Form 10-Q
period 2014-03-31
Hennessy Capital Acquisition Corp.
filed 2014-05-13
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number: 001-36267

HENNESSY CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Louisiana Street, Suite 900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 300-8242

Not applicable
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒ No ☐

As of May 12, 2014, there were 14,375,000 shares of the Company’s common stock issued and outstanding.

Hennessy Capital Acquisition Corp.
Table of Contents

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	3

	Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited)	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2014 (unaudited) and for the Period from September 24, 2013 (Inception) to March 31, 2014 (unaudited)	4

	Condensed Statement of Stockholders’ Equity from September 24, 2013 (Inception) to March 31, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 (unaudited) and for the Period from September 24, 2013 (Inception) to March 31, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS
(dollars rounded to nearest thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$1,025,000	$2,000
Prepaid expenses	63,000	0
Total current assets	1,088,000	2,000

Non-current assets:
Deferred offering costs	-	346,000
Cash held in Trust Account	115,000,000	-
Total assets	$116,088,000	$348,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$202,000
Accounts payable and accrued liabilities	72,000	-
Notes and advances payable – related party	-	121,000
Total current liabilities	72,000	323,000

Other liabilities:
Deferred underwriting compensation	3,738,000	-
Total liabilities	3,810,000	323,000

Common stock subject to possible redemption; 10,727,797 shares (at redemption value of approximately $10.00 per share)	107,278,000	-

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 29,000,000 authorized shares, 3,647,203 shares issued and outstanding (excluding 10,727,797 shares subject to possible redemption at March 31, 2014) and 2,875,000 shares issued and outstanding at December 31, 2013	-	-
Additional paid-in-capital	5,000,000	25,000
Deficit accumulated during the development stage	-	- .
Total stockholders’ equity	5,000,000	25,000
Total liabilities and stockholders’ equity	$116,088,000	$348,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
 (dollars rounded to nearest thousands)

	For the three months ended March 31, 2014	For the Period From September 24, 2013 (inception) to March 31, 2014
	(unaudited)	(unaudited)
Revenues	$-	$-
General and administrative expenses	132,000	132,000.
Net loss attributable to common shares	(132,000)	(132,000)
Weighted average common shares outstanding
Basic and diluted	3,450,000	3,149,000
Net loss per common share:
Basic and diluted	$(0.04)	$(0.04)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from September 24, 2013 (inception) to March 31, 2014
(dollars rounded to nearest thousands)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor in September 2013 at $0.009 per share	2,875,000	$-	$25,000	$-	$25,000
Net loss attributable to common shares	-	-	-	-	-
Balances, December 31, 2013	2,875,000	-	25,000	-	25,000

Sale of common stock and warrants to the public in January 2014 at $10.00 per share	11,500,000	-	115,000,000	-	115,000,000
Underwriters’ discount and offering expenses	-	-	(8,678,000)	-	(8,678,000)
Sale of 12,125,000 Private Placement Warrants in January 2014 at $0.50 per warrant	-	-	6,063,000	-	6,063,000
Proceeds subject to possible redemption of 10,740,997 shares at redemption value	(10,740,997)	-	(107,410,000)	-	(107,410,000)
Change in proceeds subject to possible redemption to 10,727,797 shares at redemption value	13,200	-	-	132,000	132,000
Net loss attributable to common shares not Subject to possible redemption	-	-	-	(132,000)	(132,000)
Balances, March 31, 2014	3,647,203	$-	$5,000,000	$-	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
 (dollars rounded to nearest thousands)

	For the three months ended March 31, 2014	For the Period From September 24, 2013 (inception) to March 31, 2014
Net loss	$(132,000)	$(132,000)
Adjustments to reconcile net loss to net cash used in operations:
Accounts payable and accrued liabilities	72,000	72,000
Prepaid expense	(63,000)	(63,000)
Net cash used in operating activities	(123,000)	(123,000)

Cash flows from financing activities:
Proceeds from note payable – related party	129,000	250,000
Proceeds from sale of common stock to Sponsor		25,000
Proceeds from sale of Public Offering shares	115,000,000	115,000,000
Proceeds from sale of Private Placement Warrants	6,063,000	6,063,000
Payment of underwriting discounts	(4,312,000)	(4,312,000)
Payment of deferred offering costs	(484,000)	(628,000)
Payment of note payable – related party	(250,000)	(250,000)
Net cash provided by financing activities	116,146,000	116,148,000

Net cash used in investing activities: Cash deposited in Trust	$(115,000,000)	$(115,000,000)

Net increase in cash	1,023,000	1,025,000
Cash at beginning of period	2,000	- \
Cash at end of period	1,025,000	1,025,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters commission	$3,738,000	$3,738,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Acquisition Corp. (a corporation in the development stage) (the "Company") was incorporated in Delaware on September 24, 2013. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).  The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” and is subject to the risks associated with activities of development stage companies.  Further, the Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2014, the Company had not commenced any operations.  All activity for the period from September 24, 2013 (inception) through March 31, 2014 relates to the Company’s formation, the initial public offering (“Public Offering”) described below and  efforts directed toward locating a suitable Business Combination.  The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest.  The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.  The Company has selected December 31st as its fiscal year end.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners I LLC, a Delaware limited liability corporation (the “Sponsor”).  The Company intends to finance a Business Combination with the proceeds from a $115,000,000 Public Offering (Note 3) and a $6,063,000 private placement (Note 4).  Upon the closing of the Public Offering and the private placement, $115,000,000 was required to be deposited, and was deposited, in the Trust Account (discussed below).

The Trust Account:

The funds in the trust account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations (the “Trust Account”). Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any,  none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering (the”Units”) if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but have not completed the Business Combination within such 21-month period (subject to the requirements of law).

Business Combination:

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business.  As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules.  If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its shares of common stock sold in the Public Offering (the Public Shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in the accompanying interim condensed financial statements, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”  As of March 31, 2014, the amount in the Trust Account is $10.00 per Public Share ($115,000,000 held in the Trust Account divided by 11,500,000 Public Shares).

The Company will only have 21 months from the closing date of the Public Offering to complete its Business Combination (or 24 months, as applicable). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Subsequent Events:

Management has performed an evaluation of subsequent events through May 13, 2014, the date of issuance of the financial statements, noting no items which require adjustment or disclosure.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2014 and the results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on January 17, 2014.  All dollar amounts are rounded to the nearest thousand dollars.

Development Stage Company:

        The Company complies with the reporting requirements of FASB ASC 915, "Development Stage Entities."

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Loss Per Common Share:

        Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceed the federal depository insurance coverage of $250,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

        The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying condensed balance sheets.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

        The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering".  Deferred offering costs of approximately $346,000 at December 31, 2013 consist principally of professional fees incurred.  These costs, together with the underwriting discount, were charged to capital upon completion of the Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At March 31, 2014 and December 31, 2013, the Company has a deferred tax asset of approximately $46,000 and $-0-, respectively, related to net loss carryforwards (which begin to expire in 2033) and start-up costs.  Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There were no unrecognized tax benefits as of March 31, 2014.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at March 31, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company charges state franchise taxes to operations and such amounts were approximately $22,000 in the three months ended March 31, 2014 and for the period from September 24, 2013 (inception) to March 31, 2014.

Redeemable common stock:

All of the 11,500,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit and in the absence of accumulated deficit, by charges against paid-in capital.

Accordingly, at March 31, 2014, 10,727,797 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at March 31, 2014).

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - PUBLIC OFFERING

        Pursuant to the Public Offering, the Company sold 11,500,000 Units (including 1,500,000 units under the underwriter’s overallotment option which was exercised in full) at a price of $10.00 per unit.  Each Unit consisted of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”).  Under the terms of its warrant agreement with Continental Stock Transfer and Trust Company dated, January 16, 2014, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination.  Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share.  No fractional shares will be issued upon exercise of the Warrants.  If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder.  Each Warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of our Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Warrants will expire at the end of such period.  If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.  Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 3.75% of the gross offering proceeds to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.25% of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares

In September 2013, the Sponsor purchased 2,875,000 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.009 per share.  The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).  Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination,  or (2) if we consummate a transaction after our Business Combination which results in our stockholders having the right to exchange their shares for cash or property worth at least $12.00 per share, the  Founder Shares will be released from the lock-up restrictions.

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founder Shares held by our initial stockholders, or 5% of our issued and outstanding shares after the Public Offering (the “Founder Earnout Shares”), will be subject to forfeiture by the initial stockholders (or their permitted transferees) on the fourth anniversary of our Business Combination unless following our Business Combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period.  The number of Founder Earnout Shares is 718,750.

Private Placement Warrants

Concurrently with the closing of the Public Offering, the Sponsor purchased from the Company an aggregate of 12,125,000 warrants at a price of $0.50 per warrant ( for an aggregate purchase price of $6,062,500) in a private placement (the “Private Placement Warrants”).  Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share.  The proceeds from the sale of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination.  The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees.  If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering.  Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants sold to the Sponsor will expire worthless.

Registration Rights

Our initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement.  Our initial stockholders and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act.  In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.  However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

Hennessy Capital LLC, an affiliate of the Company’s Sponsor and Chief Executive Officer, loaned the Company an aggregate of approximately $250,000 by the issuance of an unsecured promissory note (the “Note”) for $100,000 and unsecured advances of approximately $150,000 to cover expenses related to the Public Offering. These loans and advances were non-interest bearing and were repaid upon completion of the Public Offering in January 2014.

Administrative Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hennessy Capital LLC, an affiliate of the Sponsor.  Services commenced on January 17, 2014 and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.  Charges for services under the administrative services agreement were approximately $26,000 for the three months ended March 31, 2014 and for the period from September 24, 2013 (inception) to March 31, 2014.   Amounts payable at March 31, 2014 were approximately $6,000.

NOTE 5 - TRUST ACCOUNT

Upon the closing of the Public Offering and the private placement, a total of $115,000,000 was placed in the Trust Account.  All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries.

As of March 31, 2014, the trust proceeds are invested in a commercial checking account with a major United States bank.

NOTE 6 - FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair values of the Company’s U.S. Treasury Bills and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 29,000,000 shares of common stock.  Holders of the Company’s common stock are entitled to one vote for each share of common stock.   At March 31, 2014 and December 31, 2013, there were 3,647,203 (excluding at March 31, 2014, 10,727,797 shares of common stock subject to redemption) and 2,875,000 shares, respectively, of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2014 and December 31, 2013, there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Hennessy Capital Acquisition Corp.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.  All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on September 24, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).  We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the three months ended March 31, 2014, and for the period from September 24, 2013 (inception) through March 31, 2014, we had a net loss of approximately $132,000 and $132,000, respectively.   Such costs include costs associated with our search for a Business Combination, costs associated with our governance and public reporting, state franchise taxes and a charge of $10,000 per month from our Sponsor for administrative services (approximately $26,000 in the aggregate).

The Company’s activity from September 24, 2013 (inception) through the closing of the Public Offering in January 2014 was in preparation for the Public Offering, which was consummated on January 23, 2014.  Subsequent to that time, our activities mainly consist of identifying and evaluating prospective acquisition candidates for a Business Combination.  We believe that we have sufficient funds available to consummate a Business Combination with an operating business within the required 21 months  (or 24 months, as applicable) from January 23, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had cash outside the Trust Account of approximately $1,025,000.  Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by Hennessy Capital Partners I LLC, a Delaware limited liability company (the “Sponsor”), and a total of $250,000 loaned by the Sponsor to the Company including $100,000 pursuant to an unsecured promissory note (the “Note”) and $150,000 in unsecured advances. The Note and advances were repaid in full on January 23, 2014.

On January 23, 2014, we consummated the Public Offering of 11,500,000 units at a price of $10.00 per unit generating gross proceeds of $115,000,000 before underwriting discounts and expenses.  Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 12,125,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $6,062,500.  We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $116,125,000, net of the non-deferred portion of the underwriting commissions of $4,312,500 and offering costs and other expenses of approximately $625,000.  See also, Notes 3 and 4 to the accompanying condensed financial statements.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an Administrative Services Agreement with Hennessy Capital LLC., an affiliate of our Sponsor, pursuant to which the Company will pay Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support.  Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Development Stage Company:

        The Company complies with the reporting requirements of FASB ASC 915, "Development Stage Entities."

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Loss Per Common Share:

        Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments:

        The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying condensed balance sheets.

Deferred Offering Costs:

        The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering".  Deferred offering costs of approximately $346,000 at December 31, 2013 consist principally of professional fees incurred.  These costs, together with the underwriter discount, were charged to capital upon completion of the Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At March 31, 2014, the Company has a deferred tax asset of approximately $46,000 related to net loss carryforwards (which begin to expire in 2033) and start-up costs.  Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable common stock:

All of the 11,500,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit and in the absence of accumulated deficit, by charges against paid-in capital.

Accordingly, at March 31, 2014, 10,727,797 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at March 31, 2014).

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 24, 2013 for the purpose of effecting a Business Combination.  We were considered in the development stage at March 31, 2014 and had not commenced any operations or generated any revenues.  All activity through March 31, 2014 relates to our formation, our Public Offering and the identification and evaluation of prospective candidates for the Business Combination. The net proceeds of Public Offering and the private placement in January 2014 were placed into a trust account that is permitted to invest in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940.  At March 31, 2014, the trust account is invested in cash and therefore we believe there is no material interest rate risk at that date.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated January 16, 2014 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated January 16, 2014 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2014, we consummated a private placement of 12,125,000 warrants (“Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, generating total proceeds of $6,062,500.  The Private Placement Warrants, which were purchased by our sponsor Hennessy Capital Partners I, LLC,  are substantially similar to the warrants underlying the units issued in our initial public offering (the “Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our business combination.  If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Initial Public Offering

On January 23, 2014, we consummated our Public Offering of 11,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise of $5.75 per half share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period.  The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115,000,000, including the sale of an aggregate of 1,500,000 units to cover over-allotments.  Deutsche Bank Securities Inc. acted as sole book-runner for the Public Offering (the “Underwriter”).   The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-192982). The SEC declared the registration statement effective on January 16, 2014.

We paid a total of approximately $4.3 million in underwriting discounts and commissions and approximately $628,000 for other costs and expenses related to the offering.  In addition, the Underwriter agreed to defer approximately $3.7 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. We also repaid the Note and advances to an affiliate of our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $3.7 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was $116,000,000 of which $115,000,000 (or $10.00 per unit sold in the initial public offering) was placed in the trust account.  Approximately $1.0 million was held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP.

Dated: May 13, 2014	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2014	/s/ Charles B. Lowrey II
Name: Charles B. Lowrey Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)