Form 10-Q
period 2014-06-30
Hennessy Capital Acquisition Corp.
filed 2014-08-14
CIK 1589526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 14,375,000 shares of the Company’s common stock issued and outstanding.

Hennessy Capital Acquisition Corp.

Table of Contents

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2014
	(unaudited) and for the Period from September 24, 2013 (Inception) to June 30, 2014 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from September 24, 2013 (Inception)
	to June 30, 2014 (unaudited)	3

	Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2014
	(unaudited) and for the Period from September 24, 2013 (Inception) to June 30, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

(dollars rounded to nearest thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$818,000	$2,000
Prepaid expenses	60,000	-
Total current assets	878,000	2,000

Non-current assets:
Deferred offering costs	-	346,000
Cash and investments held in Trust Account	115,004,000	-
Total assets	115,882,000	348,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$202,000
Accounts payable and accrued liabilities	256,000	-
Notes and advances payable – related party	-	121,000
Total current liabilities	256,000	323,000

Other liabilities:
Deferred underwriting compensation	3,738,000	-
Total liabilities	3,994,000	323,000
Common stock subject to possible redemption; 10,688,897 shares (at redemption value of approximately $10.00 per share)	106,888,000	-

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none
issued or outstanding	-	-
Common stock, $0.0001 par value, 29,000,000 authorized shares,
3,686,103 shares issued and outstanding (excluding 10,688,897 shares subject to possible redemption at June 30, 2014) and
2,875,000 shares issued and outstanding at December 31, 2013	-	-
Additional paid-in-capital	5,521,000	25,000
Deficit accumulated during the development stage	(521,000)	-
Total stockholders’ equity	5,000,000	25,000
Total liabilities and stockholders’ equity	$115,882,000	$348,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(dollars rounded to nearest thousands)

			For the Period
	For the three	For the six	From September 24,
	months	months	2013
	ended	ended	(inception) to
	June 30, 2014	June 30, 2014	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-
General and administrative expenses	394,000	525,000	525,000
Loss from operations	(394,000)	(525,000)	(525,000)
Other income – Interest on Trust Account	4,000	4,000	4,000
Net loss attributable to common shares	(390,000)	(521,000)	(521,000)
Weighted average common shares outstanding
Basic and diluted	3,637,000	3,544,000	3,308,000
Net loss per common share:
Basic and diluted	$(0.11)	$(0.15)	$(0.16)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from September 24, 2013 (inception) to June 30, 2014

(dollars rounded to nearest thousands)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor in September 2013 at $0.009 per share	2,875,000	$-	$25,000	$-	$25,000

Net loss attributable to common shares	-	-	-	-	-

Balances, December 31, 2013	2,875,000	-	25,000	-	25,000

Sale of common stock and warrants to the public in January 2014 at $10.00 per share	11,500,000	-	115,000,000	-	115,000,000

Underwriters’ discount and offering expenses	-	-	(8,678,000)	-	(8,678,000)

Sale of 12,125,000 Private Placement Warrants in January 2014 at $0.50 per warrant	-	-	6,063,000	-	6,063,000

Proceeds subject to possible redemption of 10,740,997 shares at redemption value	(10,740,997)	-	(107,410,000)	-	(107,410,000)

Change in proceeds subject to possible redemption to 10,688,897 shares at redemption value	52,100	-	521,000	-	521,000

Net loss attributable to common shares not Subject to possible redemption	-	-	-	(521,000)	(521,000)

Balances, June 30, 2014	3,686,103	$-	$5,521,000	$(521,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars rounded to nearest thousands)

		For the Period
		From September 24,
	For the Six	2013
	Months ended	(inception) to
	June 30, 2014	June 30, 2014

Net loss	$(521,000)	$(521,000)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(60,000)	(60,000)
Increase in accounts payable and accrued liabilities	255,000	255,000
Net cash used in operating activities	(326,000)	(326,000)

Cash flows from investing activities:
Cash deposited in Trust Account	$(115,000,000)	$(115,000,000)
Trust income retained in Trust Account	(4,000)	(4,000)
Net cash used in investing activities:	(115,004,000)	(115,004,000)

Cash flows from financing activities:
Proceeds from note payable and advances – related party	129,000	250,000
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from sale of Public Offering shares	115,000,000	115,000,000
Proceeds from sale of Private Placement Warrants	6,063,000	6,063,000
Payment of underwriting discounts	(4,312,000)	(4,312,000)
Payment of deferred offering costs	(484,000)	(628,000)
Payment of note payable and advances – related party	(250,000)	(250,000)
Net cash provided by financing activities	116,146,000	116,148,000

Net increase in cash	816,000	818,000
Cash at beginning of period	2,000	-
Cash at end of period	818,000	818,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters commission	$3,738,000	$3,738,000

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

At June 30, 2014, the Company had not commenced any operations. All activity for the period from September 24, 2013 (inception) through June 30, 2014 relates to the Company’s formation, the initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering (the “Units”) if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but have not completed the Business Combination within such 21-month period (subject to the requirements of law).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in the accompanying interim condensed financial statements, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” As of June 30, 2014, the amount in the Trust Account is approximately $10.00 per Public Share ($115,004,000 held in the Trust Account divided by 11,500,000 Public Shares).

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

Subsequent Events:

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustment or disclosure.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2014 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Loss Per Common Share:

 Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2014, the Company’s warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method were anti-dilutive due to the Company’s net loss. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014 and December 31, 2013, the Company has a deferred tax asset of approximately $182,000 and $-0-, respectively, related to net loss carryforwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company charges state franchise taxes to operations and such amounts were approximately $22,000, $44,000 and $44,000, respectively, in the three and six months ended June 30, 2014 and for the period from September 24, 2013 (inception) to June 30, 2014.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at June 30, 2014, 10,688,897 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at June 30, 2014).

Recent Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 11,500,000 Units (including 1,500,000 units under the underwriter’s overallotment option which was exercised in full) at a price of $10.00 per unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of its warrant agreement with Continental Stock Transfer and Trust Company dated January 16, 2014, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination. Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of our Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hennessy Capital LLC, an affiliate of the Sponsor. Services commenced on January 17, 2014 and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. Charges for services under the administrative services agreement were approximately $30,000, $56,000 and $56,000, respectively, for the three and six months ended June 30, 2014 and for the period from September 24, 2013 (inception) to June 30, 2014. Amounts prepaid at June 30, 2014 was approximately $6,000.

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

At June 30, 2014, the proceeds of the Trust Account have been invested in U.S. treasury bills yielding interest of between 0.0% and 0.46%. The carrying value of the investment includes accrued interest of approximately $4,000 and approximates market at June 30, 2014.

NOTE 6 - FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted Price	Significant	Significant
		Prices in	Other	Other
	June 30, 2014	Active Markets	Observable Inputs	Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3) .
Assets:
U.S. Government
Treasury Bills	$115,004,000	$115,004,000	$-	$-

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2014 and December 31, 2013, there were 3,686,103 (excluding at June 30, 2014, 10,688,897 shares of common stock subject to redemption) and 2,875,000 shares, respectively, of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2014 and December 31, 2013, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the three and six months ended June 30, 2014, and for the period from September 24, 2013 (inception) through June 30, 2014, we had a net loss of approximately $390,000, $521,000 and $521,000, respectively. Such costs include costs associated with our search for a Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $7,000 per month and a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering (approximately $56,000 in the aggregate). Costs increased significantly in the three months ended June 30, 2014 due to professional and consulting fees and travel associated with evaluating various Business Combination candidates. Such costs approximated $289,000, $324,000 and $324,000 respectively for the three and six months ended June 30, 2014 and for the period from September 24, 2014 (inception) to June 30, 2014.

The Company’s activities from September 24, 2013 (inception) through the closing of the Public Offering in January 2014 solely related to the preparation for the Public Offering, which was consummated on January 23, 2014. Subsequent to that time, our activities mainly consist of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to consummate a Business Combination with an operating business within the required 21 months (or 24 months, as applicable) from January 23, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash outside the Trust Account of approximately $818,000. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by Hennessy Capital Partners I LLC, a Delaware limited liability company (the “Sponsor”), and a total of $250,000 loaned by the Sponsor to the Company including $100,000 pursuant to an unsecured promissory note (the “Note”) and $150,000 in unsecured advances. The Note and advances were repaid in full on January 23, 2014.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2014, the Company’s warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method were anti-dilutive due to the Company’s net loss. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014, the Company has a deferred tax asset of approximately $182,000 related to net loss carryforwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at June 30, 2014, 10,688,897 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at June 30, 2014).

Recent Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 24, 2013 for the purpose of effecting a Business Combination. We were considered in the development stage at June 30, 2014 and had not commenced any operations or generated any revenues. All activity through June 30, 2014 relates to our formation, our Public Offering and the identification and evaluation of prospective candidates for the Business Combination. The net proceeds of Public Offering and the private placement in January 2014 were placed into a trust account that is permitted to invest in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. At June 30, 2014, the trust account is invested in U.S. government treasury bills and therefore we believe there is no material interest rate risk at that date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

None.

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

HENNESSY CAPITAL ACQUISITION CORP.

Dated: August 14, 2014	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2014	/s/ Charles B. Lowrey II
Name: Charles B. Lowrey Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

