Form 10-Q
period 2014-09-30
Hennessy Capital Acquisition Corp.
filed 2014-11-14
CIK 1589526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 14,375,000 shares of the Company’s common stock issued and outstanding.

Hennessy Capital Acquisition Corp.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2014 (unaudited) and for the Period from September 24, 2013 (Inception) to September 30, 2013 and from September 24, 2013 (inception) to September 30, 2014 (unaudited)	2

	Condensed Statement of Stockholders’ Equity from September 24, 2013 (Inception) to September 30, 2014 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 (unaudited) and for the Period from September 24, 2013 (Inception) to September 30, 2014 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

(dollars rounded to nearest thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$477,000	$2,000
Prepaid expenses	32,000	-
Total current assets	509,000	2,000

Non-current assets:
Deferred offering costs	-	346,000
Cash and investments held in Trust Account	115,024,000	-
Total assets	$115,533,000	$348,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$202,000
Accounts payable	1,438,000	-
Accrued liabilities	1,804,000	-
Notes and advances payable – related party	-	121,000
Total current liabilities	3,242,000	323,000

Other liabilities:
Deferred underwriting compensation	3,738,000	-
Total liabilities	6,980,000	323,000

Common stock subject to possible redemption; 10,355,346 shares (at redemption value of approximately $10.00 per share)	103,553,000	-
Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 29,000,000 authorized shares, 4,019,654 shares issued and outstanding (excluding 10,355,346 shares subject to possible redemption at September 30, 2014) and 2,875,000 shares issued and outstanding at December 31, 2013	-	-
Additional paid-in-capital	8,857,000	25,000
Deficit accumulated during the development stage	(3,857,000)	-
Total stockholders’ equity	5,000,000	25,000
Total liabilities and stockholders’ equity	$115,533,000	$348,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(dollars rounded to nearest thousands)

	For the three months ended September 30, 2014	For the period from September 24, 2013 (inception) to September 30, 2013	For the nine months ended September 30, 2014	For the period from September 24, 2013 (inception) to September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	-	-	-	-
General and administrative expenses	3,355,000	-	3,881,000	3,881,000
Loss from operations	(3,355,000)	-	(3,881,000)	(3,881,000)
Other income - Interest on Trust Account	20,000	-	24,000	24,000
Net loss attributable to common shares	(3,335,000)	-	(3,857,000)	(3,857,000)
Weighted average common shares outstanding
Basic and diluted	3,690,000	2,875,000	3,593,000	3,402,000
Net loss per common share:
Basic and diluted	$0.90	$0.00	$1.07	$1.13

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from September 24, 2013 (inception) to September 30, 2014

(dollars rounded to nearest thousands)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor in September 2013 at $0.009 per share	2,875,000	$-	$25,000	$-	$25,000
Net loss attributable to common shares	-	-	-	-	-
Balances, December 31, 2013	2,875,000	-	25,000	-	25,000

Sale of common stock and warrants to the public in January 2014 at $10.00 per share	11,500,000	-	115,000,000	-	115,000,000
Underwriters’ discount and offering expenses	-	-	(8,678,000)	-	(8,678,000)
Sale of 12,125,000 Private Placement Warrants in January 2014 at $0.50 per warrant	-	-	6,063,000	-	6,063,000
Proceeds subject to possible redemption of 10,740,997 shares at redemption value	(10,740,997)	-	(107,410,000)	-	(107,410,000)
Change in proceeds subject to possible redemption to 10,355,346 shares at redemption value	385,651	-	3,857,000	-	3,857,000
Net loss attributable to common shares not Subject to possible redemption	-	-	-	(3,857,000)	(3,857,000)
Balances, September 30, 2014	4,019,654	$-	$8,857,000	$(3,857,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars rounded to nearest thousands)

	For the Nine Months ended September 30, 2014	For the Period From September 24, 2013 (inception) to September 30, 2014
Net loss attributable to common shares	$(3,857,000)	$(3,857,000)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(32,000)	(32,000)
Increase in accounts payable and accrued liabilities	3,242,000	3,242,000
Trust income retained in Trust Account	(24,000)	(24,000)

Net cash used in operating activities	(671,000)	(671,000)

Cash flows from investing activities: Cash deposited in Trust Account	(115,000,000)	(115,000,000)

Cash flows from financing activities:
Proceeds from note payable and advances – related party	129,000	250,000
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from sale of Public Offering shares	115,000,000	115,000,000
Proceeds from sale of Private Placement Warrants	6,063,000	6,063,000
Payment of underwriting discounts	(4,312,000)	(4,312,000)
Payment of deferred offering costs	(484,000)	(628,000)
Payment of note payable and advances – related party	(250,000)	(250,000)
Net cash provided by financing activities	116,146,000	116,148,000

Net increase in cash	475,000	477,000
Cash at beginning of period	2,000	-
Cash at end of period	477,000	477,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters commission	$3,738,000	$3,738,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP.

(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Hennessy Capital Acquisition Corp. (a corporation in the development stage) (the "Company") was incorporated in Delaware on September 24, 2013. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” and is subject to the risks associated with activities of development stage companies. Further, the Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2014, the Company had not commenced any operations. All activity for the period from September 24, 2013 (inception) through September 30, 2014 relates to the Company’s formation, the initial public offering (“Public Offering”) described below and efforts directed toward locating and completing a suitable initial business combination (see below and Note 2). The Company has not generated any operating revenues and will not until after completion of its initial business combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Hennessy Capital Partners I LLC, a Delaware limited liability corporation (the “Sponsor”). The Company intends to finance an initial business combination with the proceeds from a $115,000,000 Public Offering (Note 4) and a $6,063,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $115,000,000 was required to be deposited, and was deposited, in the Trust Account (discussed below).

The Trust Account

The funds in the trust account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations (the “Trust Account”). Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering (the “Units”) if the Company is unable to complete an initial business combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of the Public Offering but have not completed the initial business combination within such 21-month period (subject to the requirements of law).

Initial Business Combination

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. There is no assurance that the Company will be able to successfully effect a business combination.

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of the initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the initial business combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. However, in no event will the Company redeem its shares of common stock sold in the Public Offering (the “Public Shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate business combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in the accompanying interim condensed financial statements, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” As of September 30, 2014, the amount in the Trust Account is approximately $10.00 per Public Share ($115,024,000 held in the Trust Account divided by 11,500,000 Public Shares).

The Company will only have 21 months from the closing date of the Public Offering to complete its initial business combination (or 24 months, as applicable). If the Company does not complete an initial business combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an inital business combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Liquidity and Going Concern  Consideration

At September 30, 2014, the Company had current liabilities of approximately $3,242,000 largely due to amounts owed to professionals, consultants, advisors and others who are working on the Business Combination (as defined herein) described in Note 2. Such work is continuing after September 30, 2014 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. Funds in the Trust Account are not available for this purpose absent an initial business combination. If the Business Combination were not consummated, the Company would lack the resources to pay these liabilities. Although the Company’s plan is to complete the Business Combination discussed in Note 2, there is no assurance that the Company’s plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements.

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

On September 21, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with The Traxis Group B.V. (“Seller”), a limited liability company existing under the laws of the Netherlands and an entity that is majority owned by funds affiliated with Cerberus Capital Management, L.P. The Purchase Agreement provides for the acquisition by the Company of all of the outstanding shares of capital stock of School Bus Holdings Inc. (“SBH”), which, through its subsidiaries, conducts its business under the “Blue Bird” name, from Seller (the “Business Combination”).

Blue Bird is the leading independent designer and manufacturer of school buses, with more than 550,000 buses sold since its formation in 1927 and approximately 180,000 buses in operation today. Founded in 1927, Blue Bird designs, engineers, manufactures and sells three types of school buses (Type C, Type D and specialty buses), as well as aftermarket parts. Blue Bird’s principal manufacturing and assembly operations are in Fort Valley, GA.

The Business Combination will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the stockholder of SBH immediately prior to the Business Combination will have effective control of Blue Bird Corporation, the post-combination company, through its 42.4% ownership interest in the combined entity, assuming no share redemptions (57.2% in the event of maximum share redemptions), its selection of a majority of the board of directors and its designation of all of the senior executive positions. For accounting purposes, SBH will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock by Hennessy Capital and payment of cash consideration for the stock of SBH) and there will be no revaluation of Blue Bird’s assets and no goodwill recorded.

Blue Bird reports on a “52/53 week” fiscal year ending of the Saturday closest to September 30. As such, upon consummation of the Business Combination, the Company expects to change its fiscal year to conform to Blue Bird’s fiscal year.

Consideration and Equity Financing

Pursuant to the Purchase Agreement, the aggregate equity purchase price for the Business Combination is $255.0 million (the “Total Purchase Price”). The Company will pay the Total Purchase Price partially in cash (the “Cash Component”) and partially in common stock (the “Equity Component”), as follows:

●	The Cash Component represents the cash the Company will have available to pay the Total Purchase Price. The Cash Component will equal (i) the dollar amount remaining in the Company’s trust account after redemptions described below, plus (ii) the amount raised pursuant to the PIPE Investment (as defined herein), expected to be $40.0 million, plus (iii) the amount raised if the Company conducts a private placement pursuant to the Backstop Commitment (as defined below) minus (iv) the Company’s expenses incurred in connection with the Business Combination; and

●	The Equity Component will equal 11.5 million shares of Company common stock, subject to the following:

●	if the Cash Component is greater than $140.0 million, the Equity Component will be reduced by one share of common stock for each $10.00 of such excess; and

●	if the Cash Component is less than $140.0 million, the Equity Component will be increased by one share of common stock for each $10.00 of such shortfall, provided that if the amount of the Cash Component is less than $100.0 million, Seller may, at its option, terminate the Purchase Agreement.

The Equity Component will be payable solely to Seller. Upon consummation of the Business Combination, 13.6% of the Cash Component (estimated to be approximately $19 million before tax) will be payable to certain directors, officers and employees of Blue Bird who are participants in SBH’s phantom award plan and the balance of the Cash Component will be payable to Seller. This portion of the purchase price will be charged to operations as compensation expense in the quarter that the Business Combination closes.

The Cash Component will be funded through a combination of cash held in the Company’s trust account and the proceeds from the expected sale of $40.0 million (subject to possible increase up to $50.0 million) of the Company’s Series A Convertible Preferred Stock in a private placement (the “PIPE Investment”). Additionally, the Company has received a commitment from an investor to purchase up to $10.0 million of Company common stock through (i) open market or privately negotiated transactions with third parties, (ii) a private placement with consummation to occur concurrently with that of the Business Combination, or (iii) a combination thereof, in order to ensure sufficient funds to finance the Cash Component (the “Backstop Commitment”).

Redemption Offer

Pursuant to the Company’s amended and restated certificate of incorporation (the “Existing Charter”) and in accordance with the terms of the Purchase Agreement, the Company will be providing its public stockholders with the opportunity to redeem their shares of Company common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account (which holds the proceeds of the Company’s January 2014 initial public offering (the “IPO”), less taxes payable) as of two business days prior to the consummation of the Business Combination (the “Redemption Offer”). For illustrative purposes, based on funds in the trust account of approximately $115.0 million on September 30, 2014, the estimated per share redemption price would have been approximately $10.00.

Representations and Warranties

Under the Purchase Agreement, Seller, on the one hand, and the Company, on the other hand, made customary representations and warranties for transactions of this nature. Except for certain representations made by Seller relating to its ownership of all the issued and outstanding shares of SBH (which survive for a period of one year after the closing of the Business Combination), the representations and warranties made by Seller and the Company to each other in the Purchase Agreement will not survive the consummation of the Business Combination.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Purchase Agreement (the “Closing”) is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Existing Charter and the completion of the Redemption Offer. Each redemption of public shares by the Company’s public stockholders will decrease the amount in the Company’s trust account, which holds approximately $115.0 million as of September 30, 2014. If the aggregate amount of cash available to pay the Cash Component is less than $140.0 million, then the Equity Component will be increased by one share of common stock for each $10.00 of such shortfall, with each share of Company common stock valued at $10.00.

In addition, consummation of the transactions contemplated by the Purchase Agreement is subject to other closing conditions, including, among others: (i) that all applicable waiting periods and any extensions thereof under applicable antitrust, competition or similar laws have expired or been terminated and (ii) the approval by the Company’s stockholders of the Purchase Agreement and the Business Combination. In addition, unless waived by Seller, the obligation of the Seller to complete the Business Combination is subject to the fulfillment of certain closing conditions, including, among others: (A) Seller shall have received a fully executed lock-up agreement from Hennessy Capital Partners I LLC (the “Sponsor”) and certain individuals, each of whom was and/or is a director of the Company or member of the Company’s management team prior to the Business Combination, and who will remain a stockholder of the Company immediately after the Business Combination (each, a “Founder” and collectively, the “Founders” ), (B) each of a Backstop and Subscription Agreement, a Preferred Subscription Agreement and a Voting and Support Agreement remaining in full force and effect, and the parties thereto being in compliance with the terms and conditions thereof in all material respects, and if Seller exercises its rights to enforce the Backstop and Subscription Agreement, the Preferred Subscription Agreement or the Voting and Support Agreement pursuant to the terms thereof, such Subscriber (as defined in the applicable Backstop and Subscription Agreement or the Preferred Subscription Agreement) or Founder Stockholder (as defined in the Purchase Agreement), as applicable, will have complied with and consummated its obligations with respect thereto; (C) the Company’s common stock remaining listed on NASDAQ; and (D) the approval by the Company’s stockholders of (1) the proposals with respect to the proposed amendments of the Existing Charter (as described in the Company’s amended preliminary proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2014) (the “Proxy Statement”) and (2) the post-closing members of the Company’s board of directors, and certain committees thereof, in each case as set forth in the Purchase Agreement and described in the Proxy Statement, will have been approved and appointed or elected, as applicable, to their respective position(s) and the Company will have offered each of the same the opportunity to enter an agreement for indemnification (in addition to the indemnification provided for in the Company’s governing documents), effective as of the closing of the Business Combination. In addition, unless waived by the Company, the obligation of the Company to complete the Business Combination is subject to the fulfilment of certain closing conditions, including, among others, the Company shall have received a fully executed lock-up agreement from the Seller.

Termination

As discussed above, Seller may, at its option, terminate the Purchase Agreement if the amount of the Cash Component is less than $100.0 million. The Purchase Agreement may also be terminated under certain customary and limited circumstances at any time prior to the Closing, including by either party if the transactions contemplated by the Purchase Agreement have not been completed by March 31, 2015 under certain circumstances. If the Purchase Agreement is validly terminated, no party thereto will have any liability or any further obligation to any other party under the Purchase Agreement with certain limited exceptions, including liability for any willful breach of the Purchase Agreement.

Sponsor Warrant Exchange Letter Agreement

Concurrent with the execution of the Purchase Agreement, the Company entered into a Warrant Exchange Letter Agreement (the “Sponsor Warrant Exchange Letter Agreement”) with the Sponsor and Seller, which provides for the exchange of that number of outstanding warrants issued to the Sponsor in a private placement that occurred simultaneously with the closing of the IPO (the “placement warrants”) equal to (i) 12,125,000 less (ii) the number of public warrants validly tendered and not withdrawn in the proposed Public Warrant Exchange Offer (as defined in the Preliminary Proxy Statement), in exchange for shares of Company common stock at an exchange ratio of 0.1 of a share of Company common stock per each placement warrant (the “Sponsor Warrant Exchange”). The Sponsor Warrant Exchange will, subject to certain exceptions, occur concurrent with, and is contingent upon, the consummation of the Business Combination. Pursuant to the Sponsor Warrant Exchange Letter Agreement, the Sponsor has also agreed that until the earliest of: (a) the 180th day after the closing of the Business Combination, (b) the date following the closing of the Business Combination on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Company common stock for cash, securities or other property and (c) if the last sale price of the Company common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the close of business on such 20th trading day, it will not sell, transfer or assign any shares of Company common stock issuable pursuant to the Sponsor Warrant Exchange, any shares of Company common stock issuable upon exercise of the placement warrants or any Founder Earnout Shares (as defined below) or publicly announce any intention to do so. Further, the Sponsor agrees to allow the Company’s transfer agent to decline transfers of the shares subject to the Sponsor Warrant Exchange Letter Agreement.

Other Agreements

The Business Combination also calls for various additional agreements including a Backstop and Subscription Agreement, a Preferred Subscription Agreement, a Voting and Support Agreement, a Director Removal Letter Agreement, a Registration Rights Agreement and certain Lock-Up Agreements, among others.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2014 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on January 17, 2014 and in the Proxy Statement. All dollar amounts are rounded to the nearest thousand dollars.

Development Stage Company

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, the Company’s warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method were anti-dilutive due to the Company’s net loss. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying condensed balance sheets.

Use of Estimates

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

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Deferred offering costs of approximately $346,000 at December 31, 2013 consist principally of professional fees incurred. These costs, together with the underwriting discount, were charged to capital upon completion of the Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2014 and December 31, 2013, the Company has a deferred tax asset of approximately $1,300,000 and $-0-, respectively, related to net loss carryforwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company charges state franchise taxes to operations and such amounts were approximately $22,000, $64,000, $-0- and $64,000, respectively, in the three and nine months ended September 30, 2014, the period from September 24, 2013 (inception) to September 30, 2013 and for the period from September 24, 2013 (inception) to September 30, 2014.

Redeemable common stock

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

Accordingly, at September 30, 2014, 10,355,346 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at September 30, 2014).

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings unless it is no longer in the development stage.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 - PUBLIC OFFERING

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Private Placement Warrants

Concurrently with the closing of the Public Offering, the Sponsor purchased from the Company an aggregate of 12,125,000 warrants at a price of $0.50 per warrant ( for an aggregate purchase price of $6,062,500) in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share. The proceeds from the sale of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions. See also Sponsor Warrant Exchange Letter Agreement described in Note 2.

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

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of its initial business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Private Placement Warrants and the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Private Placement Warrants and the Warrants in accordance with the provisions of the warrant agreement.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hennessy Capital LLC, an affiliate of the Sponsor. Services commenced on January 17, 2014 and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. Charges for services under the administrative services agreement were approximately $30,000, $86,000 and $86,000, respectively, for the three and nine months ended September 30, 2014 and for the period from September 24, 2013 (inception) to September 30, 2014. At September 30, 2014, approximately $6,000 of the following month fee was prepaid.

NOTE 6 - TRUST ACCOUNT

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

At September 30, 2014, the proceeds of the Trust Account have been invested in U.S. treasury bills yielding interest of between 0.0% and 0.46%. The carrying value of the investment includes accrued interest of approximately $24,000 and approximates market at September 30, 2014.

NOTE 7 - FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted Price	Significant	Significant
		Prices in	Other	Other
	September 30, 2014	Active Markets	Observable Inputs	Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government
Treasury Bills	$115,024,000	$115,024,000	$-	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2014 and December 31, 2013, there were 4,019,654 (excluding at September 30, 2014, 10,355,346 shares of common stock subject to redemption) and 2,875,000 shares, respectively, of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2014 and December 31, 2013, there were no shares of preferred stock issued and outstanding. See however, Note 2 regarding the preferred stock the Company intends to issue in connection with the PIPE Investment.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $15 million (including the deferred underwriting fee). In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, Blue Bird’s expenses for the Business Combination are estimated to aggregate approximately $10 million and will be reported in our Statements of Operations upon the closing of the Business Combination since Blue Bird will be deemed the accounting acquirer. See also, Note 2 for further information regarding the Business Combination.

On August 7, 2014, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the staff of Nasdaq (the “Nasdaq Staff”) does not believe the Company is currently in compliance with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its shares of common stock for continued listing on Nasdaq. On September 22, 2014, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Holders Rule and ensure compliance with Nasdaq’s initial listing requirements at closing of the Business Combination. On September 30, 2014, the Nasdaq Staff granted the Company an extension until February 3, 2015 to obtain stockholder approval of the Business Combination, consummate the Business Combination and demonstrate compliance with Nasdaq’s initial listing requirements. Upon consummation of the Business Combination, the Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements, including the requirement that we maintain a minimum number of 300 round-lot holders of our common stock.

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

Overview

We are a blank check company incorporated on September 24, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

On September 21, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with The Traxis Group B.V. (“Seller”), a limited liability company existing under the laws of the Netherlands and an entity that is majority owned by funds affiliated with Cerberus Capital Management, L.P. The Purchase Agreement provides for the acquisition by the Company of all of the outstanding shares of capital stock of School Bus Holdings Inc. (“SBH”), which, through its subsidiaries, conducts its business under the “Blue Bird” name, from Seller (the “Business Combination”).

Blue Bird is the leading independent designer and manufacturer of school buses, with more than 550,000 buses sold since its formation in 1927 and approximately 180,000 buses in operation today. Founded in 1927, Blue Bird designs, engineers, manufactures and sells three types of school buses (Type C, Type D and specialty buses), as well as aftermarket parts. Blue Bird’s principal manufacturing and assembly operations are in Fort Valley, GA.

Pursuant to the Purchase Agreement, the aggregate equity purchase price for the Business Combination is $255.0 million (the “Total Purchase Price”). The Company will pay the Total Purchase Price partially in cash (the “Cash Component”) and partially in common stock (the “Equity Component”), as described more fully in Note 2 to the condensed financial statements and in the Form 8-K filed with the Securities and Exchange Commission on September 24, 2014 and the Proxy Statement . Upon consummation of the Business Combination, 13.6% of the Cash Component (estimated to be approximately $19 million before tax) will be payable to certain directors, officers and employees of Blue Bird who are participants in SBH’s phantom award plan. This portion of the Total Purchase Price will be charged to operations as compensation expense in the quarter that the Business Combination closes.

The Business Combination also calls for various additional agreements including a Backstop and Subscription Agreement, a Preferred Subscription Agreement, a Voting and Support Agreement, a Director Removal Letter Agreement, a Sponsor Warrant Exchange Letter Agreement, a Registration Rights Agreement and certain Lock-Up Agreements, among others as outlined in the Form 8-K filed with the Securities and Exchange Commission on September 23, 2014 and the Proxy Statement .

The Business Combination will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the stockholder of SBH immediately prior to the Business Combination will have effective control of Blue Bird Corporation, the post-combination company (see also Note 2 to the condensed financial statements). For accounting purposes, SBH will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock by Hennessy Capital and payment of cash consideration for the stock of SBH) and there will be no revaluation of Blue Bird’s assets and no goodwill recorded. Since Blue Bird reports on a “52/53 week” fiscal year ending of the Saturday closest to September 30, the Company expects to change its fiscal year to conform to Blue Bird’s fiscal year.

Results of Operations

For the three and nine months ended September 30, 2014, and for the period from September 24, 2013 (inception) through September 30, 2013 and from September 24, 2013 (inception) through September 30, 2014, we had a net loss of approximately $3,335,000, $3,857,000, $-0- and $3,857,000, respectively. Our normal operating costs include costs associated with our search for an initial business combination, costs associated with our governance and public reporting, state franchise taxes of approximately $7,000 per month and a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering (approximately $86,000 in the aggregate). Costs increased very significantly in the three months ended September 30, 2014 due to professional and consulting fees and travel associated with evaluating various Business Combination candidates, negotiating and executing the Purchase Agreement and preparing the Proxy Statement to seek shareholder approval for the Business Combination. In addition to professional, due diligence and consulting fees and travel, transaction costs also included costs associated with a “fairness opinion” and certain financing costs. Such costs approximated $3,200,000, $3,550,000 and $3,550,000 respectively for the three and nine months ended September 30, 2014 and for the period from September 24, 2013 (inception) to September 30, 2014.

The Company’s activities from September 24, 2013 (inception) through the closing of the Public Offering in January 2014 solely related to the preparation for the Public Offering, which was consummated on January 23, 2014. Subsequent to that time, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for an initial business combination and then conducting due diligence and negotiating and entering into definitive transaction agreements with respect to, and engaging in efforts to consummate,(including preparing the Proxy Statement), the Business Combination.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $15 million (including the deferred underwriting fee). In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, Blue Bird’s expenses for the Business Combination are estimated to aggregate approximately $10 million and will be reported in our Statements of Operations upon the closing of the Business Combination since Blue Bird will be deemed the accounting acquirer. A substantial portion of these costs (including contingent or success fees and ongoing accrued transaction costs) will be charged to operations in the quarter that the Business Combination is consummated. In addition, a portion of the Cash Component of the selling price (estimated to be approximately $19 million before tax) will be payable to certain directors, officers and employees of Blue Bird who are participants in SBH’s phantom award plan. This portion of the purchase price will be charged to operations as compensation expense in the quarter that the Business Combination is consummated. See also, Note 2 to the condensed financial statements for further information regarding the Business Combination

Liquidity and Capital Resources

As of September 30, 2014, we had cash outside the Trust Account of approximately $477,000 and current liabilities of approximately $3,242,000 primarily representing amounts owed to professionals, consultants, advisors and others who are involved in the Business Combination described in Note 2 to the condensed financial statements. Such work is continuing after September 30, 2014 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. Funds in the Trust Account are not available for this purpose absent an initial business combination. If the Business Combination is not consummated, the Company would lack the resources to pay these liabilities. Although the Company’s plan is to complete the Business Combination discussed in Note 2 to the condensed financial statements there can be no assurance that the Company’s plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

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

On January 23, 2014, we consummated the Public Offering of 11,500,000 units at a price of $10.00 per unit generating gross proceeds of $115,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 12,125,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $6,063,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $116,125,000, net of the non-deferred portion of the underwriting commissions of $4,312,500 and offering costs and other expenses of approximately $625,000. See also, Notes 5 and 6 to the accompanying condensed financial statements.

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

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs under the Purchase Agreement will aggregate approximately $15 million, including the deferred underwriting fee. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, Blue Bird’s expenses for the Business Combination are estimated to aggregate approximately $10 million and will be reported in our Statements of Operations since Blue Bird will be deemed the accounting acquirer.

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

Development Stage Company

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, the Company’s warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method were anti-dilutive due to the Company’s net loss. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying condensed balance sheets.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Deferred offering costs of approximately $346,000 at December 31, 2013 consist principally of professional fees incurred. These costs, together with the underwriter discount, were charged to capital upon completion of the Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2014, the Company has a deferred tax asset of approximately $1,300,000 related to net loss carryforwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable common stock

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

Accordingly, at September 30, 2014, 10,355,346 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at September 30, 2014).

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings if it is still in the development stage.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on September 24, 2013 for the purpose of effecting a Business Combination. We were considered in the development stage at September 30, 2014 and had not commenced any operations or generated any revenues. All activity through September 30, 2014 relates to our formation, our Public Offering and the identification and evaluation of prospective candidates for the Business Combination and activities associated with the Business Combination and related shareholder approvals. The net proceeds of Public Offering and the private placement in January 2014 were placed into a trust account that is permitted to invest in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. At September 30, 2014, the trust account is invested in U.S. government treasury bills and therefore we believe there is no material interest rate risk at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated January 16, 2014 and in our Proxy Statement, both of which were filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated January 16, 2014, or our Proxy Statement, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and Hennessy Capital Acquisition Corp (1)

10.1	Form of Backstop and Subscription Agreement by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V., Hennessy Capital Partners I LLC and the investor named therein. (1)

10.2	Form of Amended and Restated Preferred Subscription Agreement by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V. and the investor named therein. (1)

10.3	Voting and Support Agreement, dated as of September 21, 2014, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders set forth therein. (1)

10.4	Director Removal Letter Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and Hennessy Capital Partners I LLC. (1)

10.5	Sponsor Warrant Exchange Letter Agreement, dated as of September 21, 2014, by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V. and Hennessy Capital Partners I LLC. (1)

10.6	Form of Registration Rights Agreement by and among Blue Bird Corporation (formerly known as Hennessy Capital Acquisition Corp.), The Traxis Group B.V. and the investors named therein. (1)

10.7	Form of Seller Lock-Up Agreement, by and between Hennessy Capital Acquisition Corp. and The Traxis Group B.V. (1)

10.8	Form of Sponsor Lock-Up Agreement, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders named therein. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 24, 2014

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP.

Dated: November 14, 2014	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	/s/ Charles B. Lowrey II
Name: Charles B. Lowrey Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and Hennessy Capital Acquisition Corp (1)

10.1	Form of Backstop and Subscription Agreement by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V., Hennessy Capital Partners I LLC and the investor named therein. (1)

10.2	Form of Amended and Restated Preferred Subscription Agreement by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V. and the investor named therein. (1)

10.3	Voting and Support Agreement, dated as of September 21, 2014, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders set forth therein. (1)

10.4	Director Removal Letter Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and Hennessy Capital Partners I LLC. (1)

10.5	Sponsor Warrant Exchange Letter Agreement, dated as of September 21, 2014, by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V. and Hennessy Capital Partners I LLC. (1)

10.6	Form of Registration Rights Agreement by and among Blue Bird Corporation (formerly known as Hennessy Capital Acquisition Corp.), The Traxis Group B.V. and the investors named therein. (1)

10.7	Form of Seller Lock-Up Agreement, by and between Hennessy Capital Acquisition Corp. and The Traxis Group B.V. (1)

10.8	Form of Sponsor Lock-Up Agreement, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders named therein. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 24, 2014

