Form 10-K
period 2014-12-31
Blue Bird Corp
filed 2015-02-27
CIK 1589526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36267

BLUE BIRD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

402 Blue Bird Boulevard Fort Valley, Georgia	31030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (478) 822-2130

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2014, as reported on the Nasdaq Capital Market, was $111,992,300.  As of February 19, 2015, there were 14,375,000 shares of common stock, par value $.0001 per share, of the registrant issued and outstanding.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with The Traxis Group B.V. or another entity;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Introductory Note

On February 24, 2015, the registrant consummated the previously announced business combination (the “Business Combination”) pursuant to which the registrant acquired all of the outstanding capital stock of School Bus Holdings Inc. (“SBH”) from The Traxis Group B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and between the registrant and the Seller, as amended (as amended, the “Purchase Agreement”). SBH, through its subsidiaries, conducts its business under the “Blue Bird” name.

In connection with the closing of the Business Combination, the registrant changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. This Annual Report on Form 10-K principally describes the business and operations of the registrant prior to the Business Combination. Unless the context otherwise requires, “we,” “us,” “our,” “Hennessy”, “Hennessy Capital” and “the Company” refer to the registrant prior to the closing of the Business Combination.

The business and operations of SBH, conducted under the name “Blue Bird”, are described in the registrant’s proxy statement dated January 20, 2015 and will be further described in a Current Report on Form 8-K to be filed by the registrant on or before March 2, 2015.

PART I

Item 1.     Business

Introduction

Until we consummated the Business Combination, we were a blank check company. We were incorporated on September 24, 2013 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business, focusing on the diversified industrial manufacturing and distribution sector in the United States (which may include a business based in the United States which has operations or opportunities outside the United States).

Business Opportunity Overview

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build, a diversified industrial manufacturing or distribution business. Diversified industrial manufacturers and distributors are companies that either manufacture or distribute a broad range of products for various customers and end use markets. Our strategy is based on our management’s belief that an industrial “renaissance” is now underway in the United States. Our management believes that this resurgence is primarily the result of three critical cost factors: labor, natural gas energy (as represented by natural gas prices) and logistics, each of which management believes is quite favorable to the United States when compared with advanced manufacturing nations and increasingly competitive when compared with emerging manufacturing nations such as China.

●	According to Boston Consulting Group, or BCG, the United States has a labor cost advantage compared to other major manufacturing economies and is becoming increasingly competitive with emerging economies such as China: Productivity-adjusted labor costs in the United States are 50% to 80% of those in other major manufacturing economies such as Japan, Germany, France, the U.K., and Italy. In China, the average wage has increased by 15-20% annually compared to the United States at only 2%. The average American worker is also 3x more productive than their Chinese counterpart driving an even further deterioration of China’s advantage on a productivity-adjusted basis.

Source: “Made in America Again... The New Economics of Global Manufacturing”, BCG (January 16th, 2013).

●	We believe that energy costs in the United States will become comparatively cheaper, especially with the recent discoveries of abundant shale gas and new technologies in oil and gas extraction: The United States has a significant energy cost advantage over other advanced economies which can result in lower utility and energy bills and raw material input prices for certain industries. In addition to increased manufacturing costs, just-in-time inventory requirements and shorter product life cycles necessitate that production and end-markets be co-located.

World LNG Landed Prices (USD / MMBtu)

Source: World LNG Prices — Federal Energy Regulatory Commission (FERC) Market Oversight, December 2014

Note: Prices estimated for January 2015; U.S. price estimates are an average of Cove Point and Lake Charles price estimates.

●	We believe these factors will come together and leave the United States with an advantage on a total landed cost basis, as represented by Average Manufacturing Cost Structures: According to BCG, taking into account items such as increased productivity-adjusted wage costs, energy costs and supply chain costs, the United States is expected to have lower manufacturing costs than other major advanced manufacturing nations and become increasingly competitive with China. It is estimated that China will retain only a 4% cost advantage over the United States.

Top 25 Exporting Nation Average Manufacturing Costs: 2014 Projections (Index U.S. = 100)

1 Adjusted for productivity.

Source: US Census; Bureau of Labor Statistics; Bureau of Economic Analysis; ILO; Euromonitor International; Economist Intelligence Unit; “The Shifting Economics of Global Manufacturing”, BCG (August 2014).

Note: The index covers four direct costs only. No difference is assumed for other costs, such as raw-material inputs and machine and tool depreciation. Cost structure is calculated as a weighted average across all industries.

Business Strategy Summary

The chart below summarizes the origination, investment management and value creation strategy that our Chairman and Chief Executive Officer, Daniel J. Hennessy, has developed for Hennessy Capital LLC, an affiliate of our sponsor, and which we would seek to replicate:

Competitive Strengths

Mr. Daniel J. Hennessy. Hennessy Capital is the managing member of our sponsor and was founded by Daniel J. Hennessy, our Chairman and Chief Executive Officer in 2013. Mr. Hennessy is also a partner at Code Hennessy & Simmons (n/k/a CHS Capital or “CHS”) a middle market private equity investment firm he co-founded in 1988. Over a 25 year period, CHS invested $2.8 billion in 395 operating companies with aggregate revenues of approximately $15 billion. Mr. Hennessy serves as a member of CHS’s Investment Committee, and served as the lead partner for a number of CHS’s industrial, infrastructure and energy industry platform company investments. Most recently he originated and co-led the portfolio company acquisitions of Thermon Group Holdings (NYSE: THR), or Thermon, in 2010 and Dura-Line Holdings, or Dura-Line, in 2012 for CHS Private Equity V LP. Thermon designs and manufactures electric heat-tracing and thermal control systems for energy and process industries. Dura-Line manufactures high density polyethylene (HDPE) conduit and pressure pipe solutions for telecom, datacom, water infrastructure and upstream energy and natural gas distribution markets. Mr. Hennessy has over 25 years of middle-market private equity investment experience, dedicated almost entirely to investments in industrial manufacturing and distribution operating companies. He has initiated and overseen numerous add-on acquisitions, divestitures, IPOs and debt capital markets issues for CHS-owned companies and is well known by the most active middle-market investment banks and debt financing sources that will be called upon to assist us in executing on our strategy.

Our board of directors. We have assembled a group of independent directors that bring us public company governance, executive leadership, operations oversight, private equity investment management and capital markets experience. Our board members have extensive experience, having served as directors, CEOs, CFOs or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will be of significant benefit to us as we evaluate potential acquisition or merger candidates, including SBH as described below, as well as following the completion of our initial business combination.

Our network of third party advisors. We utilize what our management believes is an accomplished and proven network of third party advisors to help assist with target company evaluation, due diligence and implementation of value creation programs and activities following our initial business combination. This network has assisted Mr. Hennessy in executing on human capital, performance improvement, strategic growth and equity capital markets initiatives. We believe this combination of resources is unique and provides us with a truly differentiated value proposition for investors, sellers, target companies and their management teams.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Middle-Market Business. We seek to acquire one or more businesses with an enterprise value of approximately $200,000,000 to $500,000,000, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. We believe that the middle market segment provides the greatest number of opportunities for investment and is the market consistent with our sponsor’s previous investment history. This segment is where we believe we have the strongest network to identify opportunities.

●	Established Companies with Proven Track Records. We seek to acquire established companies with consistent historical financial performance. We focus on companies with a history of strong operating and financial results and strong fundamentals. We do not intend to acquire start-up companies or companies with recurring negative free cash flow.

●	Companies with, or with the Potential For, Strong Free Cash Flow Generation. We seek to acquire one or more businesses that already have, or have the potential to generate, consistent, stable and increasing free cash flow. We focus on one or more businesses that have predictable revenue streams.

●	Strong Competitive Position. We focus on targets that have a leading, growing or niche market position in their respective industries. We analyze the strengths and weaknesses of target businesses relative to their competitors. We seek to acquire a business that demonstrates advantages when compared to their competitors, which may help to protect their market position and profitability.

●	Experienced Management Team. We seek to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’ management capabilities. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

●	Companies with Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We seek to acquire one or more businesses that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, new product markets and geographies, increased production capacity, expense reduction, synergistic add-on acquisitions and increased operating leverage.

●	Sectors Exhibiting Secular Growth or with Potential for Cyclical Uptick. We focus on targets in sectors which exhibit positive secular growth or potential for near-term cyclical uptick. We identify sectors that have demonstrated strong positive growth in recent years, possess drivers for continued growth and are strategically positioned to benefit from upswings in their respective industry cycles.

●	Benefit from Being a Public Company. We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of investment opportunities. This network has been developed through our management team’s:

●	experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses; and

●	experience in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team is an important source of investment opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Certain members of our management team have spent significant portions of their careers working with businesses in the diversified industrial manufacturing and distribution sector, and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with diversified industrial manufacturing and distribution companies.

In evaluating a prospective target business we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA, that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly or indirectly own our common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers or directors will materially affect our ability to complete our business combination.

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by October 23, 2015 (or January 23, 2016, as applicable). None of our officers or directors has been involved with any blank check companies or special purpose acquisition corporations in the past.

Business Combination with School Bus Holdings Inc.

On September 21, 2014, we entered into a stock purchase agreement, which was subsequently amended on February 10, 2015 and February 19, 2015 (as so amended, the “Purchase Agreement”) with The Traxis Group B.V. (sometimes referred to as “Seller”), a limited liability company existing under the laws of the Netherlands and an entity that is majority owned by funds affiliated with Cerberus Capital Management, L.P. The Purchase Agreement provides for the acquisition by the Company from Seller of all of the outstanding shares of capital stock of School Bus Holdings Inc. (“SBH”), which, through its subsidiaries, conducts its business under the “Blue Bird” name (the “Business Combination”). Pursuant to the Purchase Agreement, the aggregate equity purchase price for the Business Combination is $220.0 million (the “Total Purchase Price”). The Company will pay the Total Purchase Price partially in cash and partially in common stock. Following the closing of the Business Combination, SBH will become a wholly-owned subsidiary of the Company.

Consummation of the transactions contemplated by the Purchase Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of Company common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account.

The Purchase Agreement and related agreements are further described in the Forms 8-K filed by the Company on September 24, 2014, February 11, 2015 and February 19, 2015. For additional information regarding the Purchase Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015.

Other than as specifically discussed, this Report does not assume the closing of the Business Combination.

Our executive offices are located at 700 Louisiana Street, Suite 900, Houston, Texas 7702 and our telephone number at that location is (713) 300-8242.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination of approximately $111,262,000 assuming no redemptions and after payment of up to approximately $3,738,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Significant Activities Since Inception

The registration statement for our initial public offering was declared effective January 16, 2014. On January 23, 2014, the Company consummated its initial public offering of 11,500,000 units (“Public Units”), including the full exercise of the underwriters’ overallotment option of 1,500,000 units (the “Over-Allotment Units”; collectively with the Public Units, the “Units”). Each Unit consists of one share of common stock, $0.0001 par value per share, and one warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per full share).  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the initial public offering and the sale of the Overallotment Units, the Company consummated the private placement (“Private Placement”) of 12,125,000 warrants (“Placement Warrants”) at a price of $0.50 per Placement Warrant, generating total proceeds of approximately $6,063,000.  The Placement Warrants which were purchased by Hennessy Capital Partners I, LLC,  are substantially similar to the warrants underlying the Public Units, except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination.  If the Placement Warrants are held by holders other than its initial holders, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the initial public offering.

Subsequent to the offering, a total of $115,000,000 of the net proceeds from the initial public offering, the sale of the Overallotment Units and the Private Placement were placed in a trust account established for the benefit of the Company’s public stockholders at JP Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except for the withdrawal of interest to pay taxes, for the most part, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial business combination or the redemption of 100% of the common stock issued by the Company in the initial public offering if the Company is unable to consummate an initial business combination by October 23, 2015 (or January 23, 2016, as applicable).

On January 17, 2014, our Units commenced trading on Nasdaq under the symbol “HCACU”. Holders of our Units were able to separately trade the common stock and warrants included in such Units commencing on March 10, 2014 and the trading in the Units has continued under the symbol HCACU. The common stock and warrants are listed on Nasdaq under the symbols “HCAC” and “HCACW”, respectively.

We will provide our stockholders with the opportunity to redeem their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. Our initial stockholders have agreed to waive their redemption rights with respect to any public shares they may acquire following our initial public offering, in connection with a tender offer or stockholder vote. Each of our initial stockholders and Hennessy Capital Partners I LLC (as applicable) has agreed to waive its redemption rights with respect to the founder shares (i) in connection with the consummation of a business combination, (ii) if we fail to consummate our initial business combination by October 23, 2015 (or January 23, 2016, as applicable), and (iii) upon our liquidation prior October 23, 2015 (or January 23, 2016, as applicable).

On September 21, 2014, we entered into a Purchase Agreement with the Seller for the acquisition by the Company from Seller of all of the outstanding shares of capital stock of SBH, which, through its subsidiaries, conducts its business under the “Blue Bird” name. We are seeking stockholder approval for the Business Combination and expect to consummate the Business Combination in the first quarter of 2015. For more information about SBH and the Business Combination, see the section entitled “Business Combination with School Bus Holdings Inc.,” our Forms 8-K filed on September 24, 2014, February 11, 2015 and February 19, 2015 and our Definitive Proxy Statement on Schedule 14A filed on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015.

Effecting our Initial Business Combination

The section below discusses factors relevant to the Company’s effecting any initial business combination. This general discussion may not apply in all respects in the context of the Business Combination. For more specific information concerning the Business Combination, see the section entitled “Business Combination with School Bus Holdings Inc.,” our Forms 8-K filed on September 24, 2014, February 11, 2015 and February 19, 2015 and our Definitive Proxy Statement on Schedule 14A filed on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015. There can be no assurance that the Business Combination will be consummated.

General

We are not presently engaged in, and we will not engage in, any operations until the consummation of an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Origination and Sourcing of Target Business Opportunities

We believe our management team’s extensive private equity investment and transaction experience, along with relationships with intermediaries and companies, will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our board and management team have developed a broad network of contacts and corporate relationships around the world. This network has been developed over the course of 25 years, in the case of our Chairman and Chief Executive Officer.

Specifically our Chairman and Chief Executive Officer has evaluated hundreds of industrial sector targets in the last three years on behalf of CHS Capital, which has led to two platform company acquisitions: Thermon and Dura-Line. In addition, numerous add-on acquisition targets have been sourced for those two platform companies with three successfully closed and several more pending, all at valuations substantially lower than the original platform company valuation. However, you should not rely on these valuations as indicative of our future performance. We expect that the management team’s network of existing contacts and relationships will be able to deliver a flow of potential platform and add-on acquisition opportunities which are proprietary or where a limited group of established, credentialed buyers have been invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or accounting firm that is a member of FINRA that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our initial public offering prospectus or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

If the Business Combination with Seller is consummated, it is expected that our current Chairman of the Board of Directors and Chief Executive Officer will be a member of the Board of Directors following the Business Combination.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and (ii) to clear all trades with our legal counsel prior to execution. Such policy may be superseded by a new policy upon consummation of a business combination. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are ″affiliated purchasers″ under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased since our initial public offering in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon consummation of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until October 23, 2015 (or January 23, 2016 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by October 23, 2015 but have not completed the initial business combination by such date).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed that we will have only until October 23, 2015 to complete our initial business combination (or January 23, 2016, as applicable). If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by October 23, 2015 (or January 23, 2016, as applicable).

Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by October 23, 2015 (or January 23, 2016, as applicable). However, if our initial stockholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 31, 2015 (or January 23, 2016, as applicable).

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2015 (or January 23, 2016, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds initially held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mr. Hennessy has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Hennessy will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Mr. Hennessy would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and Mr. Hennessy asserts that he is unable to satisfy his indemnification obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Hennessy to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Hennessy to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that Mr. Hennessy will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Hennessy will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by October 23, 2015 (or January 23, 2016, as applicable) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by October 23, 2015 (or January 23, 2016, as applicable), is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by October 23, 2015 (or January 23, 2016, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay dissolution expenses), , divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following October 23, 2015 (or January 23, 2016, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Mr. Hennessy may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination by October 23, 2015 (or January 23, 2016, as applicable) and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Hennessy will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by October 23, 2015 (or January 23, 2016, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by October 23, 2015 (or January 23, 2016 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by October 23, 2015 but have not completed the initial business combination by such date), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Employees

We currently have three officers and no employees. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risks associated with the Business Combination, see our Definitive Proxy Statement on Schedule 14A filed on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015.

Risks Associated With Our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased by them in or after the initial public offering, in favor of our initial business combination. Our initial stockholders own shares equal to approximately 20.0% of our issued and outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

We have received a delisting letter from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On August 7, 2014, we received a letter from the Listing Qualifications Department of Nasdaq indicating that the staff of Nasdaq (the “Nasdaq Staff”) does not believe we are currently in compliance with Listing Rule 5550(a)(3) (“5550(a)(3)”), which requires a company to have at least 300 public holders for continued listing on Nasdaq. On September 22, 2014, we submitted a plan to Nasdaq to regain compliance with 5550(a)(3) and ensure compliance with Nasdaq’s initial listing requirements at closing. On September 30, 2014, the Nasdaq Staff granted us an extension until February 3, 2015 to obtain stockholder approval of the Business Combination, consummate the Business Combination and demonstrate compliance with Nasdaq’s initial listing requirements. On February 4, 2015, we received a letter from the Nasdaq Staff stating that we had failed to consummate the Business Combination by February 3, 2015, and that, accordingly, the Nasdaq Staff has determined to initiate procedures to delist our securities from Nasdaq, unless we appeal such determination on or before February 11, 2015. We have appealed the Nasdaq Staff’s delisting determination to a hearings panel and our securities will continue to trade on Nasdaq while such appeal is pending. There is no assurance that we will be successful in our appeal of the delisting determination. If the panel does not accept our appeal, our securities will likely cease trading on Nasdaq, which may adversely affect the liquidity and trading of our securities.

We have been recently advised in our discussions with the Nasdaq Staff that, following the Business Combination, we would be ineligible for continued listing on the Nasdaq Capital Market due to Blue Bird’s negative stockholders’ equity (which resulted from Blue Bird’s 2014 dividend recapitalization, as described in the Definitive Proxy Statement on Schedule 14A filed by the Company on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015) and would need to comply with the Nasdaq Global Market listing requirements at closing of the Business Combination. The Nasdaq Global Market does not have a stockholders’ equity requirement. To qualify for listing on the Nasdaq Global Market, Listing Rule 5450(a)(2) (the “Minimum Holders Rule”) we will need to have at least 400 round-lot holders of our common stock. Therefore, following consummation of the Business Combination, the Company will be required to demonstrate compliance with the Minimum Holders Rule.

We are evaluating all potential options to regain compliance with the Minimum Holders Rule and Nasdaq’s initial listing requirements, including approaches designed to enable Blue Bird employees to purchase shares of the combined company following the completion of the Business Combination. We believe (though we cannot provide assurance) that once the Business Combination occurs, we will be in a better position to meet Nasdaq’s listing requirements and anticipate that Blue Bird’s dealers and other business partners, as well as other investors who do not typically invest in special purpose acquisition companies, will have an interest in acquiring our securities. We cannot provide assurance, however, that the combined company will be able to meet Nasdaq’s listing requirements. If we do not complete the Business Combination, we may not have enough time to consummate an alternative business combination and regain compliance with the Minimum Holders Rule before the Nasdaq Staff determines to delist our securities. If our securities become delisted from Nasdaq for any reason, the liquidity and price of our securities may be adversely affected.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTC Bulletin Board, the OTCQB or the “pink sheets.” If this were to occur, we could face material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, common stock and warrants are currently covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 23, 2015 (or January 23, 2016 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by October 23, 2015 but have not completed the initial business combination by such date). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by October 23, 2015 (or January 23, 2016, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights to or interest in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of our public shares if we are unable to consummate a business combination by October 23, 2015 (or January 23, 2016, as applicable), subject to applicable law; or (iii) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior by October 23, 2015 (or January 23, 2016, as applicable) (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by October 23, 2015 (or January 23, 2016, as applicable) is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond October 23, 2015 (or January 23, 2016, as applicable) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants were intended to be used to complete an initial business combination with a target business that had not yet been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our securities may trade and we will have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 10% or more of our common stock, you will lose the ability to redeem all such shares in an amount equal to 10% or more of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 10% or more of the shares sold in the Company’s initial public offering. We refer to such shares in excess of 10% of the shares sold in the offering as “Excess Shares”. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you will continue to hold that number of shares equal to or exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share upon the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Company’s initial public offering not being held in the trust account, plus the amounts representing interest income earned on the trust account we are entitled to withdraw are insufficient to allow us to operate through October 23, 2015 (or January 23, 2016, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus any amounts representing interest income earned on the trust account we are entitled to withdraw, may not be sufficient to allow us to operate through October 23, 2015 (or January 23, 2016, as applicable), assuming that our initial business combination is not consummated during that time. We believe that the funds available to us outside of the trust account as of December 31, 2014 ($119,000), plus interest, will not be sufficient to allow us to operate through October 23, 2015 (or January 23, 2016, as applicable). Accordingly, if we do not consummate the Business Combination as expected in February 2015, we will need to seek additional financing or loans from our Sponsor or others to permit us to operate through October 23, 2015 (or January 23, 2016, as applicable) or such shorter period as may be necessary to complete our initial business combination. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share upon the liquidation of our trust account and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Mr. Hennessy has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Hennessy will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Hennessy has sufficient funds to satisfy their indemnity obligations and, therefore, Mr. Hennessy may not be able to satisfy those obligations. We have not asked Mr. Hennessy to reserve for such eventuality. We believe the likelihood of Mr. Hennessy having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of Mr. Hennessy, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and Mr. Hennessy asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Hennessy to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Hennessy to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not timely consummate our initial business combination may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following October 23, 2015 (or January 23, 2016, as applicable) in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by October 23, 2015 (or January 23, 2016, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2015) and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate an initial business combination (unless we do not consummate our initial business combination prior to December 31, 2015 as Nasdaq requires that we hold an annual meeting prior to December 31, 2015), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to complete a business combination with an operating company in the diversified industrial manufacturing and distribution sector in the United States (which may include a company based in the United States which has operations or opportunities outside the United States), but may also pursue acquisition opportunities in other industries, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries outside of the diversified industrial manufacturing and distribution sector (which industries may or may not be outside of our management’s area of expertise).

Although we are focused on identifying business combination candidates in the diversified industrial manufacturing and distribution sector in the United States (including candidates based in the United States which may have operations or opportunities outside the United States), and we will not initially actively seek to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider a business combination outside of the diversified industrial manufacturing and distribution sector if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in the diversified industrial manufacturing and distribution sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an investment outside of the diversified industrial manufacturing and distribution sector, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the diversified industrial manufacturing and distribution sector would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 29,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 2,812,500 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination; however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence, and these conflicts of interest that may not be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination on the one hand and their other businesses on the other hand. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers is engaged in several other business endeavors for which he is entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our business combination.

Our officers and directors are now, and all of them may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into our initial business combination with a target business that is affiliated with our sponsor, initial stockholders or with one or more of our directors or officers, although we do not intend to do so, and we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In September 2013, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares upon completion of our initial public offering. In October 2013, our sponsor transferred 35,000 founder shares to each of Messrs. Bell, Burns and Shea, our independent directors, 35,000 founder shares to Mr. Tabet, our former independent director, 10,000 to Mr. Lowrey, our Executive Vice President, Chief Financial Officer and Secretary, and 50,000 to Mr. Charlton, our President and Chief Operating Officer. In June 2014, Mr. Tabet, our former independent director, transferred 17,000 founder shares to Mr. Charlton and 8,000 founder shares to Mr. Lowrey. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 12,125,000 private placement warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of approximately $6,063,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

In addition, at the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination. As a result of the foregoing, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with approximately $111.262 million that we may use to complete our business combination (excluding up to approximately $3,738,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expected, if at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company in relation to public company comparables, in which case we may pay too much to acquire a private company in our initial business combination.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;

●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the Units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 20.0% of our common stock as of December 31, 2014, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2015 (or January 23, 2016 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by October 23, 2015 but have not completed the initial business combination by such date), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account (excluding the deferred underwriting discount of approximately $3,738,000) will be sufficient to allow us to consummate our initial business combination, there is no assurance that such proceeds will be sufficient. If the net proceeds of our initial public offering and the sale of the private placement warrants proves to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our initial stockholders own approximately 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued 11,500,000 warrants to purchase 5,750,000 shares of common stock as part of the Units offered in our initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 12,125,000 private placement warrants, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the Units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each warrant is exercisable for only one-half of one share of our common stock, the Units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Our Units, common stock and warrants are currently listed on Nasdaq. The price of our securities may vary significantly due to one or more potential business combinations and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market for such securities can be established or sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by October 23, 2015 (or January 23, 2016, as applicable).

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2015. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

 We face risks related to diversified industrial manufacturing and distribution companies.

Business combinations with diversified industrial manufacturing and distribution companies entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	the markets we may serve may be subject to general economic conditions and cyclical demand, which could lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance;
●	we may be subject to the negative impacts of catastrophic events;

●	we may face competition and consolidation of the specific sector of the industry within which the target business operates;

●	we may be subject to volatility in costs for strategic raw material and energy commodities (such as natural gas, including exports of material quantities of natural gas from the United States) or disruption in the supply of these commodities could adversely affect our financial results;
●	we may be unable to obtain necessary insurance coverage for the target business’ operations;
●	we may incur additional expenses and delays due to technical problems, labor problems (including union disruptions) or other interruptions at our manufacturing facilities after our initial business combination;
●	we may experience work-related accidents that may expose us to liability claims;
●	our manufacturing processes and products may not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products may decline and we may be subject to liability claims;
●	we may be liable for damages based on product liability claims, and we may also be exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services;
●	our products may be subject to warranty claims, and our business reputation may be damaged and we may incur significant costs as a result;
●	we may be unable to protect our intellectual property rights;
●	our products and manufacturing processes will be subject to technological change;
●	we may be subject to increased government regulations, including with respect to, among other matters, increased environmental regulation and worker safety regulation, and the costs of compliance with such regulations; and
●	the failure of our customers to pay the amounts owed to us in a timely manner.

Any of the foregoing could have a negative adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the industrial manufacturing and distribution industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 2. Properties

We currently maintain our executive offices at 700 Louisiana Street, Suite 900, Houston, Texas 77002. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock, warrants and Units are each traded on Nasdaq under the symbols “HCAC,” “HCACW” and “HCACU”, respectively. Our Units commenced public trading on January 17, 2014, and our common stock and warrants commenced public trading on March 10, 2014.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our Units, common stock  and warrants as reported on the Nasdaq for the period January 17, 2014 through December 31, 2014.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2014
January 17, 2014 through March 31, 2014	$10.11	$9.97	$9.62	$9.50	$0.93	$0.59
June 30, 2014	$10.17	$10.01	$9.971	$9.50	$0.75	$0.40
September 30, 2014	$10.50	$9.96	$9.90	$9.55	$0.75	$0.35
December 31, 2014	$10.49	$10.25	$9.95	$9.75	$0.75	$0.35

(b) Holders

On February 19, 2015, there were 8 holders of record of our common stock, two holders of record of our warrants and one record holder of our Units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from September 24, 2013 (inception) through December 31, 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

	December 31,
	2014	2013
Balance Sheet Data:
Cash	$119,000	$2,000
Cash and Investments held in Trust Account	$115,033,000	$-
Total Assets	$115,170,000	$348,000
Common stock subject to possible
redemption (at redemption value):	$101,760,000	$-
Total stockholders' equity	$5,000,000	$25,000

Cash Flow Data:
Net cash used in operating activities	$(1,029,000)	$-
Net cash used in investing activities	$(115,000,000)	$-
Net cash provided by financing activities	$116,146,000	$2,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$5,683,000	$-
Loss from operations	$(5,683,000)	$-

Other Income - Interest on Trust Account	$33,000	$-
Net loss attributable to common stockholders	$(5,650,000)	$-
Basic and diluted net loss per share attributable to common stockholders	$(1.53)	$-
Weighted average number of common shares outstanding, basic and diluted	3,700,000	$2,875,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

On September 21, 2014, the Company entered into a Purchase Agreement, which was subsequently amended on February 10, 2015 and February 19, 2015 (as so amended, the “Purchase Agreement”) with The Traxis Group B.V. (“Seller”), a limited liability company existing under the laws of the Netherlands and an entity that is majority owned by funds affiliated with Cerberus Capital Management, L.P. The Purchase Agreement provides for the acquisition by the Company of all of the outstanding shares of capital stock of School Bus Holdings Inc. (“SBH”), which, through its subsidiaries, conducts its business under the “Blue Bird” name, from Seller (the “Business Combination”).

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

Pursuant to the Purchase Agreement, the aggregate equity purchase price for the Business Combination is $220.0 million (the “Total Purchase Price”). The Company will pay the Total Purchase Price partially in cash (the “Cash Component”) and partially in common stock (the “Equity Component”), as described more fully in Note 2 to the financial statements and in the Forms 8-K filed with the Securities and Exchange Commission on September 24, 2014, February 11, 2015 and February 19, 2015 and the Definitive Proxy Statement filed on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015. Upon consummation of the Business Combination, 13.6% of the Cash Component (estimated to be approximately $19 million before tax) will be payable to certain directors, officers and employees of Blue Bird who are participants in SBH’s phantom award plan. This portion of the Total Purchase Price will be charged to operations as compensation expense in the quarter that the Business Combination closes.

The Business Combination also calls for various additional agreements including a Backstop and Subscription Agreement, a Preferred Subscription Agreement, a Voting and Support Agreement, a Director Removal Letter Agreement, a Sponsor Warrant Exchange Letter Agreement, a Registration Rights Agreement and certain Lock-Up Agreements, among others as outlined in the Forms 8-K filed with the Securities and Exchange Commission on September 24, 2014, February 11, 2015 and February 19, 2015 and the Definitive Proxy Statement, as amended and supplemented by the proxy supplement filed on February 11, 2015.

The Business Combination will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the Seller will have effective control of the post-combination company (see also Note 2 to the financial statements). For accounting purposes, SBH will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock by the Company and payment of cash consideration for the stock of SBH) and there will be no revaluation of SBH’s assets and no goodwill recorded. Since SBH reports on a “52/53 week” fiscal year ending on the Saturday closest to September 30, the Company expects to change its fiscal year to conform to SBH’s fiscal year.

Results of Operations

For the year ended December 31, 2014, and for the period from September 24, 2013 (inception) through December 31, 2013, we had a net loss of approximately $5,650,000 and $ -0-, respectively. Our normal operating costs include costs associated with our search for an initial business combination, costs associated with our governance and public reporting, state franchise taxes of approximately $85,000 per year and a charge of $10,000 per month from our Sponsor for administrative services since our Public Offering in January 2014 (approximately $115,000 for the year ended December 31, 2014). Costs increased very significantly during the year ended December 31, 2014 due to professional and consulting fees and travel associated with evaluating various business combination candidates, negotiating and executing the Purchase Agreement and preparing the related SEC filings, including the Proxy Statement to seek shareholder approval for the Business Combination. In addition to professional, due diligence and consulting fees and travel, transaction costs also included costs associated with obtaining a fairness opinion as well as certain financing costs. Such costs approximated $5,200,000 and $ -0-, respectively, for the year ended December 31, 2014 and for the period from September 24, 2013 (inception) to December 31, 2013.

The Company’s activities from September 24, 2013 (inception) through the closing of the Public Offering in January 2014 solely related to the preparation for the Public Offering, which was consummated on January 23, 2014. Subsequent to that time, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for an initial business combination and then conducting due diligence and negotiating and entering into definitive transaction agreements with respect to, and engaging in efforts to consummate, the Business Combination.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination will aggregate approximately $15 million (including the deferred underwriting fee). In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, SBH’s expenses for the Business Combination are estimated to aggregate approximately $10 million and will be reported in our Statements of Operations upon the closing of the Business Combination since SBH will be deemed the accounting acquirer. A substantial portion of these costs (including contingent or success fees and ongoing accrued transaction costs) will be charged to operations in the quarter that the Business Combination is consummated. In addition, a portion of the Cash Component of the selling price (estimated to be approximately $19 million before tax) will be payable to certain directors, officers and employees of SBH who are participants in SBH’s phantom award plan. This portion of the purchase price will be charged to operations as compensation expense in the quarter that the Business Combination is consummated. See also Note 2 to the financial statements for further information regarding the Business Combination.

Liquidity and Capital Resources

As of December 31, 2014 we had negative working capital of approximately $4,535,000 consisting of cash and other current assets outside the Trust Account of approximately $137,000 and current liabilities of approximately $4,672,000. Current liabilities primarily represent amounts owed to professionals, consultants, advisors and others who are involved in the Business Combination. Such work is continuing after December 31, 2014 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. For the most part, Funds in the Trust Account are not available for this purpose absent the consummation of an initial business combination. If the Business Combination is not consummated, the Company would lack the resources to pay these liabilities. Although the Company’s plan is to complete the Business Combination there can be no assurance that the Company’s plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $250,000 loaned by the Sponsor to the Company including $100,000 pursuant to an unsecured promissory note (the “Note”) and $150,000 in unsecured advances. The Note and advances were repaid in full on January 23, 2014.

On January 23, 2014, we consummated the Public Offering of 11,500,000 units at a price of $10.00 per unit generating gross proceeds of $115,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 12,125,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $6,063,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $116,123,000, net of the non-deferred portion of the underwriting commissions of $4,312,000 and offering costs and other expenses of approximately $628,000. See also, Notes 4 and 5 to the accompanying financial statements for a description of the Public Offering and transactions with related parties.

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

Pursuant to the Purchase Agreement, the Company has agreed that its total transaction costs for the Business Combination will not exceed $15 million (including the deferred underwriting fee). The Company estimates that its fees payable at closing (including significant success fees) would exceed this amount and therefore is discussing with these providers possible concessions. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, SBH has agreed that its expenses for the Business Combination will not exceed $10 million and will be reported in our Statements of Operations upon the closing of the Business Combination since SBH will be deemed the accounting acquirer.

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

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2014, the Company’s warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method were anti-dilutive due to the Company’s net loss. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014, the Company has a deferred tax asset of approximately $575,000 related to net loss carryforwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

Accordingly, at December 31, 2014, 10,176,017 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at December 31, 2014).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Company’s initial public offering, including amounts in the trust account. are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2014 and for the period from September 24, 2013 (date of inception) to December 31, 2013.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2014

Operating Expenses:
General and Administrative Expenses	$132,000	$394,000	$3,355,000	$1,802,000	$5,683,000
Loss from operations	(132,000)	(394,000)	(3,355,000)	(1,802,000)	(5,683,000)
Other Income:
Interest income	-	4,000	20,000	9,000	33,000
Net Income (Loss)	$(132,000)	$(390,000)	$(3,335,000)	$(1,793,000)	$(5,650,000)
Income (Loss) per common share:
Basic and diluted	$(0.04)	$(0.11)	$(0.90)	$(0.45)	$(1.53)
Weighted Average shares outstanding:
Basic and diluted	3,450,000	3,637,000	3,690,000	4,022,000	3,700,000

Balance Sheet Data (at period end)
Cash	$1,025,000	$818,000	$477,000	$119,000	$119,000
Investments and cash held in trust	115,000,000	115,004,000	115,024,000	115,033,000	115,033,000
Total Assets	116,088,000	115,882,000	115,533,000	115,170,000	115,170,000
Deferred Underwriting Fee	3,738,000	3,738,000	3,738,000	3,738,000	3,738,000
Total Liabilities	3,810,000	3,994,000	6,980,000	8,410,000	8,410,000
Common stock subject to possible redemption	107,278,000	106,888,000	103,553,000	101,760,000	101,760,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Period from September 24, 2013 (inception) to December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period Ended December 31, 2013

Operating Expenses:
General and Administrative Expenses	-	-	-	-	-
Loss from operations	-	-	-	-	-
Other Income:
Interest income	-	-	-	-	-
Net Loss	$-	$-	$-	$-	$-
Loss per common share:
Basic and diluted	$-	$-	$-	$(0.00)	$(0.00)
Weighted Average shares outstanding:
Basic and diluted	-	-	-	2,875,000	2,875,000

Balance Sheet Data (at period end)
Cash	$-	$-	$-	$2,000	$2,000
Investments and cash held in trust	-	-	-	-	-
Total Assets	-	-	-	348,000	348,000
Deferred Underwriting Fee	-	-	-	-	-
Total Liabilities	-	-	-	323,000	323,000
Common stock subject to possible redemption	-	-	-	-	-
Equity	$-	$-	$-	$25,000	$25,000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of Rothstein Kass & Company, P.C. and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Company. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Company.

During the fiscal year ended December 31, 2013, Rothstein Kass’ audit report on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2013 and the subsequent period through July 7, 2014 (the date of our Form 8-K initially disclosing our change in accountants), (i) there were no disagreements between the Company and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Rothstein Kass’ satisfaction, would have caused Rothstein Kass to make reference in connection with Rothstein Kass’ opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Rothstein Kass with a copy of the disclosures that the Company made in response to Item 4.01 on the Form 8-K filed on July 7, 2014, and requested that Rothstein Kass furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter from Rothstein Kass, dated July 7, 2014, is filed as Exhibit 16.1 to the Form 8-K filed on July 7, 2014.

On July 28, 2014, the Audit Committee of the Board of Directors of the Company approved the engagement of KPMG as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal year ended December 31, 2013 and through July 28, 2014 (the date of the Form 8-K disclosing the Company’s approval of the engagement of KPMG), neither the Company nor anyone acting on its behalf consulted KPMG with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers prior to the Business Combination are described below. The registrant will provide a description of the directors and executive officers immediately after the Business Combination in a Current Report on Form 8-K to be filed on or before March 2, 2015.

Name(1)	Age	Position
Daniel J. Hennessy	57	Chairman of the Board of Directors and Chief Executive Officer
Kevin Charlton	48	President, Chief Operating Officer and Director
Charles B. Lowrey II	49	Executive Vice President, Chief Financial Officer and Secretary
Bradley Bell	62	Director and Chairman of the Audit Committee
Peter Shea	63	Director and Chairman of the Compensation Committee
Richard Burns	60	Director

(1)	On May 23, 2014, Joseph Tabet resigned as a member of the board of directors as previously disclosed in our Form 8-K filed on May 23, 2014.

Daniel J. Hennessy, our Chairman and Chief Executive Officer since September 2013, is also the Chairman and Chief Executive Officer of Hennessy Capital, a private equity investment firm he established in 2013. He was a founding partner of Code Hennessy & Simmons LLC (n/k/a CHS Capital LLC or “CHS”) in 1988, a Chicago-based middle market private equity investment firm, and remains a partner with CHS. Over a 25 year period, CHS invested $2.8 billion in 395 operating companies with aggregate revenues of approximately $15 billion. He serves as a member of CHS’s Investment Committee and served as the lead partner for a number of CHS’s industrial, infrastructure and energy industry platform company investments. Mr. Hennessy has served as Chairman of the Board and Director of CHS portfolio companies that manufacture and distribute a broad array of products serving the diversified industrial, energy and packaging sectors including Thermon Group Holdings (NYSE: THR), a heat tracing company focused on the external application of heat to pipes, tanks and instrumentation from April 2010 to May 2011, Dura-Line, a producer of high-density polyethylene pipes from January 2012 to September 2014, Penhall International, a provider of concrete cutting, breaking, excavation and highway grinding services, from July 2006 to November 2010, WNA, a designer of upscale disposable items, from 2002 to 2007 and Kranson Industries, a supplier of glass and plastic containers, from 1999 to 2004. In 2009, EDH Properties, LLC, a family investment vehicle for which Mr. Hennessy was the managing member, filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization was confirmed by the court in 2010 and the lender received payment of the full principal amount. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is well qualified to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance.

Kevin M. Charlton, our President and Chief Operating Officer since October 2013 and one of our directors since January 16, 2014 is also the Managing Partner of River Hollow Partners, a private equity firm he founded in July 2013 to focus on the lower mid-market. Prior to that, from August 2009 to June 2013, Mr. Charlton was a Managing Director in the Principal Transactions Group of Macquarie Capital (USA) Inc., and led a team that oversaw its existing portfolio of North American investments. Prior to joining Macquarie Capital (USA) Inc. in August 2009, Mr. Charlton worked as Managing Director at Investcorp International, a mid-market private equity firm, from August 2002 to June 2009. Prior to joining Investcorp International in August 2002, he worked for JPMorganChase and McKinsey & Company and as a contractor in the Astrophysics Division at NASA Headquarters. Mr. Charlton has served on the boards of over 15 private companies and their subsidiaries in a variety of roles, with significant industrial experience in businesses such as Neptune Technologies, a manufacturer of water meters and metering systems, Synthetic Industries, a manufacturer of industrial fabrics, and Brek Manufacturing, an aerospace components manufacturer. Since January 2010 he has been a member of the Board of Directors of Spirit Realty Corporation (NYSE: SRC), a triple-net real estate investment trust that went public in September 2012, where he is a member of the Compensation and Governance Committees. Since March 2014, Mr. Charlton has served on the board of The Addison Group, a privately-owned staffing business. Since August 2014, Mr. Charlton has served on the board of Dancing Deer Baking Company, a portfolio company of River Hollow Partners. Mr. Charlton served on the board of FleetPride, Inc., a distributor of aftermarket heavy-duty truck and trailer parts, from June 2006 until August 2008. He received a Masters in Business Administration with honors from the Kellogg School of Management at Northwestern University in June 1995, a Masters of Science in Aerospace Engineering with Distinction from the University of Michigan in June 1990, and a Bachelors of Science in Engineering Cum Laude from Princeton University in June 1988. Mr. Charlton is well-qualified to serve as director due to his experience in private equity and public and private company governance, as well as his background in industrial business.

Charles B. Lowrey II, our Chief Financial Officer, Executive Vice President and Secretary, has served in such role since October 2013. From January 2013 to September 2013, he served as Chief Financial Officer of The Scooter Store, a provider of mobility products, where he worked with a new Chief Executive Officer to develop a restructuring and business model overhaul plan to drive the restructuring and re-capitalization of The Scooter Store. In April 2013, The Scooter Store filed for bankruptcy protection in Delaware and in September 2013, The Scooter Store completed its liquidation plan. Prior to this, from January 2012 to January 2013, he served as Chief Financial Officer and Interim President of Marlin Midstream, LLC, a midstream energy company offering natural gas gathering, compression, dehydration, treating, processing, and marketing services, which he helped to restructure and make ready for its initial public offering. From November 2004 to February 2012, Mr. Lowrey served as a Managing Director at Alvarez & Marsal Business Consulting, LLC, and a National Practice Leader in their Private Equity Services division, where he was responsible for both interim and advisory roles in crisis situations. Mr. Lowrey specialized at A&M in interim CFO and other leadership roles, finance and accounting process and controls improvement, merger integration, liquidity and cash management, and business intelligence. Mr. Lowrey has a BS in Economics and Computer Information Systems from Houston Baptist University, as well as an MBA with a concentration in accounting from the University of Houston.

Bradley Bell, one of our independent directors since January 16, 2014, serves as the chairman of our audit committee, and also currently serves (since 2001) as a director of IDEX Corporation (NYSE:IEX), a global industrial company with key growth platforms in Fluid Metering Technology and Health & Science Technology segments, where since April 2010 he chairs the Nominating and Corporate Governance Committee and since April 2011 serves on the Compensation Committee, Compass Minerals Corporation (NYSE:CMP), an international mining company with operations in salt and specialty fertilizers where he has been a director since 2003 and chair of the Compensation Committee since May 2010 and a member of the Nominating and Corporate Governance Committee since May 2009, Coskata Company, a pre-revenue biomass startup with proprietary technology for the production of fuels and chemicals utilizing anaerobic microorganisms where he has been chairman of the audit committee since September 2009. From November 2003 to December 2010, Mr. Bell served as Executive Vice President of Nalco Corporation, an industrial water treatment and energy services company. Mr. Bell has over 30 years combined experience as an executive in the technology and manufacturing industries, including positions at Rohm and Haas Company, Whirlpool Corporation and Bundy Corporation. Through his experience, Mr. Bell has developed financial expertise and experience in mergers and acquisitions, private equity and capital markets transactions. He has held directorships at publicly traded companies for over 20 years, during which he chaired governance, audit and compensation committees. Through his executive experience and board memberships, Mr. Bell has acquired training and experience in corporate governance and executive compensation. Mr. Bell received a bachelor of science degree in finance with high honors from the University of Illinois and a master of business administration degree with distinction from Harvard University. Mr. Bell is well qualified to serve as director due to his experience in public and private company governance and accounting, including his service on audit, nominating and corporate governance and compensation committees.

Richard Burns, one of our independent directors since January 16, 2014, serves as a Senior Advisor to McKinsey & Company, consulting with telecom service providers, suppliers, and private equity investors, and has done so since April 2008. He also serves on the boards of GeorgiasOwn Credit Union, a consumer retail financial services firm, since 2002 and Unison Site Management, a cell site management firm, since March 2010. Mr. Burns has over 35 years of combined executive experience in telecommunications, including landline, telnet and wireless networks. He served as an officer of BellSouth from 2002 to 2006, holding a number of positions including Chief Integration Officer for Broadband Transformation, President of Bellsouth Broadband and Internet Services, and Chief Supply Chain Officer. He also served as an officer of AT&T from December 2006 to March 2008, as President of AT&T’s Wireless Network. Through his experience, Mr. Burns has developed expertise in operations, mergers, financial management, and private equity investment. Through his executive experience and board service Mr. Burns has acquired both experience and training in corporate governance, executive compensation, and finance. Mr. Burns received both his Bachelor and Master’s Degrees in Engineering from the University of Louisville, and an MBA from Vanderbilt University with Honors. Mr. Burns is well qualified to serve as a director due to his executive experience in large public companies, as well his board experience in privately held firms.

Peter Shea, one of our independent directors since January 16, 2014, serves as the chairman of our compensation committee. From January 2010 to the present, Mr. Shea has been a private equity advisor. He has been a director of Viskase Companies, a supplier of cellulose and fibrous casings, from October 2006 to the present, where he is currently a member of the Audit Committee and previously served as chairman of the Compensation Committee. He has also served as a director of Sitel Worldwide Corporation, a customer care solutions provider, since October 2011 and Give and Go Prepared Foods, a bakery manufacturer, since January 2012. He has been Director of CVR Partners LP (NYSE: UAN), a nitrogen fertilizer producer, since May 2014 where he is currently a member of the Audit Committee. Mr. Shea has been Chairman of the Board of Directors of FeraDyne Outdoors LLC, a manufacturer of Hunting and Fishing Accessories, since May 2014. He has also served as Chairman of the Board of Directors of Teasedale Foods, a processor of Hispanic foods, since November 2014. He was a Director of CTI Foods, a processor of protein and soup products for quick serve restaurant chains from May 2010 to July 2013. Mr. Shea was President of Icahn Enterprises (NYSE: IEP) from October 2006 to June 2009 and during the same period led Portfolio Company Operations for Icahn Associates, Carl Icahn’s private portfolio. Mr. Shea served as a director of each of the following companies from October 2006 to May 2009: XO Holdings, a telecommunications services provider, American Railcar, a manufacturer of covered hopper and tank railcars, WestPoint International, a home textiles manufacturer and PSC Metals, a national operator of scrap yards. From 2002 to 2006 Mr. Shea was an independent consultant to various companies, an advisor to private equity firms and a director of Sabert Company, a packaging company. Mr. Shea has also served as a director, Chairman, Executive Chairman, Chief Executive Officer, President or Managing Director of a variety of companies including H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe, John Morrell & Company, Specialty Meats Company, each an international meat processing firm, Grupo Polymer United in Latin America, a plastics manufacturer, Roncadin GmbH, a food processor operating across Europe, Premium Standard Farms, New Energy Company of Indiana and United Brands Company where he was Head of Global Corporate Development. He has an MBA from the University of Southern California and a BBA from Iona College. Mr. Shea is well qualified to serve as a director due to his experience in public and private company governance and private equity, including his service on numerous corporate boards and on audit and compensation committees.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Shea and Burns, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Hennessy, Charlton and Bell, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Bell, Shea and Burns are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash (or non-cash) compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

During the year ended December 31, 2014, our board of directors held 11 meetings, our audit committee held five meetings and our compensation committee did not hold any meetings. Each of our directors attended 100% of the board meetings and their respective committee meetings. The Company does not have a policy regarding director attendance at annual meetings but encourages directors to attend if possible.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Bell, Burns and Shea currently serve as members of our audit committee. Mr. Bell serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Bell, Burns and Shea are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Bell qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing the firm’s internal quality-control procedures; any material issues raised by the most recent internal quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and to assess the independent auditors’ independence, all relationships between the independent auditors and the Company;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to our entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The board of directors has formed a compensation committee of the board of directors. The current members of our Compensation Committee are Messrs. Shea, Bell and Burns, and Mr. Shea is the current chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our equity-based remuneration plans;

●	assisting management in complying with our SEC filings and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of Nasdaq, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs Burns, Shea and Bell. In accordance with Rule 5605(e)(1)(A) of Nasdaq, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics and our audit committee and compensation committee charters are available, without charge, upon request from us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished since the effective date of our initial public offering, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 14,375,000 shares of our common stock outstanding as of February 19, 2015, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Hennessy Capital Partners I LLC (our Sponsor)(2)	2,675,000	18.6%
Daniel J. Hennessy(2)	2,675,000	18.6%
Bradley Bell(3)	35,000	*
Richard Burns(3)	35,000	*
Kevin M. Charlton(3)	67,000	*
Charles B. Lowrey II(3)	18,000	*
Peter Shea(3)	35,000	*
Davidson Kempner Capital Management LLC(4)	900,000	6.3%
TD Asset Management Inc.(5)	850,000	5.9%
Barclays PLC(6)	787,504	5.5%
Pine River Capital Management L.P.(7)	875,004	6.1%
AQR Capital Management, LLC(8)	900,000	6.3%
Fir Tree Inc.(9)	990,000	6.9%
BlueMountain Capital Management, LLC(10)	854,451	5.9%
Pentwater Capital Management L.P.(11)	1,390,284	9.7%
All directors and executive officers as a group (6 individuals)	2,865,000	19.9%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 900, Houston, Texas 77002.

2.	These shares represent the founder shares held by our Sponsor. Daniel J. Hennessy, our Chairman and Chief Executive Officer, is the sole managing member of Hennessy Capital, the sole managing member of our Sponsor. Consequently, Mr. Hennessy may be deemed the beneficial owner of the founder shares held by our Sponsor and has sole voting and dispositive control over such securities. Mr. Hennessy disclaims beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest.

3.	The founder shares held by this individual are subject to forfeiture as founder earnout shares described in this Annual Report. Each of Messrs. Bell, Burns, Charlton, Lowrey and Shea may also be deemed the beneficial owner of 69,047, 71,428, 23,809, 23,809, 59,523, respectively, of the founder shares held by our Sponsor by virtue of their ownership of membership interests in the Sponsor, but each disclaims beneficial ownership of such shares except to the extent of a pecuniary interest therein.

4.	According to a Schedule 13G filed with the SEC on January 30, 2014, Davidson Kempner Capital Management LLC reported beneficial ownership of an aggregate of 900,000 shares, including shared voting power with certain affiliated entities over all 900,000 shares beneficially owned and shared dispositive power with certain affiliated entities over all 900,000 shares beneficially owned. Davidson Kempner Capital Management LLC acts as investment manager to each such affiliated entity, either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund, and is responsible for the voting and investment decisions of each such affiliated entity. Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz are managing members of Davidson Kempner Capital Management LLC with voting and dispositive power over the shares held by Davidson Kempner Capital Management LLC and such affiliated entities. The address of the principal business office of each of the foregoing entities and individuals as set forth in such Schedule 13G filing is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022. The Schedule 13G may not reflect current holdings of our common stock.

5.	According to a Schedule 13G filed with the SEC on February 12, 2015, TD Asset Management Inc. reported beneficial ownership of 850,000 shares. The address of the principal business office of the reporting person is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2. The Schedule 13G may not reflect current holdings of our common stock.

6.	According to a Schedule 13G filed with the SEC on February 13, 2015, Barclays PLC and its affiliated entities reported beneficial ownership of an aggregate of 787,504 shares. The address of the principal business office of the reporting person is 1 Churchill Place, London, E14 5HP, England. The Schedule 13G may not reflect current holdings of our common stock.

7.	According to a Schedule 13G filed with the SEC on February 13, 2015, Pine River Capital Management L.P. and Brian Taylor reported shared beneficial ownership of an aggregate of 875,004 shares. The address of the principal business office of such reporting persons is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. The Schedule 13G may not reflect current holdings of our common stock.

8.	According to a Schedule 13G filed with the SEC on February 17, 2015, AQR Capital Management, LLC and its affiliated entities reported beneficial ownership of an aggregate of 900,000 shares. The address of the principal business office of such reporting persons is Two Greenwich Plaza, Greenwich, CT 06830. The Schedule 13G may not reflect current holdings of our common stock.

9.	According to a Schedule 13G filed with the SEC on February 17, 2015, Fir Tree Inc. reported beneficial ownership of an aggregate of 990,000 shares. The address of the principal business office of such reporting persons is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. The Schedule 13G may not reflect current holdings of our common stock.

10.	According to a Schedule 13G filed with the SEC on February 5, 2015, BlueMountain Capital Management, LLC and its affiliated entities reported beneficial ownership of an aggregate of 854,451 shares. The address of the principal business office of such reporting persons is 280 Park Avenue, 12th Floor, New York, NY 10017. The Schedule 13G may not reflect current holdings of our common stock.

11.

According to a Schedule 13G filed with the SEC on February 10, 2015, Pentwater Capital Management L.P. reported beneficial ownership of an aggregate of 1,390,284 shares. The address of the principal business office of such reporting persons is 614 Davis Street, Evanston, IL 60201. The Schedule 13G may not reflect current holdings of our common stock.

Changes in Control

On September 21, 2014, we entered into the Purchase Agreement and related agreements in connection with the Business Combination, as described in “Business Combination with School Bus Holdings Inc.” The Purchase Agreement and related agreements are further described in the Forms 8-K filed by the Company on September 24, 2014, February 11, 2015 and February 19, 2015. For additional information regarding the Purchase Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In September 2013, our Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of our founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares upon completion of our initial public offering. In October 2013, our Sponsor transferred 35,000 founder shares to each of Messrs. Bell, Burns, Shea and Tabet, 10,000 to Mr. Lowrey and 50,000 to Mr. Charlton. In June 2014, Mr. Tabet, our former independent director, transferred 17,000 founder shares to Mr. Charlton and 8,000 founder shares to Mr. Lowrey. These 200,000 founder shares in the aggregate are subject to forfeiture as founder earnout shares as described herein.

The 718,750 founder earnout shares (25% of the founder shares) are subject to forfeiture by our initial stockholders (or their permitted transferees) as described herein. If such shares are forfeited, we would record the aggregate fair value of the shares forfeited and reacquired to treasury stock and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the forfeited shares and the price paid to us for such forfeited shares of approximately $6,250. Upon receipt, such forfeited shares would then be immediately cancelled, which would result in the retirement of the treasury stock and a corresponding charge to additional paid-in capital.

Our Sponsor has purchased an aggregate of 12,125,000 placement warrants for a purchase price of $0.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our Sponsor’s interest is valued at approximately $6,063,000. Each placement warrant entitles the holder to purchase one-half of one share for $5.75 (or $11.50 per whole share). The placement warrants (including the common stock issuable upon exercise of the placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors (other than our independent directors) becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which we will pay a total of $10,000 per month for office space, utilities and secretarial support. Upon the earlier of the completion of the Business Combination or our liquidation, we will cease paying these monthly fees.

Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our Sponsor and its affiliates will be paid a total of $240,000 ($10,000 per month) for office space, utilities and secretarial support and will be entitled to be reimbursed for out-of-pocket expenses.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the initial public offering, Hennessy Capital LLC, an affiliate of our Sponsor, provided a loan in an aggregate amount of $250,000 to us under an unsecured promissory note and in advances, to be used for a portion of the expenses of our initial public offering. These loans and advances were non-interest bearing and unsecured and were repaid in January 2014 upon the closing of our initial public offering from the initial public offering proceeds. The value of our Sponsor’s interest in that transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to possibly finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

If a business combination is consummated, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation is not presently known, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Substantially concurrently with the execution of the Purchase Agreement, we entered into a Warrant Exchange Letter Agreement with our sponsor (the “Sponsor Warrant Exchange Letter Agreement”), which provides for the exchange of that number of outstanding placement warrants equal to (i) 12,125,000 less (ii) the number of public warrants validly tendered and not withdrawn in the Public Warrant Exchange Offer (as defined below), in exchange for shares of our common stock at an exchange ratio of 0.1 of a share of common stock per each placement warrant (the “Sponsor Warrant Exchange”). In addition, on January 7, 2015, we commenced an offer to exchange, subject to certain conditions, up to 50% (or 5,750,000) of the public warrants for shares of our common stock at an exchange ratio of 0.1 of a share of common stock per each public warrant validly tendered and not withdrawn (the “Public Warrant Exchange Offer”). Upon completion of the Public Warrant Exchange Offer and the Sponsor Warrant Exchange, a total of 12,125,000 warrants will be exchanged for a total of 1,212,500 shares of our common stock. For more information about the Sponsor Warrant Exchange, see the Definitive Proxy Statement on Schedule 14A filed by the Company on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015, and the Schedule TO initially filed by the Company on January 7, 2015.

Item 14. Principal Accountant Fees and Services.

Fees and Services

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass and KPMG in connection with regulatory filings.  The aggregate fees billed by Rothstein Kass and KPMG for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2014 and 2013 totaled approximately $191,500 and $23,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2014 and 2013, we paid Rothstein Kass and KPMG $-0- and $-0-, respectively, for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Rothstein Kass or KPMG for tax planning and tax advice for the years ended December 31, 2014 and 2013.

All other fees. Fees billed for other professional services rendered by KPMG for the year ended December 31, 2014 were $150,000, which related to consulting services for our due diligence review in connection with the investigation of an acquisition target. There were no other fees paid to Rothstein Kass in 2013 or 2014.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement.(1)
2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and the Registrant (2)
3.2	Amended and Restated Certificate of Incorporation.(3)
3.3	Bylaws. (4)
4.1	Specimen Unit Certificate.(5)
4.2	Specimen Common Stock Certificate.(6)
4.3	Specimen Warrant Certificate. (7)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (8)
10.1	Promissory Note, dated October 11, 2013 issued to Hennessy Capital LLC.(9)
10.2	Letter Agreement among the Registrant and our officers, directors and security holders.(10)
10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(11)
10.4	Registration Rights Agreement between the Registrant and certain security holders.(12)
10.5	Securities Subscription Agreement, dated September 24, 2013, among the Registrant and Hennessy Capital Partners I LLC.(13)
10.6	Sponsor Warrants Purchase Agreement dated October 15, 2013 among the Registrant and Hennessy Capital Partners I LLC.(14)
10.7	Form of Indemnity Agreement.(15)
10.8	Administrative Services Agreement, dated as of January 16, 2014, by and between the Registrant and Hennessy Capital LLC.(16)
10.9	Form of Backstop and Subscription Agreement by and among the Registrant, The Traxis Group B.V., Hennessy Capital Partners I LLC and the investor named therein. (17)
10.10	Form of Amended and Restated Preferred Subscription Agreement by and among the Registrant, The Traxis Group B.V. and the investor named therein. (18)
10.11	Voting and Support Agreement, dated as of September 21, 2014, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders set forth therein. (19)
10.12	Director Removal Letter Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and Hennessy Capital Partners I LLC. (20)
10.13	Sponsor Warrant Exchange Letter Agreement, dated as of September 21, 2014, by and among the Registrant, The Traxis Group B.V. and Hennessy Capital Partners I LLC. (21)
10.14	Form of Registration Rights Agreement by and among the Registrant, The Traxis Group B.V. and the investors named therein. (22)

10.15	Form of Seller Lock-Up Agreement, by and between the Registrant and The Traxis Group B.V. (23)
10.16	Form of Sponsor Lock-Up Agreement, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders named therein. (24)
14	Code of Ethics.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (25)
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (25)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(5)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(6)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(7)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(9)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(10)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(11)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(12)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(13)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(14)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(15)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013.
(16)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 23, 2014.
(17)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(18)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(19)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(20)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(21)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(22)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(23)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(24)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 24, 2014.
(25)	Furnished herewith.

Hennessy Capital Acquisition Corp.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hennessy Capital Acquisition Corp.:

We have audited the accompanying balance sheet of Hennessy Capital Acquisition Corp. (the Company) as of December 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Capital Acquisition Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-10 for the year ended December 31, 2014, which resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, stockholder’s equity and cash flows.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

February 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hennessy Capital Acquisition Corp.

We have audited the accompanying balance sheet of Hennessy Capital Acquisition Corp. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ equity and cash flows for the period from September 24, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Capital Acquisition Corp. (a corporation in the development stage) as of December 31, 2013, and the results of its operations and its cash flows for the period from September 24, 2013 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York

January 6, 2014

HENNESSY CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(dollars rounded to nearest thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$119,000	$2,000
Prepaid expenses	18,000	-
Total current assets	137,000	2,000

Non-current assets:
Deferred offering costs	-	346,000
Cash and investments held in Trust Account	115,033,000	-
Total assets	$115,170,000	$348,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$202,000
Accounts payable	1,391,000	-
Accrued liabilities	3,281,000	-
Notes and advances payable – related party	-	121,000
Total current liabilities	4,672,000	323,000

Other liabilities:
Deferred underwriting compensation	3,738,000	-
Total liabilities	8,410,000	323,000

Common stock subject to possible redemption; 10,176,017 shares (at redemption value of approximately $10.00 per share) and no shares, respectively	101,760,000	-

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 29,000,000 authorized shares, 4,198,983 shares issued and outstanding (excluding 10,176,017 shares subject to possible redemption at December 31, 2014) and 2,875,000 shares issued and outstanding at December 31, 2013	-	-
Additional paid-in-capital	10,650,000	25,000
Accumulated deficit	(5,650,000)	-
Total stockholders’ equity	5,000,000	25,000
Total liabilities and stockholders’ equity	$115,170,000	$348,000

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(dollars rounded to nearest thousands)

	For the Year Ended December 31, 2014	For the Period from September 24, 2013 (inception) to December 31, 2013

Revenues	$-	$-
General and administrative expenses	5,683,000	-
Loss from operations	(5,683,000)	-
Other income - Interest on Trust Account	33,000	-
Net loss attributable to common shares	$(5,650,000)	$-
Weighted average common shares outstanding
Basic and diluted	3,700,000	2,875,000
Net loss per common share:
Basic and diluted	$(1.53)	$-

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from September 24, 2013 (inception) to December 31, 2013 and for the Year Ended December 31, 2014

(dollars rounded to nearest thousands)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor in September 2013 at $0.009 per share	2,875,000	$-	$25,000	$-	$25,000
Net loss attributable to common shares	-	-	-	-	-
Balances, December 31, 2013	2,875,000	-	25,000	-	25,000

Sale of common stock and warrants to the public in January 2014 at $10.00 per share	11,500,000	-	115,000,000	-	115,000,000
Underwriters’ discount and offering expenses	-	-	(8,678,000)	-	(8,678,000)
Sale of 12,125,000 Private Placement Warrants in January 2014 at $0.50 per warrant	-	-	6,063,000	-	6,063,000
Proceeds subject to possible redemption of 10,740,997 shares at redemption value	(10,740,997)	-	(107,410,000)	-	(107,410,000)
Change in proceeds subject to possible redemption to 10,176,017 shares at redemption value	564,980	-	5,650,000	-	5,650,000
Net loss attributable to common shares not Subject to possible redemption	-	-	-	(5,650,000)	(5,650,000)
Balances, December 31, 2014	4,198,983	$-	$10,650,000	$(5,650,000)	$5,000,000

 See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(dollars rounded to nearest thousands)

	For the Year Ended December 31, 2014	For the Period from September 24, 2013 (inception) to December 31, 2013
Net loss attributable to common shares	$(5,650,000)	$-
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(18,000)	-
Increase in accounts payable and accrued liabilities	4,672,000	-
Interest income retained in Trust Account	(33,000)	-

Net cash used in operating activities	(1,029,000)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(115,000,000)	-

Cash flows from financing activities:
Proceeds from note payable and advances – related party	139,000	111,000
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from sale of Public Offering stock and warrants	115,000,000	-
Proceeds from sale of Private Placement Warrants	6,063,000	-
Payment of underwriting discounts	(4,312,000)	-
Payment of deferred offering costs	(494,000)	(134,000)
Payment of note payable and advances – related party	(250,000)	-
Net cash provided by financing activities	116,146,000	2,000

Net increase in cash	117,000	2,000
Cash at beginning of period	2,000	-
Cash at end of period	119,000	2,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters compensation	$3,738,000	$-
Deferred offering costs included in accrued
formation and offering costs to related party	$-	$202,000

See accompanying notes to financial statements

HENNESSY CAPITAL ACQUISITION CORP.

Notes to Financial Statements

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

At December 31, 2014, the Company had not commenced any operations. All activity for the period from September 24, 2013 (inception) through December 31, 2014 related to the Company’s formation, the initial public offering (“Public Offering”) described below and efforts directed toward locating and completing a suitable initial business combination (see below and Note 2). The Company has not generated any operating revenues and will not until after completion of its initial business combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the private placement described in Note 5. The Company has selected December 31st as its fiscal year end.

The Company presents its financial statements in rounded thousands of dollars. The par value of common stock, and total stockholders’ equity, reflected on the Company’s books is $420 and $5,000,001, respectively, at December 31, 2014 and such amounts have been rounded to $-0- and $5,000,000, respectively, in the accompanying financial statements. At December 31, 2013, the par value of common stock reflected on the Company’s books was $288 and such amount was rounded to $-0- in the accompanying financial statement.

Sponsor and Financing

The Company’s sponsor is Hennessy Capital Partners I LLC, a Delaware limited liability corporation (the “Sponsor”). The Company intends to finance an initial business combination with the proceeds from a $115,000,000 Public Offering (Note 4) and a $6,063,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $115,000,000 was required to be deposited, and was deposited, into a trust account (the “Trust Account”).

The Trust Account

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering (the “Units”) if the Company is unable to complete an initial business combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of the Public Offering but have not completed the initial business combination within such 21 month period (subject to the requirements of law).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in the accompanying financial statements, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” As of December 31, 2014, the amount in the Trust Account is approximately $10.00 per Public Share ($115,033,000 held in the Trust Account divided by 11,500,000 Public Shares). See also Notes 6 and 7.

The Company will only have 21 months from the closing date of the Public Offering to complete its initial business combination (or 24 months, as applicable). If the Company does not complete an initial business combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an initial business combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

See Note 2 for a discussion of the purchase agreement and related agreements the Company entered into on September 21, 2014 in connection with the Company’s initial business combination.

Liquidity and Going Concern Consideration

At December 31, 2014, the Company had current liabilities of approximately $4,672,000 and negative working capital of approximately $4,535,000 largely due to amounts owed to professionals, consultants, advisors and others who are working on the Business Combination (as defined herein) described in Note 2. Such work is continuing after December 31, 2014 and amounts are continuing to accrue. The Company expects to pay many of these costs upon consummation of the Business Combination. For the most part, funds in the Trust Account are not available for this purpose absent an initial business combination. If the Business Combination were not consummated, the Company would lack the resources to pay these liabilities. Although the Company’s plan is to complete the Business Combination discussed in Note 2, there is no assurance that the Company’s plan can be accomplished. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items that require adjustment or disclosure other than those contained herein (see Notes 2, 7 and 9).

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

On September 21, 2014, the Company entered into a Purchase Agreement, which was subsequently amended on February 10, 2015 and February 19, 2015 (as so amended, the “Purchase Agreement”) with The Traxis Group B.V. (“Seller”), a limited liability company existing under the laws of the Netherlands and an entity that is majority owned by funds affiliated with Cerberus Capital Management, L.P. The Purchase Agreement provides for the acquisition by the Company of all of the outstanding shares of capital stock of School Bus Holdings Inc. (“SBH”), which, through its subsidiaries, conducts its business under the “Blue Bird” name, from Seller (the “Business Combination”).

Blue Bird is a manufacturer of school buses, which are sold, largely through independent distributors, to municipal, federal and commercial customers. Blue Bird’s principal manufacturing and assembly operations are in Fort Valley, GA.

The Business Combination will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the stockholder of SBH immediately prior to the Business Combination will have effective control of Blue Bird Corporation, the post-combination company, through its ownership interest in the combined entity, its selection of a majority of the board of directors and its designation of all of the senior executive positions. For accounting purposes, SBH will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock by Hennessy Capital and payment of cash consideration for the stock of SBH) and there will be no revaluation of Blue Bird’s assets and no goodwill recorded.

Blue Bird reports on a “52/53 week” fiscal year ending on the Saturday closest to September 30. As such, upon consummation of the Business Combination, the Company expects to change its fiscal year to conform to Blue Bird’s fiscal year.

Consideration and Equity Financing

Pursuant to the Purchase Agreement, as amended, the aggregate equity purchase price for the Business Combination is $220.0 million (the “Total Purchase Price”) consisting of both cash (the “Cash Component”) and Company common stock (the “Equity Component”). The Cash Component represents the cash the Company will have available to pay the Total Purchase Price. The Cash Component will equal (i) the dollar amount remaining in the Company’s trust account after redemptions described below, plus (ii) the amount raised pursuant to the PIPE Investment (as defined herein), expected to be $50.0 million, plus (iii) the amount raised if the Company conducts a private placement pursuant to the Backstop Commitment (as defined below) minus (iv) the Company’s expenses incurred in connection with the Business Combination. The Equity Component will equal the number of shares of Company common stock equal to the quotient of (i) the positive amount equal to (A) $220.0 million minus (B) the Cash Component, divided by (ii) $10.00.

If the amount of the Cash Component is less than $100 million, Seller may, at its option, terminate the Purchase Agreement. If the Cash Component is less than $100.0 million and Seller does not elect to terminate the Purchase Agreement, the Seller will receive one additional share of common stock for each $10.00 of the shortfall from $100.0 million to the actual amount of the Cash Component. In addition, if Seller does not elect to terminate the Purchase Agreement in this circumstance, Seller and the Sponsor have entered into an agreement whereby, pursuant to a formula and limits defined therein, the Sponsor would be required to make certain cash payments to Seller during the period following the expiration of Seller’s 180-day post-closing lock-up agreement and ending on the first anniversary of the closing of the Business Combination.

The Cash Component will be funded through a combination of cash held in the Company’s trust account and the proceeds from the expected sale of $50.0 million of the Company’s Series A Convertible Preferred Stock in a private placement (the “PIPE Investment”). Additionally, the Company has received commitments from investors to purchase up to $35.0 million of Company common stock through (i) open market or privately negotiated transactions with third parties, (ii) a private placement with consummation to occur concurrently with that of the Business Combination, or (iii) a combination thereof, in order to ensure sufficient funds to finance the Cash Component (the “Backstop Commitment”).

In addition, the Sponsor has agreed to forfeit, upon closing of the Business Combination, 1.9 million (including all 718,750 Founder Earnout Shares) of their 2.875 million Founder Shares (Note 5).

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

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Purchase Agreement (the “Closing”) is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Existing Charter and the completion of the Redemption Offer. Each redemption of public shares by the Company’s public stockholders will decrease the amount in the Company’s trust account, which holds approximately $115.0 million as of December 31, 2014, thereby reducing the aggregate amount of cash available to pay the Cash Component and increasing the number of shares of Company common stock issuable to Seller in the Equity Component. with each share of Company common stock valued at $10.00.

In addition, consummation of the transactions contemplated by the Purchase Agreement is subject to other closing conditions, including, among others: (i) that all applicable waiting periods and any extensions thereof under applicable antitrust, competition or similar laws have expired or been terminated and (ii) the approval by the Company’s stockholders of the Purchase Agreement and the Business Combination. In addition, unless waived by Seller, the obligation of the Seller to complete the Business Combination is subject to the fulfillment of certain closing conditions, including, among others: (A) Seller shall have received a fully executed lock-up agreement from Hennessy Capital Partners I LLC (the “Sponsor”) and certain individuals, each of whom was and/or is a director of the Company or member of the Company’s management team prior to the Business Combination, and who will remain a stockholder of the Company immediately after the Business Combination (each, a “Founder” and collectively, the “Founders” ), (B) each of a Backstop and Subscription Agreement, a Preferred Subscription Agreement and a Voting and Support Agreement remaining in full force and effect, and the parties thereto being in compliance with the terms and conditions thereof in all material respects, and if Seller exercises its rights to enforce the Backstop and Subscription Agreement, the Preferred Subscription Agreement or the Voting and Support Agreement pursuant to the terms thereof, such Subscriber (as defined in the applicable Backstop and Subscription Agreement or the Preferred Subscription Agreement) or Founder Stockholder (as defined in the Purchase Agreement), as applicable, will have complied with and consummated its obligations with respect thereto; (C) the Company’s common stock remaining listed on NASDAQ; and (D) the approval by the Company’s stockholders of (1) the proposals with respect to the proposed amendments of the Existing Charter (as described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 20, 2015, as amended and supplemented by the proxy supplement filed on February 11, 2015) (the “Proxy Statement”) and (2) the post-closing members of the Company’s board of directors, and certain committees thereof, in each case as set forth in the Purchase Agreement and described in the Proxy Statement, will have been approved and appointed or elected, as applicable, to their respective position(s) and the Company will have offered each of the same the opportunity to enter into an agreement for indemnification (in addition to the indemnification provided for in the Company’s governing documents), effective as of the closing of the Business Combination. In addition, unless waived by the Company, the obligation of the Company to complete the Business Combination is subject to the fulfilment of certain closing conditions, including, among others, the Company shall have received a fully executed lock-up agreement from the Seller.

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

Sponsor Warrant Exchange Letter Agreement

Substantially concurrently with the execution of the Purchase Agreement, the Company entered into a Warrant Exchange Letter Agreement (the “Sponsor Warrant Exchange Letter Agreement”) with the Sponsor and Seller, which provides for the exchange of that number of outstanding warrants issued to the Sponsor in a private placement that occurred simultaneously with the closing of the IPO (the “placement warrants”) equal to (i) 12,125,000 less (ii) the number of public warrants validly tendered and not withdrawn in the proposed Public Warrant Exchange Offer (as defined in the Proxy Statement), in exchange for shares of Company common stock at an exchange ratio of 0.1 of a share of Company common stock per each placement warrant (the “Sponsor Warrant Exchange”). The Sponsor Warrant Exchange is contingent upon the consummation of the Business Combination, and the Sponsor Warrant Exchange Letter Agreement contemplates that, subject to certain exceptions, the Sponsor Warrant Exchange will occur concurrently with the Business Combination. Subsequent to the commencement of the Public Warrant Exchange Offer, we received a comment letter in which the SEC staff has taken the position that the SEC’s issuer tender offer rules require a 10 business day “cooling off” period between the expiration of the Public Warrant Exchange Offer and the Sponsor Warrant Exchange. The parties to the Sponsor Warrant Exchange Letter Agreement believe that implicit in such Letter Agreement is the obligation for all parties to consummate the Sponsor Warrant Exchange in accordance with applicable law. As a result, the parties have agreed to delay the consummation of the Sponsor Warrant Exchange until the eleventh (11th) business day following the expiration of the Public Warrant Exchange Offer in order to comply with the requirements of Exchange Act Rule 13e-4(f)(6), and our Sponsor has agreed not to exercise any placement warrants prior to such consummation. The purpose of the Sponsor Warrant Exchange is to reduce the potential market overhang on the trading of our common stock created by the significant number of outstanding placement warrants and the potential dilution to the holders of our common stock that may result from the exercise of the placement warrants.

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

Other Agreements

In connection with the Business Combination, a number of additional agreements have been or will be entered into by the parties, including a Backstop and Subscription Agreement, a Preferred Subscription Agreement, a Voting and Support Agreement, a Director Removal Letter Agreement, a Registration Rights Agreement and certain Lock-Up Agreements, among others.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2014, the Company’s warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method were anti-dilutive due to the Company’s net loss. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014 and December 31, 2013, the Company has a deferred tax asset of approximately $575,000 and $-0-, respectively, related to net loss carryforwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company charges state franchise taxes to operations and such amounts were approximately $85,000 and $ -0-, respectively, in the year ended December 31, 2014, the period from September 24, 2013 (inception) to December 31, 2013.

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

Accordingly, at December 31, 2014, 10,176,017 of the 11,500,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at December 31, 2014).

General and administrative expenses

Included in general and administrative expenses are normal costs of operating as a special purpose acquisition company including professional fees associated with its corporate matters and public filings, insurance and franchise taxes, administrative services and support from an affiliate of our Sponsor and travel and related costs to explore business combination opportunities. Since the Company has no employees, travel and related costs are incurred by management and the board of directors and constitute approximately 3% of total general and administrative costs. In addition, once a business combination target is identified, general and administrative costs include consulting and professional costs for conducting due diligence and preparing agreements as well as costs associated with obtaining financing and shareholder approval for the proposed combination including printing and distribution costs.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 - PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 11,500,000 Units (including 1,500,000 units under the underwriter’s overallotment option which was exercised in full) at a price of $10.00 per unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of its warrant agreement with Continental Stock Transfer and Trust Company dated January 16, 2014, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the initial business combination. Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the closing of the Public Offering and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial business combination on or prior to the 21-month (or 24-month) period allotted to complete the initial business combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 3.75% of the gross offering proceeds to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.25% of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial business combination.

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of an initial business combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial business combination, or (2) if we consummate a transaction after its initial business combination which results in our stockholders having the right to exchange their shares for cash or property worth at least $12.00 per share, the Founder Shares will be released from the lock-up restrictions.

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founder Shares held by our initial stockholders, or 5% of our issued and outstanding shares after the Public Offering (the “Founder Earnout Shares”), will be subject to forfeiture by the initial stockholders (or their permitted transferees) on the fourth anniversary of our initial business combination unless following the initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period. The number of Founder Earnout Shares is 718,750.

On February 10, 2015, the Sponsor and the initial stockholders agreed that any forfeiture of the Founder Earnout Shares will be borne solely by the Sponsor and that such agreement is conditioned on the consummation of the Business Combination.

On February 10, 2015, the Sponsor, the Company and Seller entered into a letter agreement (the “Founder Share Cancellation Agreement”), which provides for the forfeiture, upon closing of the Business Combination, of 1,900,000 Founder Shares (including all 718,750 Founder Earnout Shares). The Founder Share forfeitures contemplated by the Founder Share Cancellation Agreement will result in an approximately 66% decrease in the number of Founder Shares outstanding from 2,875,000 to 975,000 upon closing of the Business Combination.

Private Placement Warrants

Concurrently with the closing of the Public Offering, the Sponsor purchased from the Company an aggregate of 12,125,000 warrants at a price of $0.50 per warrant ( for an aggregate purchase price of $6,063,000) in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share. The proceeds from the sale of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the initial business combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial business combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions. See also the description of the Sponsor Warrant Exchange Letter Agreement in Note 2 pursuant to which, all or a portion of the Private Placement Warrants will be exchanged for shares of common stock.

If the Company does not complete an initial business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants sold to the Sponsor will expire worthless.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hennessy Capital LLC, an affiliate of the Sponsor. Services commenced on January 17, 2014 and will terminate upon the earlier of the consummation by the Company of its initial business combination or the liquidation of the Company. Charges for services under the administrative services agreement were approximately $115,000 and $ -0-, respectively, for the year ended December 31, 2014 and for the period from September 24, 2013 (inception) to December 31, 2013. At December 31, 2014, approximately $5,000 of the following month fee was prepaid.

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

At December 31, 2014, the proceeds of the Trust Account have been invested in U.S. treasury bills yielding interest of between 0.0% and 0.5%. The carrying value of the investment has been recorded at market value at December 31, 2014.

NOTE 7 - FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	December 31, 2014	Quoted price Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Government Treasury Bills	$115,001,000	$115,001,000	$-	$-

Cash in money market Fund	$32,000	$32,000	$-	$-

On February 5, 2015, the Company withdrew approximately $28,000 of cash from the Trust Account, representing interest income, for the payment of franchise taxes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2014 and December 31, 2013, there were 4,198,983 (excluding at December 31, 2014, 10,176,017 shares of common stock subject to redemption) and 2,875,000 shares, respectively, of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, there were no shares of preferred stock issued and outstanding. See however, Note 2 regarding the preferred stock the Company intends to issue in connection with the PIPE Investment.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Pursuant to the Purchase Agreement the Company has agreed that its total transaction costs for the Business Combination will not exceed $15 million (including the deferred underwriting fee). The Company estimates that its fees payable at closing (including significant success fees) would exceed this amount and therefore is discussing with these providers possible concessions. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Further, SBH has agreed that its expenses for the Business Combination will not exceed $10 million and will be reported in our Statements of Operations upon the closing of the Business Combination since SBH will be deemed the accounting acquirer. See also, Note 2 for further information regarding the Business Combination.

On August 7, 2014, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the staff of Nasdaq (the “Nasdaq Staff”) does not believe the Company is currently in compliance with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its shares of common stock for continued listing on Nasdaq. On September 22, 2014, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Holders Rule and ensure compliance with Nasdaq’s initial listing requirements at closing of the Business Combination. On September 30, 2014, the Nasdaq Staff granted the Company an extension until February 3, 2015 to obtain stockholder approval of the Business Combination, consummate the Business Combination and demonstrate compliance with Nasdaq’s initial listing requirements.

On February 4, 2015, the Company received a letter from the Nasdaq Staff staff stating that the Company had failed to complete the Business Combination by February 3, 2015 and that, accordingly, the Nasdaq Staff has determined to initiate procedures to delist the Company’s securities from Nasdaq, unless the Company appeals such determination on or before February 11, 2015. On February 11, 2015, the Company filed an appeal of the Nasdaq Staff’s delisting determination, and a hearing has been scheduled. The Company’s securities will continue to trade on Nasdaq while such appeal is pending. There is no assurance that the Company will be successful in its appeal of the delisting determination. In addition, upon consummation of the Business Combination, the combined company will be required to demonstrate compliance with the Nasdaq’s initial listing requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2015	Blue Bird Corporation

	By:	/s/ Philip Horlock
	Name:	Philip Horlock
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PHILIP HORLOCK	Director and Chief Executive Officer	February 27, 2015
Philip Horlock	(Principal Executive Officer)

/s/ PHILLIP TIGHE	Chief Financial Officer	February 27, 2015
Phillip Tighe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gurminder S. Bedi*	Director	February 27, 2015
Gurminder S. Bedi

/s/ Dennis Donovan*	Director	February 27, 2015
Dennis Donovan

/s/ Chan Galbato*	Director	February 27, 2015
Chan Galbato

/s/ Adam Gray*	Director	February 27, 2015
Adam Gray

/s/ DANIEL J. HENNESSY*	Director	February 27, 2015
Daniel J. Hennessy

/s/ Dev Kapadia*	Director	February 27, 2015
Dev Kapadia

/s/ James Marcotuli*	Director	February 27, 2015
James Marcotuli

/s/ Alan H. Schumacher*	Director	February 27, 2015
Alan H. Schumacher

* By:	/s/ PHILLIP TIGHE
Phillip Tighe, attorney in fact

67