Form 10-Q
period 2015-04-04
Blue Bird Corp
filed 2015-05-19
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................................ to ...............................................

Commission File Number 001-36267

BLUE BIRD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 Blue Bird Boulevard, Fort Valley, Georgia 31030
(Address of principal executive offices)
(Zip Code)

(478) 822-2801
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

As of May 15, 2015, there were issued and outstanding 20,692,794 shares of the registrant’s common stock, $0.0001 par value.

BLUE BIRD CORPORATION
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•	the benefits of the Business Combination (as defined herein);

•	the future financial performance of the Company;

•	changes in the market for Blue Bird products; and

•	expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, as of the date of the applicable filed document), and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different than those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the outcome of any legal proceedings that may be instituted against us arising in connection with the consummation of the Business Combination and the transactions contemplated thereby;

•	the inability to maintain the listing of the Company’s common stock and warrants on Nasdaq following the Business Combination;

•	the risk that the Business Combination disrupts current plans and operations as a result of the consummation of the transactions contemplated thereby;

•
the risk that the anticipated benefits of the Business Combination may not be realized, which may be affected by, among other things, competition and the ability of management to grow the combined business and manage growth profitably;

•	costs related to the Business Combination;

•	changes in applicable laws or regulations; and

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s proxy statement, filed with the SEC on January 20, 2015, as supplemented on February 10, 2015 and the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2015. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s proxy statement, filed with the SEC on January 20, 2015 and in the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934 and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q . In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	As of April 04, 2015	As of September 27, 2014
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,618	$61,137
Accounts receivable, net	13,048	21,215
Inventories	84,521	71,300
Other current assets	5,972	4,353
Deferred tax asset	2,990	6,057
Total current assets	$129,149	$164,062
Property, plant and equipment, net	27,606	29,949
Goodwill	18,825	18,825
Intangible assets, net	61,309	62,240
Equity investment in affiliate	10,377	9,871
Deferred tax asset	11,774	4,073
Other assets	2,616	2,913
Total assets	$261,656	$291,933
Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable	$87,704	$94,294
Accrued warranty costs—current portion	6,410	6,594
Accrued expenses	20,480	37,319
Deferred warranty income—current portion	4,250	4,117
Other current liabilities	2,724	5,668
Current portion of senior term debt	11,750	11,750
Total current liabilities	$133,318	$159,742
Long-term liabilities
Long-term term debt	$206,514	$211,118
Accrued warranty costs	8,852	8,965
Deferred warranty income	8,090	7,886
Other liabilities	12,417	12,136
Accrued pension liability	38,058	40,881
Total long-term liabilities	$273,931	$280,986
Guarantees, commitments and contingencies (Note 5)
Stockholders' deficit
Series A preferred stock , $.0001 par value, 10,000,000 shares authorized, 500,000 issued at April 04, 2015 and liquidation preference of $50,000	$50,000	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,692,794 and 22,000,000 issued and outstanding at April 04, 2015 and September 27, 2014, respectively.	2	2
Additional paid-in capital	14,320	—
Accumulated deficit	(164,534)	(102,229)
Accumulated other comprehensive loss	(45,381)	(46,568)
Total stockholders' deficit	$(145,593)	$(148,795)
Total liabilities and stockholders' deficit	$261,656	$291,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands except for share data)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$183,018	$195,672	$348,851	$341,665
Cost of goods sold	159,988	169,670	306,343	295,203
Gross profit	$23,030	$26,002	$42,508	$46,462
Operating expenses
Selling, general and administrative expenses	33,950	14,430	49,409	28,531
Operating income (loss)	$(10,920)	$11,572	$(6,901)	$17,931
Interest expense	(4,761)	(248)	(9,896)	(524)
Interest income	2	29	34	54
Other income, net	23	2	33	21
Operating income (loss) before income taxes	$(15,656)	$11,355	$(16,730)	$17,482
Income tax (expense) benefit	4,251	(3,673)	4,683	(5,825)
Equity in net income (loss) of non-consolidated affiliate, net of tax $168, $(21), $178 and $20, respectively.	310	(48)	328	46
Income (loss) from continuing operations	$(11,095)	$7,634	$(11,719)	$11,703
Loss from discontinued operations, net of tax	—	(5)	(4)	(11)
Net (loss) income	$(11,095)	$7,629	$(11,723)	$11,692
Net (loss) income available to common stockholders	$(11,095)	$7,629	$(11,723)	$11,692
Defined benefit pension plan gain, net of tax $319, $245, $639, and $491, respectively	594	456	1,187	911
Comprehensive income (loss)	$(10,501)	$8,085	$(10,536)	$12,603
Earnings (loss) per share:
Weighted average shares outstanding, basic and diluted	21,150,630	22,000,000	21,593,387	22,000,000
Basic and diluted income (loss) per share from continuing operations	$(0.52)	$0.35	$(0.54)	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(11,723)	$11,692
Loss from discontinued operations, net of tax	4	11
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,565	4,980
Amortization of debt costs	1,547	50
Stock-based compensation	55	—
Equity in net income of affiliate	(328)	(46)
Loss on disposal of fixed assets	483	57
Deferred taxes	(5,172)	2,146
Provision for bad debt	(31)	1
Amortization of deferred actuarial pension losses	1,826	1,402
Changes in assets and liabilities
Accounts receivable	8,198	3,473
Inventories	(13,221)	(30,565)
Other assets	(1,566)	886
Accounts payable	(3,807)	23,390
Accrued expenses, pension and other liabilities	(22,236)	(8,782)
Total adjustments	$(29,687)	$(3,008)
Net cash (used in)/provided by continuing operations	$(41,406)	$8,695
Net cash used in discontinued operations	(4)	(11)
Total cash (used in)/provided by operating activities	$(41,410)	$8,684
Cash flows from investing activities
Change in net investment in discounted leases	$—	$166
Cash paid for fixed assets	(1,832)	(2,230)
Proceeds from sale of assets	—	23
Restricted cash	—	1,206
Total cash used in investing activities	$(1,832)	$(835)
Cash flows from financing activities
Borrowings under the senior credit facility	$10,000	$1,876
Payments under the senior credit facility	(10,000)	(2,066)
Repayments under the senior term loan	(5,875)	(1,354)
Cash paid for capital leases	(80)	(440)
Cash paid for debt costs	(2,872)	—
Contribution from majority stockholder	13,550	—
Change in advances collateralized by discounted leases	—	(166)
Total cash (used in)/provided by financing activities	$4,723	$(2,150)
Change in cash and cash equivalents	(38,519)	5,699
Cash and cash equivalents at beginning of period	61,137	46,594
Cash and cash equivalents at end of period	$22,618	$52,293
Supplemental disclosures of cash flow information
Cash paid for interest	$12,310	$399
Cash received for interest	35	27
Cash paid for income taxes	359	905
Cash received for tax refund	—	48
Non-cash investing and financing activity
Capital lease acquisitions	—	166
Change in accounts payable for capital additions to property, plant and equipment	58	450
Non-cash reverse merger activity
Issuance of Common Stock	25,000	—
Issuance of Series A Preferred Stock	50,000	—
Shares assumed by legal acquirer	39,959	—
Repurchase of Common Stock from majority stockholder	100,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in thousands except for share data)	Common Shares	Preferred Shares	Common Par Value	Additional Paid-In-Capital	Liquidation Preference	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholder's Deficit
Balances, September 27, 2014 as previously reported	100	—	$1	$—	$—	$(46,568)	$(102,229)	$(148,796)
Effect of reverse acquisition	22,000,000	—	2	—	—	—	—	—
Balances, September 27, 2014	22,000,000	—	$2	$—	$—	$(46,568)	$(102,229)	$(148,795)
Issuance of Common Stock	2,500,000	—	0.3	25,000	—	—	—	25,000
Issuance of Series A Preferred Stock	—	500,000	—	—	50,000	—	—	50,000
Shares assumed by legal acquirer	4,980,294	—	0.5	39,959	—	—	—	39,959
Shares purchased from majority shareholder	(10,000,000)	—	(1.0)	(64,959)	—	—	(35,041)	(100,000)
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(14,826)	(14,826)
Contribution from majority shareholder	—	—	—	13,550	—	—	—	13,550
Employee stock options	—	—	—	55	—	—	—	55
Warrant exchange	1,212,500	—	0.1	715	—	—	(715)	—
Net income	—	—	—	—	—	—	(11,723)	(11,723)
Minimum pension liability, net of tax $639	—	—	—	—	—	1,187	—	1,187
Balances, April 4, 2015	20,692,794	500,000	$2	$14,320	$50,000	$(45,381)	$(164,534)	$(145,593)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Nature of Business

On February 24, 2015, HCAC consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of School Bus Holdings, Inc. (“SBH”) from The Traxis Group B.V. (the “Seller”). SBH operates its business of designing and manufacturing school buses through subsidiaries and under the Blue Bird Corporation (“Blue Bird”) name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

Upon consummation of the closing of the Business Combination, SBH became a wholly-owned subsidiary of Blue Bird Corporation and SBH’s direct and indirect subsidiaries became indirect subsidiaries of our parent corporation. We continued the listing of our Common Stock and Public Warrants on Nasdaq under the symbols “BLBD” and “BLBDW,” respectively, effective February 25, 2015.

Blue Bird Body Company a wholly-owned subsidiary of Blue Bird, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of Blue Bird’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. The Company is headquartered in Fort Valley, Georgia. References in these notes to financial statements to “Blue Bird”, the “Company,” “we,” “our,” or “us” refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.
The Company uses the equity method to account for its investment in an entity that is not controlled, and where the Company has the ability to exercise significant influence over operating and financial policies. Consolidated net (loss) income includes the Company’s share of net (loss) income in this entity. The difference between consolidation and the equity method impacts certain of the Company’s financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of “Equity investment in affiliate” on the Consolidated Balance Sheets and “Equity in net income of non-consolidated affiliate” on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X.
The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2015 there are a total of 53 weeks. For fiscal year 2015 the three and six months ended were 13 weeks and 27 weeks, respectively. For fiscal year 2014 the three and six months ended were 13 weeks and 26 weeks respectively.

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire year. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The condensed consolidated balance sheet data as of September 27, 2014 was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended September 27, 2014 as set forth in the proxy statement dated January 20, 2015.

Use of Estimates and Assumptions
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

Recently Adopted Accounting Standards

In the six months ended April 4, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In April, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835-30). This ASU is based on the objective of the Simplification Initiative to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU also requires an entity to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). This new guidance is effective for public business entities; the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal year periods. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-04, Compensation-Retirement Benefits (Topic 715). This ASU is based on the Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The guidance applies to employers that provide pension or other post-retirement benefits as part of a special termination benefit or special or contractual termination benefits not otherwise addressed in other Subtopics (for example, benefits paid at or before retirement and not paid out of a pension or other post-retirement plan). The ASU also applies to settlement of all or a part of an employer's pension or other post-retirement benefit obligation or curtailment of a pension or other post-retirement benefit plan. This new guidance is effective for public business entities; the pending content that links to this paragraph shall be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). This ASU is based on the removal of the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for public business entities; the pending content that links to this paragraph shall be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

The Business Combination was accounted for as a reverse acquisition since immediately following completion of the transaction the sole stockholder of SBH immediately prior to the Business Combination maintained effective control of Blue Bird Corporation, the post-combination company.  For accounting purposes, SBH is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock and payment of cash by Hennessy Capital for the stock of SBH). Accordingly, the consolidated assets, liabilities and results of operations of SBH are the historical financial statements of Blue Bird Corporation, and HCAC assets, liabilities and results of operations are consolidated with SBH beginning on the acquisition date. No step-up in basis or intangible assets or goodwill was recorded in this transaction.  We have effected this treatment through opening stockholder’s deficit by adjusting the number of our common shares outstanding.  Other than transaction costs paid and a contribution from our majority stockholder for payment of management incentive compensation related to the transaction, the transaction was primarily non-cash and involved exchanges of consideration and equity between our majority stockholder and HCAC & related entities.

2.	Supplemental Financial Information

Accounts Receivable

Accounts receivable consist of amounts owed to the Company by customers. The Company monitors collections and payments from customers, and generally does not require collateral. Accounts receivable are generally due within thirty to ninety days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company reserves for an account when it is considered potentially uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations. The Company writes off accounts receivable once it is determined that the account is uncollectible. Accounts receivable, net consists of the following:

(in thousands of dollars)	As of April 04, 2015	As of September 27, 2014
Accounts receivables	$13,089	$21,286
Allowance for doubtful accounts	(41)	(71)
Accounts receivables, net	$13,048	$21,215

Inventory

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. Inventory consists of the following:

(in thousands of dollars)	As of April 04, 2015	As of September 27, 2014
Raw materials	$48,877	$45,570
Work in process	26,478	24,062
Finished goods	9,166	1,668
Total inventory	$84,521	$71,300

Product Warranties

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded in the year the unit is sold. The methodology to determine warranty reserve calculates average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides for accuracy in addressing reserve requirements. Management believes the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring future adjustments.

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations and Comprehensive Income (Loss). The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

Activity in accrued warranty cost (current and long-term portion combined) was as follows for the three and six months ended April 4, 2015 and March 29, 2014:

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Balance at beginning of period	$15,226	$13,198	$15,559	$13,447
Add current period accruals	2,073	2,226	3,922	3,800
Current period reductions of accrual	(2,037)	(1,920)	(4,219)	(3,743)
Balance at end of period	$15,262	$13,504	$15,262	$13,504

Extended Warranty Income

Activity in deferred warranty income, for the sale of extended warranties of two to five years, was as follows for the three and six months ended April 4, 2015 and March 29, 2014:

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Balance at beginning of period	$12,075	$10,217	$12,003	$10,743
Add current period deferred income	1,339	1,320	2,506	1,770
Current period recognition of income	(1,074)	(993)	(2,169)	(1,969)
Balance at end of period	$12,340	$10,544	$12,340	$10,544

Self-Insurance

Total accrued self-insurance comprised of workers compensation and health insurance related claims were as follows:

(in thousands of dollars)	As of April 04, 2015	As of September 27, 2014
Current portion	$3,335	$3,463
Long-term portion	2,908	3,028
Total accrued self-insurance	$6,243	$6,491

The current and long term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

Shipping and Handling Revenue (in thousands of dollars)

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $2,463 and $2,974 for the three months ended April 4, 2015 and March 29, 2014, respectively, and $6,053 and $5,937 for the six months ended April 4, 2015 and March 29, 2014, respectively. The related costs of goods sold were $2,169 and $2,744 for the three months ended April 4, 2015 and March 29, 2014, respectively, and $5,351 and $5,330 for the six months ended April 4, 2015 and March 29, 2014, respectively.

Pension Expense

Components of net periodic pension benefit cost for the three and six months ended April 4, 2015 and March 29, 2014 were as follows:

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Interest cost	$1,427	$1,521	$2,854	$3,042
Expected return on plan assets	(1,600)	(1,631)	(3,199)	(3,262)
Amortization of prior loss	913	701	1,826	1,402
Net periodic benefit cost	$740	$591	$1,481	$1,182
Amortization of prior loss, recognized in other comprehensive income	913	701	1,826	1,402
Total recognized in net periodic pension benefit cost and other comprehensive income	$(173)	$(110)	$(345)	$(220)

3.	Debt

Debt consisted of the following:

(in thousands of dollars)	As of April 04, 2015	As of September 27, 2014
2020 senior term loan, net of discount of $10,861 and $12,132	$218,264	$222,868
Total debt	$218,264	$222,868
Less: Current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$206,514	$211,118

In June 2014, Blue Bird Body Company executed a new $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The Senior Credit Facility amortizes at 5% per annum payable quarterly beginning January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and is 6.5% at both April 4, 2015 and September 27, 2014. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points. No borrowings were outstanding on the Senior Revolving Credit Facility as of April 4, 2015 and September 27, 2014. Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. There were $5.1 million of Letters of Credit outstanding on April 4, 2015. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 5%.

The Senior Credit Facility and the Senior Revolving Credit Facility were executed on June 27, 2014 and have six and five year terms, respectively. As of April 4, 2015 and September 27, 2014, $229.1 million and $235.0 million, respectively, were outstanding on this indebtedness. Approximately $12.7 million of fees were netted out of the proceeds of the debt and paid directly to the lenders. An additional $1.6 million was paid to other third parties, which have been recorded as deferred financing costs. Approximately $1.2 million of fees related to the Senior Revolving Credit Facility were paid directly to the lenders.

Our term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement. However, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value. If measured at fair value in the financial statements, the Company’s term loan would be classified as Level 2 in the fair value hierarchy.

As of April 4, 2015 and September 27, 2014, the weighted-average annual effective interest rate was 6.5% and 6.5%, respectively. There were no borrowings outstanding on the Senior Revolving Credit Facility as of April 4, 2015 and September 27, 2014. Total interest expense recognized by the Company during the fiscal quarters ended April 4, 2015 and March 29, 2014 , were approximately $4.8 million and $0.2 million, respectively. Interest expense for the six months ended April 4, 2015 and March 29, 2014 were approximately $9.9 million and $ 0.5 million, respectively.

Annual schedules of the maturity of the principal of the Senior Credit Facility and the Senior Revolving Credit Facility for the five fiscal years are as follows:

(in thousands of dollars)
Year	Amount
2015	$5,875
2016	11,750
2017	11,750
2018	11,750
2019	11,750
2020	176,250
$229,125

4.	Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the forecast pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily the United States.

As a result of the business combination a change in the ownership of the Company occurred which, pursuant to The Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its U.S. Federal NOLs and U.S. Federal tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years.

The effective tax rates for the three month periods ended April 4, 2015 and March 29, 2014 were 27.2% and 32.4%, respectively. The effective tax rate for the three month period ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction and state tax items offset in part by interest and penalties on uncertain tax positions and transaction costs . The effective tax rate for the three month period ended March 29, 2014 differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction offset in part by state tax expense.

The effective tax rates for the six month periods ended April 4, 2015 and March 29, 2014 were 28% and 33.3%, respectively. The effective tax rate for the six month period ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, a discrete benefit from the extension of the U.S. Federal Research and Development Tax Credit for 2014 and benefit of state tax item offset by interest and penalties on uncertain tax positions and transaction costs. The effective tax rate for the six month period ended March 31, 2014 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction.

Of the total amount of gross unrecognized tax benefits as of April 4, 2015 and March 29, 2014, $6.4 million and $0 million, respectively would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities in the Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties as of the six months ended April 4, 2015 and March 29, 2014, were $0.5 million and $0 million, respectively.

5.	Guarantees, Commitments and Contingencies

Litigation

As of April 4, 2015, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its position, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore management believes that the resolution of environmental matters will not have a material adverse effect on the Company’s financial statements.

6.	Segment Information

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the three and six months ended April 4, 2015 and March 29, 2014:

Net sales

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Bus	$169,223	$182,988	$321,206	$316,913
Parts	13,795	12,684	27,645	24,752
Segment net sales	$183,018	$195,672	$348,851	$341,665

Gross profit

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Bus	$17,943	$21,117	$32,245	$37,122
Parts	5,087	4,885	10,263	9,340
Segment gross profit	$23,030	$26,002	$42,508	$46,462

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the three and six months ended April 4, 2015 and March 29, 2014:

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Segment gross profit	$23,030	$26,002	$42,508	$46,462
Adjustments:
Selling, general and administrative expenses	(33,950)	(14,430)	(49,409)	(28,531)
Interest expense	(4,761)	(248)	(9,896)	(524)
Interest income	2	29	34	54
Other income, net	23	2	33	21
Operating income (loss) before income taxes	$(15,656)	$11,355	$(16,730)	$17,482

Sales are attributable to geographic areas based on customer location and were as follows for the three and six months ended April 4, 2015 and March 29, 2014:

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
United States	$152,381	$171,792	$308,332	$306,754
Canada	28,288	23,073	37,447	28,179
Rest of world	2,349	807	3,072	6,732
Total net sales	$183,018	$195,672	$348,851	$341,665

7. Business Combination

Background and Summary

Blue Bird Corporation was originally formed in September 2013 as a special purpose acquisition company, or SPAC, under the name Hennessy Capital Acquisition Corp. (“HCAC” or “Hennessy Capital”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving HCAC and one or more businesses. As a SPAC, HCAC was a shell (blank check) company that had no operations and whose purpose was to go public with the intention of merging with or acquiring a company with the proceeds of the SPAC’s initial public offering (IPO). Until the consummation of the Business Combination (as defined below), HCAC’s securities were traded on The NASDAQ Stock Market (“Nasdaq”) under the ticker symbols “HCAC,” “HCACU” and “HCACW”.

On February 24, 2015, HCAC consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of School Bus Holdings, Inc. (“SBH”) from The Traxis Group B.V. (the “Seller”). SBH operates its business of designing and manufacturing school buses through subsidiaries and under the “Blue Bird” name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

The cash purchase price in the Business Combination was funded through amounts that remained in HCAC’s trust after the redemption of all shares that were offered for redemption pursuant to HCAC’s certificate of incorporation, together with $75 million of funds invested through private placements of Common Stock and Series A Convertible Preferred Stock that occurred simultaneously with the consummation of the Business Combination.

Upon consummation of the closing of the Business Combination, SBH became a wholly-owned subsidiary of Blue Bird Corporation and SBH’s direct and indirect subsidiaries became indirect subsidiaries of our parent corporation. We continued the listing of our Common Stock and Public Warrants on Nasdaq under the symbols “BLBD” and “BLBDW,” respectively, effective February 25, 2015.

The “Company” refers to the consolidated company and its subsidiaries at and after the closing of the Business Combination.

Purchase Agreement / Proxy Statement

On September 21, 2014, Hennessy Capital Partners I LLC (the “HCAC Sponsor”) signed a purchase agreement (the “Purchase Agreement”) with the Seller to acquire all outstanding stock of SBH. The material terms and conditions of the Purchase Agreement were described in Hennessy Capital’s definitive proxy statement filed with the SEC on January 20, 2015, which was supplemented in additional proxy statement materials filed with the SEC on February 10, 2015.

Backstop Purchase Agreement and Preferred Stock Subscription Agreement

In connection with its execution of the Purchase Agreement, Hennessy Capital entered into a backstop purchase agreement with two funds managed by Overland Advisors, LLC (such funds referred to collectively as the “Backstop Commitment Investor”), and a preferred stock subscription agreement with The Osterweis Strategic Income Fund and The Osterweis Strategic Investment Fund (collectively, the “PIPE Investment Investor”).

In the backstop purchase agreement, the Backstop Commitment Investor made a commitment (the “Backstop Commitment”) in which it agreed to purchase up to $10 million worth of shares of Hennessy Capital common stock, through (i)open market or privately negotiated transactions with third parties, at a purchase price of up to $10.00 per share, (ii) a private placement with consummation to occur concurrently with that of the Business Combination at a purchase price of $10.00 per share for 1,000,000 shares (the “Common Backstop Placement”), or (iii) a combination thereof.

In the preferred stock subscription agreement, the PIPE Investment Investor agreed to purchase from Hennessy Capital, concurrent with the consummation of the closing of the Business Combination, 400,000 shares of Series A Convertible Preferred Stock for gross proceeds of approximately $40 million, subject to a possible increase to up to 500,000 shares or approximately $50 million (the “PIPE Investment”).

On February 18, 2015, Hennessy Capital entered into a subscription agreement with four funds managed by Coliseum Capital Management, LLC (the “Common/Preferred Investor”) pursuant to which the Common/Preferred Investor agreed (the “Subsequent Backstop Commitment”) to purchase $25 million worth of shares of Hennessy Capital common stock, through (i) open market or privately negotiated transactions with third parties, at a purchase price of up to $10.00 per share, (ii) a private placement with consummation to occur concurrently with that of the Business Combination at a purchase price of $10.00 per share (the “Subsequent Common Backstop Placement”), or (iii) a combination thereof, and further agreed to purchase 100,000 shares of Series A Convertible Preferred Stock pursuant to a private placement for gross proceeds of approximately $10.0 million to occur concurrently with that of the Business Combination (the “Subsequent PIPE Investment”).

Business Combination Approval and Consummation

On February 23, 2015 (“Special Meeting”), the Business Combination was approved by Hennessy Capital’s stockholders at a special meeting.

On February 24, 2015, the registrant consummated the Business Combination, pursuant to which the registrant acquired all of the outstanding capital stock of SBH. Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash ($100 million) and in shares of the registrant’s common stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, the Company redeemed a total of 7,494,700 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total cash payment from Hennessy Capital’s trust account to redeeming stockholders of $74.9 million.

On February 24, 2015, at the closing of the Business Combination, the PIPE Investment Investor purchased 400,000 shares of the Company’s Series A Convertible Preferred Stock from the Company for aggregate gross proceeds of approximately $40 million and the Common/Preferred Investor purchased 100,000 shares of the Company’s Series A Convertible Preferred Stock from the Company for aggregate gross proceeds of approximately $10 million. In addition, at the closing, the Company issued to the Backstop Commitment Investor 102,750 shares referenced in the Purchase Agreement as “Utilization Fee Shares”, and the Common/Preferred Investor purchased 2,500,000 shares of the Company’s common stock from the Company for aggregate gross proceeds of $25 million.

New Registration Rights Agreement

On February 24, 2015, the Company entered into a registration rights agreement with the Seller, the Backstop Commitment Investor, the PIPE Investment Investor and the Common/Preferred Investor (the “New Registration Rights Agreement”). The parties were granted registration rights that obligate Blue Bird Corporation to register for resale, among other shares, all or any portion of the shares of the Company’s capital stock that were issued by the Company in connection with the Business Combination, the Backstop Commitment (including any shares received as a fee payable in connection with the Backstop Commitment), the Subsequent Backstop Commitment, the PIPE Investment and the Subsequent PIPE Investment (including the shares of common stock underlying the Series A Preferred Stock issued pursuant to the PIPE Investment and the Subsequent PIPE Investment).

On April 27, 2015, a registration statement on Form S-3 filed by the Company in connection with, among other things, its obligations under the New Registration Rights Agreement was declared effective by the SEC.

Under the New Registration Rights Agreement, the parties also hold “piggyback” registration rights exercisable at any time that allow them to include the shares of Blue Bird Corporation common stock that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on forms that do not permit registration for resale by them). The “piggyback” registration rights are subject to proportional cutbacks based on the manner of such offering and the identity of the party initiating such offering.

Blue Bird Corporation will pay all expenses incidental to its performance under the New Registration Rights Agreement, as well as the underwriting discounts and commissions payable by the parties to that agreement in connection with the sale of their shares under the New Registration Rights Agreement.

Lock-Up Agreements

On February 24, 2015, the Seller entered into a 180-day lock-up agreement with Blue Bird Corporation with respect to the shares of Company common stock received by the Seller pursuant to the Purchase Agreement, and the initial stockholders (consisting of the “HCAC Sponsor”, and the other officers, directors and former directors of HCAC who, together with the HCAC Sponsor, acquired a total of 2,875,000 shares of Hennessy Capital’s common stock prior to its initial public offering and then forfeited 1,900,000 of such shares in connection with an amendment to the Purchase Agreement and 102,750 of such shares in connection with the payment of a utilization fee to the Backstop Commitment Investor) entered into a 12-month lock-up agreement with the Seller with respect to their remaining 872,250 shares (together with the shares received by the Seller pursuant to the Purchase Agreement, the “lock-up shares”).

Pursuant to the lock-up agreements, each party agreed that, for a period of 180 days (in the case of the Seller) or 12 months (in the case of the initial stockholders) from the closing the parties will not: (1) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position with respect to any lock-up shares of such party, (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any lock-up shares of such party, in cash or otherwise, or (3) publicly announce any intention to effect any transaction specified therein.

Each party may sell or otherwise transfer any lock-up shares of such party to its equity holders, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the lock-up agreement applicable to such lock-up shares.

8. Stockholders’ Deficit

Authorized and Outstanding Stock

Our charter authorizes the issuance of 110 million shares, consisting of 100 million shares of Common Stock, $0.0001 par value per share, and 10 million shares of preferred stock, $0.0001 par value, 2 million of which have been designated as Series A Convertible Preferred Stock (“Preferred”) and the remaining 8 million of which are undesignated. The outstanding shares of our Series A Convertible Preferred Stock and Common Stock are duly authorized, validly issued, fully paid and non-assessable.

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of Common Stock to the Seller upon consummation of the Business Combination and (ii) 102,750 shares of Common Stock as a utilization fee to the Backstop Commitment Investor. Please see Note 7 for a further discussion of these transactions.

At April 4, 2015, there were 20,692,794 shares of common stock issued and outstanding.

Preferred Stock

By the filing of a Certificate of Designations (the “Certificate of Designations”) on February 24, 2015, we have designated 2.0 million shares of preferred stock as Series A Convertible Cumulative Preferred Stock and, on February 24, 2015, we issued 500,000 shares of such series. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. Please see Note 7 for a further discussion of the transaction. We refer to that series as our “Series A Convertible Preferred Stock.”

Each share of Series A Convertible Preferred Stock is convertible, at the holder’s option at any time, initially into 8.6 shares of our common stock (which is equivalent to an initial conversion price of approximately $11.59 per share), subject to specified adjustments as set forth in the Certificate of Designations. In addition, we have the right, at our option, to cause all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of common stock under certain circumstances and, if our company undergoes certain fundamental changes, the Series A Convertible Preferred Stock will automatically be converted into common stock on the effective date of such fundamental change.

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is in the sole discretion of the Company.

In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of shares of Series A Convertible Preferred Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders the Liquidation Preference ($100.00 per share) plus all accumulated and unpaid dividends in respect of the Series A Convertible Preferred Stock (whether or not declared) to the date fixed for liquidation, winding-up or dissolution in preference to the holders of, and before any payment or distribution is made on any other stock.

Warrants

Public Warrants

The Company has issued warrants to purchase its common stock which were originally issued as part of units in Hennessy Capital’s initial public offering (the “Public Warrants”). There are currently 8,809,538 Public Warrants outstanding. Each Warrant entitles the registered holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Public Warrants may be exercised only for a whole number of shares of our Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on February 24, 2020, five years after the completion of the Business Combination, or earlier upon redemption or liquidation. We may call the Public Warrants for redemption if, and only if, the reported last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. The Public Warrants are listed on NASDAQ under the symbol "BLBDW".

Placement Warrants

The Company has issued warrants to purchase its common stock which were originally issued in connection with a private placement which occurred concurrently with Hennessy Capital’s initial public offering (the “Placement Warrants”). There were initially 12,125,000 Placement Warrants purchased at a price of $0.50 per unit for an aggregate purchase price of $6.1 million. The Placement Warrants are identical to the Public Warrants sold in the initial public offering, except that, if held by the HCAC Sponsor or its permitted assignees, they (a) may be exercised for cash or on a cashless basis; and (b) are not subject to being called for redemption. There are 2,690,462 Placement Warrants outstanding as of April 4, 2015. Each such warrant entitles the holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment.

Warrant Exchange

On March 2, 2015, we completed our offer to exchange up to a maximum of 5,750,000 of our outstanding Public Warrants for shares of our common stock, at an exchange ratio of 0.1 of a share for each Public Warrant validly tendered and not withdrawn (approximately one share for every ten Public Warrants tendered). A total of 2,690,462 Public Warrants were tendered and not properly withdrawn, resulting in a total of 269,046 shares of common stock being issued by our Company. On March 17, 2015, we completed a second offer to exchange Placement Warrants for shares of our common stock, and in such exchange offer, a total of 9,434,538 Placement Warrants were tendered and not properly withdrawn, resulting in a total of 943,454 shares of our common stock being issued. There were no cash proceeds to the Company from these exchange transactions. As a result of the exchange, there are 2,690,462 Placement Warrants outstanding. This transaction provided no cash proceeds to the Company.

9. Earnings Per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. In the fiscal 2014 periods presented below where we have net income, there were no dilutive securities. In the fiscal 2015 periods presented below where we have a net loss, the effect of dilutive securities would be anti-dilutive to our loss per share so there is no adjustment to the calculation and therefore basic and diluted loss per share are the same. Income (loss) available to common stockholders will be reduced in periods where we have paid a dividend on our Preferred Stock.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated:

(in thousands except share data)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Net income (loss)	$(11,095)	$7,629	$(11,723)	$11,692
Income available to common stockholders	(11,095)	7,629	(11,723)	11,692
Weighted average shares outstanding Basic and Diluted	21,150,630	22,000,000	21,593,387	22,000,000
Net income (loss) per common share Basic and Diluted	$(0.52)	$0.35	$(0.54)	$0.53

10. Incentive Stock Option Plan

Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility because we do not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. We expense any award with a graded-vesting feature using a straight-line attribution method.

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant non-qualified stock options, incentive stock options, stock appreciation rights (collectively “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than one-hundred percent of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. In fiscal years prior to 2015 we have not granted any stock options or other stock-settled awards. No portion of the options shall vest and become exercisable after the date on which the Optionee’s Service with the Company and its Subsidiaries terminates. The vesting of all unvested shares of Common Stock subject to an option will automatically be accelerated in connection with a “Change in Control”, as defined in the Plan.

The following table summarizes the Company's stock option activity for the period ended April 4, 2015:

(Shares and per share in actual amounts)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at September 27, 2014	—	—	—	—
Granted	1,004,000	$10.05	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—
Outstanding at April 4, 2015	1,004,000	10.05	9.9	$131
Fully vested and expected to vest at April 4, 2015	993,000	10.05	9.9	$129
Exercisable at April 4, 2015	—

As of April 4, 2015, there was $4.1 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 3 years. In the period ended April 4, 2015, we recognized $55,000 of stock-based compensation expense.

For the period ended April 4, 2015, the weighted-average fair value of options granted for our equity awards was $4.14. The fair value of each option award on the grant date was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend Yield	0%
Risk-Free Interest Rate	1.7%
Expected Volatility	40.1%
Expected Term (Years)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended April 4, 2015 and March 29, 2014 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 27, 2014 as “fiscal 2014”. We refer to the quarter ended April 4, 2015 as the “second quarter of fiscal 2015” and we refer to the quarter ended March 29, 2014 as the “second quarter of fiscal 2014”. There were 13 weeks in the second quarter of fiscal 2014 and 13 weeks in the second quarter of fiscal 2015.

Introductory Note

On February 24, 2015 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and, solely for purposes of Section 10.01(a) thereof, Hennessy Capital Partners I LLC (the “HCAC Sponsor”), as amended on February 10, 2015 and February 18, 2015 (as so amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100 million and in shares of the Company’s common stock (12,000,000 shares valued at a total of $120 million).

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation shall be referred to as “Blue Bird” or the “Company,” and includes its consolidated subsidiaries.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made it an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative fuel applications with its propane-powered and compressed natural gas (“CNG”)-powered school buses.

Blue Bird sells its buses and aftermarket parts through an extensive network of United States and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and D school buses. Blue Bird also sells directly to major fleet operators, the United States government, state governments and authorized dealers in a number of foreign countries.

Our performance has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of competitiveness and manufacturing flexibility, and new market initiatives, as described below:

•
Product initiatives include the introduction of the second generation propane-powered powertrain through an exclusive relationship with Ford and ROUSH CleanTech, and the introduction of differentiating features such as Blue Bird’s new E-Z window design, telematics, electronics stability control and re-designed luggage boxes.

•
Increased cost competitiveness arises from the consolidation of assembly operations from two plants into one, while increasing production at the Fort Valley assembly plant, and increasing overall capacity, the reduction of the number of bus architectures and the implementation of long-term supply contracts (addressing both component price and supply) covering a substantial portion of the value of Blue Bird’s purchases from suppliers, including long-term agreements with its major single-source suppliers.

•
New marketing initiatives include a data driven market plan for the replacement of under-performing dealers through rigorous data-driven processes, an expansion of export markets and the introduction of a comprehensive electronic parts catalog across a broad number of service points.

School buses are typically powered by diesel engines. However, in 2007, Blue Bird introduced the first propane-powered Type C school bus. Propane is currently the fastest growing powertrain offering in the school bus market. Blue Bird was, until recently, the only manufacturer of propane-powered Type C buses for school districts. Our management believes that the growth of the propane share of total school bus sales will accelerate further with the entrance of our two principal competitors (Thomas Bus and IC Bus) into this market. Although propane-powered school buses require some dedicated infrastructure and are somewhat more expensive on a per unit basis than diesel, they are significantly less expensive to operate. Over the lifetime of a school bus, the fuel and maintenance cost savings from the use of propane-powered engines can be substantial. In addition, propane-powered buses are aligned with the increased national focus on green technologies and the environment as they generate significantly less emissions than diesel buses. Further, domestically sourced propane gas reduces dependence on foreign sources of oil. Blue Bird is also a leading manufacturer of school buses fueled by CNG. In the school bus industry, CNG is a niche product that is attractive to customers in certain markets that contain an existing refueling infrastructure. CNG requires a significantly higher upfront refueling infrastructure investment compared to propane. CNG-powered buses are typically only sold in states that offer significant grants for clean fuel solutions (such as California).

As a result of the concentration of Blue Bird’s sales in the school bus industry in the United States and Canada, our operations are affected by national, state and local economic and political factors that impact spending for public and, to a lesser extent, private education. However, unlike the discretionary portion of school budgets, the provision of school bus services is typically viewed as a mandatory part of the public infrastructure across most of the United States and Canada, ensuring that funding for new school buses receives some level of priority even in a difficult economic climate.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Blue Bird evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company’s critical accounting policies are described on pages 247 to 251 in the Company’s proxy statement, filed with the SEC on January 20, 2015 under the caption “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference.

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant non-qualified stock options, incentive stock options, stock appreciation rights (collectively “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than one-hundred percent of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. In fiscal years prior to 2015 we have not granted any stock options or other stock-settled awards. No portion of the options shall vest and become exercisable after the date on which the Optionee’s Service with the Company and its Subsidiaries terminates. The vesting of all unvested shares of Common Stock subject to an option will automatically be accelerated in connection with a “Change in Control”, as defined in the Plan.

Factors Affecting Our Revenues

Our revenues are driven primarily by the following factors:

•
Property tax revenues. Property tax revenue is one of the major sources of funding for new school buses. Property tax revenues are a function of land and building prices, relying on assessments of property value by state or county assessors and millage rates voted by the local electorate.

•	Student enrollment. Increases or decreases in the number of school bus riders will have a direct impact on school district demand.

•
Revenue mix. We are able to charge more for certain of our products (e.g., Type C propane-powered school buses, Type D buses and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.

•
Strength of the dealer network. We rely on our dealers, as well as a small number of major fleet operators, to be the direct point of contact with school districts and their purchasing agents. An effective dealer is capable of expanding revenues within a given school district by matching that district’s needs to our capabilities, offering options that would not otherwise be provided to the district.

•
Pricing. Our products are sold to school districts throughout the United States and Canada. Each state and each Canadian province has its own set of regulations that govern the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions.

•
Buying patterns of major fleets. Major fleets regularly compete against one another for existing accounts. Fleets are also continuously trying to win the business of school districts that operate their own transportation services. These activities can have either a positive or negative impact on our sales, depending on the brand preference of the fleet that wins the business. Major fleets also periodically review their fleet sizes and replacement patterns due to funding availability as well as the profitability of existing routes. These actions can impact total purchases by fleets in a given year.

•
Seasonality. Our sales are subject to seasonal variation based on the school calendar. The peak season has historically been during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters are typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. There are, however, variations in the seasonal demands from year to year depending in large part upon municipal budgets, distinct replacement cycles and student enrollment. This seasonality and annual variations of this seasonality could impact the ability to compare results between time periods.

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our consolidated statement of operations are principally driven by the following factors:

•
Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper), labor expense and overhead. Our cost of goods sold may vary from period to period in part due to changes in sales volume and in part due to efforts by certain suppliers to pass through the economics associated with key commodities, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, the productivity of plant labor, delays in receiving materials and other logistical problems and the impact of overhead items (e.g., utilities).

•
Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing and information technology services, and other administrative functions (such as insurance, office supplies, utilities, etc.). In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.

As a result of the consummation of the Business Combination, we must comply with laws, regulations and requirements related to public companies, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as Nasdaq listing requirements. Compliance with the requirements of being a public company require us to increase operating expenses in order to pay employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company will make it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs (excluding stock based compensation costs) will be at least $2.0 million per fiscal year.

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. Blue Bird refinanced its senior debt in June 2014, entering into a $235.0 million first lien credit agreement and a $60.0 million revolving credit agreement. Proceeds of the refinancing were used to repay existing indebtedness and to finance a dividend payment to our stockholder.

•	Interest income. Interest income represents interest earned by Blue Bird on past-due receivables from dealers. Amounts are not expected to be material.

•	Other income (expense). We include miscellaneous items in other income (expense).

•
Income taxes. We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for withholding taxes related to the transfer of cash between jurisdictions and for uncertain tax positions taken.

•	Equity in net income of non-consolidated affiliate. We include in this line item our share of income or loss from our investment in Micro Bird, our unconsolidated 50/50 Canadian joint venture.

Key Measures We Use to Evaluate Our Performance

Adjusted EBITDA and Adjusted EBITDA margin are included in this Report because management views these metrics as a useful way to look at the performance of our operations between periods and to exclude decisions on capital investment and financing that might otherwise impact the review of profitability of the business based on present market conditions.

We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, as adjusted to add back restructuring costs, any tax expense allocated to our equity investment in a non-consolidated affiliate, certain management incentive compensation expenses and special expenses incurred outside the ordinary course of business. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. Our Adjusted EBITDA and Adjusted EBITDA margin are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful to investors in evaluating our performance because Adjusted EBITDA and Adjusted EBITDA margin consider the performance of our operations, excluding decisions made with respect to capital investment and financing and other expenses. We believe that the disclosure of Adjusted EBITDA and Adjusted EBITDA margin offer additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) as an indicator of our performance or as alternatives to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDA margin. Although we believe that Adjusted EBITDA and Adjusted EBITDA margin may enhance an evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing and other expenses (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA margin exclude certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. Our management compensates for these limitations by analyzing both our GAAP results and non-GAAP measures and using Adjusted EBITDA and Adjusted EBITDA margin as supplemental financial metrics for evaluation of our operating performance. See Blue Bird’s condensed consolidated statements of operations and condensed consolidated statements of cash flows included elsewhere in this Report.

Our measure of “free cash flow” constitutes a non-GAAP financial measure. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Free cash flow is defined as net cash provided in continuing operations less cash paid for fixed assets. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows. See “Short-Term and Long-Term Liquidity Requirements.”

Our Segments

We manage our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties; and (ii) the Parts segment, which includes the sales of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

 Consolidated Results of Operations for the Three Months Ended April 4, 2015 and March 29, 2014

(in thousands of dollars)	Three Months Ended April 04, 2015	$ and % Increase (Decrease)		Three Months Ended March 29, 2014
Net sales	$183,018	$(12,654)	(6.5)%	$195,672
Cost of goods sold	159,988	(9,682)	(5.7)%	169,670
Gross profit	$23,030	(2,972)	(11.4)%	$26,002
Operating expenses
Selling, general and administrative expenses	33,950	19,520	135.3%	14,430
Operating profit (loss)	$(10,920)	$(22,492)	(194.4)%	$11,572
Interest expense	(4,761)	4,513	N.M.	(248)
Interest income	2	(27)	(93.1)%	29
Other income, net	23	21	N.M.	2
Operating income (loss) before income taxes	$(15,656)	$(27,011)	N.M.	$11,355
Income tax (expense) benefit	4,251	(7,924)	N.M.	(3,673)
Equity in net income of non-consolidated affiliate, net of tax	310	358	N.M.	(48)
Income (loss) from continuing operations	$(11,095)	$(18,729)	N.M.	$7,634
Income (loss) from discontinued operations, net of tax	—	5	(100.0)%	(5)
Net income (loss)	$(11,095)	$(18,724)	N.M	$7,629
Other financial data:
Adjusted EBITDA	$10,127	$(4,634)	(31.4)%	$14,761
Adjusted EBITDA margin	5.5%			7.5%

Net Sales by Segment	Three Months Ended April 04, 2015	$ and % Increase (Decrease)		Three Months Ended March 29, 2014
Bus	$169,223	$(13,765)	(7.5)%	$182,988
Parts	13,795	1,111	8.8%	12,684
Total	$183,018	$(12,654)	(6.5)%	$195,672

Gross Profit by Segment:	Three Months Ended April 04, 2015	$ and % Increase (Decrease)		Three Months Ended March 29, 2014
Bus	$17,943	$(3,174)	(15.0)%	$21,117
Parts	5,087	202	4.1%	4,885
Total	$23,030	$(2,972)	(11.4)%	$26,002

* N.M. Not meaningful

Net sales. Total net sales were $183.0 million for the second quarter of fiscal 2015, a decrease of $12.7 million, or 6.5%, compared to $195.7 million for the second quarter of fiscal 2014, reflecting a decrease in units booked as bookings were 2,093 units for the second quarter of fiscal 2015 compared to 2,223 units for the second quarter of fiscal 2014.

For the bus segment, the average net sales price per unit for the second quarter of fiscal 2015 was 1.8% lower than the price per unit for the second quarter of fiscal 2014. This reduction in unit price reflects mainly product mix and customer mix changes.

Parts sales for the second quarter of fiscal 2015 were $13.8 million, an increase of $1.1 million or 8.8% compared with sales of $12.7 million for the second quarter of fiscal 2014. The increase in parts sales is due primarily to promotional sales activities in the second quarter of fiscal 2015.

Cost of goods sold. Total cost of goods sold was $160.0 million for the second quarter of fiscal 2015, a decrease of $9.7 million, or 5.7%, compared to $169.7 million for the second quarter of fiscal 2014, reflecting decreased bus segment cost of goods sold of $10.6 million or 6.5% and increased parts segment cost of goods sold of $0.9 million or 11.7%. As a percentage of net sales, total cost of goods sold increased from 86.7% to 87.4%, bus segment costs of goods sold increased from 88.5% to 89.4% and parts segment costs of goods sold increased from 61.5% to 63.1%.

For the bus segment, the average cost of goods sold per unit for the second quarter of fiscal 2015 decreased by 0.7% compared to the average cost of goods sold per unit for the second quarter of fiscal 2014. This reflects primarily product mix changes and material cost improvements. The material cost improvements reflect favorable commodity prices.

The parts segment cost of goods sold increase of $0.9 million reflects primarily an increase in volume.

Operating profit (loss). Total operating loss was $10.9 million for the second quarter of fiscal 2015, a decrease of $22.5 million, or 194.4%, compared to an operating profit of $11.6 million for the second quarter of fiscal 2014. Profitability was negatively impacted by a $3.0 million decrease in gross profit and a $19.5 million increase in selling, general and administrative expenses due to Business Combination expenses, public company expenses and employment expenses.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2015, in the notes to our unaudited proforma condensed combined financial statements, the portion of the cash component of the total purchase price paid in the Business Combination to participants in SBH’s phantom award plan (approximately $13.8 million) was charged to selling, general and administrative expenses, and the related taxes were credited to income tax expense during the second quarter of fiscal 2015.

Interest expense, net. Interest expense, net was $4.8 million for the second quarter of fiscal 2015, an increase of $4.5 million compared to $0.2 million for the second quarter of fiscal 2014. The increase was primarily attributable to average borrowing levels in the second quarter of fiscal 2015 of $233.1 million compared with $12.3 million in the second quarter of fiscal 2014. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources - Indebtedness”. The increase in long-term debt is expected to result in substantially increased interest expense in future periods compared with periods prior to our execution of our new credit agreement.

Income tax benefit (expense). Income tax benefit was $4.3 million for the second quarter of fiscal 2015, a variance of $7.9 million compared to an income tax expense of $3.7 million for the second quarter of fiscal 2014. The decrease in tax expense was primarily the result of a $27.0 million decrease in income before taxes from the second quarter of fiscal 2014 to the second quarter of fiscal 2015.

The effective tax rates for the three month periods ended April 4, 2015 and March 29, 2014 were 27.2% and 32.4%, respectively. The effective tax rate for the three month period ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, and benefit of state tax items offset by interest and penalties on uncertain tax positions, and transaction costs . The effective tax rate for the three month period ended March 29, 2014 differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction offset in part by state tax expense.

Net income (loss) from continuing operations. Net loss from continuing operations was $11.1 million for the second quarter of fiscal 2015, a decrease of $18.7 million compared to net income from continuing operations of $7.6 million for the second quarter of fiscal 2014. The decrease reflects primarily a decrease in operating profit of $22.5 million and an increase in interest expense, net of $4.5 million, offset by a decrease in tax expense of $7.9 million and an increase in equity in net income of non-consolidated affiliate, net of tax of $0.4 million.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $10.1 million or 5.5% of net sales for the second quarter of fiscal 2015, a decrease of $4.6 million, or 31.4%, compared to $14.8 million or 7.5% of net sales for the second quarter of fiscal 2014. The $4.6 million decrease in Adjusted EBITDA is primarily the result of increased selling, general and administrative expenses and lower gross profit.

The following table sets forth a reconciliation of Adjusted EBITDA to net income for the second quarter of fiscal 2015 and the second quarter of fiscal 2014:

(in thousands of dollars)	Three Months Ended April 04, 2015	Three Months Ended March 29, 2014
Net income (loss)	$(11,095)	$7,629
Income (loss) from discontinued operations, net of tax	—	(5)
Income (loss) from continuing operations	$(11,095)	$7,634
Interest expense	4,761	248
Interest income	(2)	(29)
Income tax (benefit) expense	(4,251)	3,673
Depreciation and amortization	2,301	2,530
Special compensation payment *	13,788	—
Management incentive compensation	—	631
Tax expense, non-consolidated affiliate	168	(21)
Business combination expenses	4,402	95
Stock based compensation	55	—
Adjusted EBITDA	$10,127	$14,761
Adjusted EBITDA margin (percentage of net sales)	5.5%	7.5%

* Primarily funded by contribution from majority shareholder in the business combination

Consolidated Results of Operations for the Six Months Ended April 4, 2015 and March 29, 2014

(in thousands of dollars)	Six Months Ended April 04, 2015	$ and % Increase (Decrease)		Six Months Ended March 29, 2014
Net sales	$348,851	$7,186	2.1%	$341,665
Cost of goods sold	306,343	11,140	3.8%	295,203
Gross profit	$42,508	$(3,954)	(8.5)%	$46,462
Operating expenses
Selling, general and administrative expenses	49,409	20,878	73.2%	28,531
Operating profit (loss)	$(6,901)	$(24,832)	(138.5)%	$17,931
Interest expense	(9,896)	9,372	N.M.	(524)
Interest income	34	(20)	(37.0)%	54
Other income, net	33	12	57.1%	21
Income (loss) before income taxes	$(16,730)	$(34,212)	(195.7)%	$17,482
Income tax (expense) benefit	4,683	(10,508)	(180.4)%	(5,825)
Equity in net income of non-consolidated affiliate, net of tax	328	282	N.M.	46
Income (loss) from continuing operations	$(11,719)	$(23,422)	N.M.	$11,703
Income (loss) from discontinued operations, net of tax	(4)	(7)	(63.6)%	(11)
Net income (loss)	$(11,723)	$(23,415)	N.M.	$11,692
Other financial data:
Adjusted EBITDA	$17,528	$(6,826)	(28.0)%	$24,354
Adjusted EBITDA margin	5.0%			7.1%

The following provides an analysis of the results of operations of Blue Bird’s two reportable segments:

Net Sales by Segment:	Six Months Ended April 04, 2015	$ and % Increase (Decrease)		Six Months Ended March 29, 2014
Bus	$321,206	$4,293	1.4%	$316,913
Parts	27,645	2,893	11.7%	24,752
Total	$348,851	$7,186	2.1%	$341,665

Gross Profit by Segment:	Six Months Ended April 04, 2015	$ and % Increase (Decrease)		Six Months Ended March 29, 2014
Bus	$32,245	$(4,877)	(13.1)%	$37,122
Parts	10,263	923	9.9%	9,340
Total	$42,508	$(3,954)	(8.5)%	$46,462

* N.M Not meaningful

Net sales. Total net sales were $348.9 million for the six months ended April 4, 2015, an increase of $7.2 million, or 2.1% compared to $341.7 million for the six months ended March 29, 2014, reflecting an increase in units booked as bookings were 3,917 units for the six months ended April 4, 2015 compared to 3,768 units for the six months ended March 29, 2014.

For the bus segment, the average net sales price per unit for the six months ended April 4, 2015 was 2.5% lower than the price per unit for the six months ended March 29, 2014. This reduction in unit price reflects mainly product mix and customer mix changes.

Parts sales for the six months ended April 4, 2015 were $27.6 million, an increase of $2.9 million, or 11.7%, compared with sales of $24.8 million for the six months ended March 29, 2014 due primarily to higher volume.

Cost of goods sold. Total cost of goods sold were $306.3 million for the six months ended April 4, 2015, an increase of $11.1 million, or 3.8%, compared to $295.2 million for the six months ended March 29, 2014, reflecting increased bus segment cost of goods sold of $9.2 million or 3.3% and increased parts segment cost of goods sold of $2.0 million or 12.8%. As a percentage of net sales, total cost of goods sold increased from 86.4% to 87.8%, bus segment costs of goods sold increased from 88.3% to 90.0%, and parts segment costs of goods sold increased from 62.3% to 62.9%.

For the bus segment, the average cost of goods sold per unit for the six months ended April 4, 2015 decreased by 0.7% compared to the average cost of goods sold per unit for the six months ended March 29, 2014. This reflects primarily product mix changes and material cost improvements. Labor productivity (with 100% as the standard) was 105.7% for the six months ended April 4, 2015, unchanged compared to 105.7% for the six months ended March 29, 2014. The material cost improvements reflect favorable commodity prices.

The parts segment cost of goods sold increase of $2.0 million reflects primarily an increase in volume.

Operating (loss) profit. Total operating loss was $6.9 million for the six months ended April 4, 2015, a decrease of $24.8 million, or 138.5%, compared to an operating profit of $17.9 million for the six months ended March 29, 2014. Profitability was negatively impacted by a $20.9 million increase in selling, general and administrative expenses and a $4.0 million decrease in gross profit. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2015, in the notes to our unaudited pro forma condensed combined financial statements, the portion of the cash component of the total purchase price paid in the Business Combination to participants in SBH’s phantom award plan (approximately $13.8 million) was charged to selling, general and administrative expenses, and the related taxes were credited to income tax expense during the second quarter of fiscal 2015.

Interest expense, net. Interest expense, net was $9.9 million for the six months ended April 4, 2015, an increase of $9.4 million compared to $0.5 million for the six months ended March 29, 2014. The increase was primarily attributable to average borrowing levels in the six months ended April 4, 2015 of $234.0 million compared with $12.4 million in the six months ended March 29, 2014. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “—Liquidity and Capital Resources—Indebtedness”. The increase in long-term debt is expected to result in substantially increased interest expense in future periods compared with periods prior to our execution of our new credit agreement..

Income tax benefit (expense). Income tax benefit was $4.7 million for the six months ended April 4, 2015, a change of $10.5 million compared to an income tax expense of $5.8 million for the six months ended March 29, 2014. The decrease in tax expense was primarily the result of a $34.2 million decrease in income before taxes from the six months ended March 29, 2014 to the six months ended April 4, 2015.

The effective tax rates for the six month periods ended April 4, 2015 and March 29, 2014 were 28% and 33.3%, respectively. The effective tax rate for the six month period ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from a domestic production activities deduction, a discrete tax benefit from the extension of the U.S. Federal Research and Development Tax Credit for 2014, and benefit of state tax items offset by interest and penalties on uncertain tax positions, and transaction costs. The effective tax rate for the six month period ended March 31, 2014 differed from the statutory federal income tax rate of 35% principally as a result of the benefit from the domestic production activities deduction.

Net income (loss) from continuing operations. Net loss from continuing operations was $11.7 million for the six months ended April 4, 2015, a decrease of $23.4 million compared to net income from continuing operations of $11.7 million for the six months ended March 29, 2014. The decrease reflects primarily a decrease in operating profit of $24.8 million and an increase in interest expense, net of $9.4 million, offset by a decrease in tax expense of $10.5 million and an increase in equity in net income of non-consolidated affiliate, net of tax of $0.3 million.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $17.5 million or 5.0% of net sales for the six months ended April 4, 2015, a decrease of $6.8 million, or 28.0%, compared to $24.4 million or 7.1% of net sales for the six months ended March 29, 2014. The $6.8 million decrease in Adjusted EBITDA is primarily the result of increased selling, general and administrative expenses and lower gross profit.

The following table sets forth a reconciliation of Adjusted EBITDA to net income for the six months ended April 4, 2015 and the six months ended March 29, 2014:

(in thousands of dollars)	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Net income (loss)	$(11,723)	$11,692
Income (loss) from discontinued operations, net of tax	(4)	(11)
Income (loss) from continuing operations	$(11,719)	$11,703
Interest expense	9,896	524
Interest income	(34)	(54)
Income tax (benefit) expense	(4,683)	5,825
Depreciation and amortization	4,565	4,980
Special compensation payment *	13,788	—
Management incentive compensation	—	1,262
Tax expense, non-consolidated affiliate	178	19
Business combination expenses	5,013	95
Loss on disposal of fixed assets	469	—
Stock Based Compensation	55	—
Adjusted EBITDA	$17,528	$24,354
Adjusted EBITDA margin (percentage of net sales)	5.0%	7.1%

* Primarily funded by contribution from majority shareholder in the business combination

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. As of April 4, 2015, the Company had $22.6 million of available cash (net of outstanding checks) and $54.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On June 27, 2014, SBH and certain of its subsidiaries and affiliates entered into a credit agreement, by and among (i) Blue Bird Body Company, as the borrower, (ii) SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with SBH and Peach, the “Parents”), as guarantors. The credit facility provided for under the Credit Agreement consists of a term loan facility with an aggregate initial principal amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $60.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the initial closing under the Term Loan Facility, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the Term Loan Facility were used to finance in part, together with available cash on hand, (i) the June 2014 payment of a one-time special cash dividend payment to the stockholders of SBH at that time, (ii) the repayment of certain existing indebtedness of SBH and its subsidiaries and

(iii) transaction costs associated with the consummation of the Credit Facilities. The proceeds of the Revolving Credit Facility shall be used for working capital and general corporate purposes.

The Term Loan Facility matures on June 27, 2020, which is the sixth anniversary of the effective date of the Credit Agreement, and the Revolving Credit Facility matures (and the commitments thereunder will terminate) on June 27, 2019, which is the fifth anniversary of the effective date of the Credit Agreement. The borrowings under both the Term Loan Facility and the Revolving Credit Facility accrue interest either at a certain base rate (which is the greatest of (a) a prime rate, (b) a federal funds rate plus 0.50% and (c) the one-month Eurodollar rate plus 1.00%, each as in effect from time to time) or Eurodollar rate as follows: if such loans are base rate loans, the base rate plus 4.50% per annum and if such loans are Eurodollar rate loans, the Eurodollar rate plus 5.50% per annum. For the purpose of calculating the Eurodollar rate and the base rate with respect to borrowings under the Term Loan Facility, there is a 1.00% floor applicable to each of the Eurodollar rate and the base rate. Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments equal to $2.9 million beginning on January 3, 2015, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty. Certain mandatory prepayments in respect of the Term Loan Facility are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of SBH and its subsidiaries. If, before June 27, 2015, SBH (and its subsidiaries) repays all or a portion of the Term Loan Facility from the proceeds of certain debt with a lower all-in yield (as described in the Credit Agreement in further detail) or there is an amendment to the Credit Agreement which results in a reduction of the all-in yield for the Term Loan Facility, then, in each case, SBH (and its subsidiaries) will be required to pay a 1.00% prepayment premium on the aggregate principal amount of such prepaid or amended term loans.

The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of SBH and each of the guarantors, with certain exclusions as set forth in a Collateral Agreement entered into by SBH and each guarantor.

Up to $60.0 million of additional term loans and/or revolving credit commitments may be incurred under the Credit Agreement (the “Incremental Facility”), subject to certain limitations and reductions in the size of the available Incremental Facility as set forth in the Credit Agreement. The Incremental Facility is not a committed facility, and would require further commitment from the lenders.

There are customary events of default under the Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the Credit Agreement and in respect of other material debt, (ii) insolvency of SBH or any of its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against SBH or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the Credit Agreement) or (vi) a change of control of SBH with different minimum levels of ownership required after the consummation of the Business Combination, in each case subject to limitations and exceptions as set forth in the Credit Agreement.

The Credit Agreement contains negative and affirmative covenants affecting the Parents and their existing and future restricted subsidiaries, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, provided that there is not a continuing default and SBH maintains a Total Net Leverage Ratio (as defined below) of less than or equal to 1.75 to 1.00, in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments.

SBH must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in this Report consisting of losses or gains on asset dispositions, non-cash losses or gains on swap agreements and management fees payable to Cerberus Operations and Advisory Company, as defined in the Credit Agreement) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ended. The Total Net Leverage Ratio requirements are as follows:

Test Period	Maximum Total Net Leverage Ratio
September 27, 2014 through July 4, 2015	4.75:1.00
October 3, 2015 through July 2, 2016	4.50:1.00
October 1, 2016	4.00:1.00
December 31, 2016 through June 30, 2018	3.50:1.00
September 29, 2018 through June 29, 2019	3.00:1.00
September 28, 2019 and thereafter	2.75:1.00

As of April 4, 2015, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

Seasonality and Working Capital

Blue Bird’s management uses a non-GAAP measure called “net operating working capital (NOWC)” which is not a measure defined under accounting principles generally accepted in the United States of America. We define NOWC as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from the Condensed Consolidated Balance Sheet (Unaudited). We believe that NOWC information is useful for investors because it relates our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC as of April 4, 2015 and September 27, 2014 was as follows:

(in thousands of dollars)	As of April 04, 2015	As of September 27, 2014
Accounts receivable, net	$13,048	$21,215
Inventories	84,521	71,300
Accounts payable	(87,704)	(94,294)
NOWC	$9,865	$(1,779)

In overall dollar terms, NOWC is generally lower at the end of the fiscal year due to reduced production activity reflecting the start of the new school year. NOWC typically peaks at the end of the second fiscal quarter as Blue Bird ramps up for high seasonal demand from its dealers. There are, however, variations in the seasonal demands from year to year depending in part on large direct sales to major fleet customers.

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts during the first six months of fiscal 2015 or 2014, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under the Credit Facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on the current level of operations, we believe that our existing cash balances and expected cash flows from operations will be sufficient to meet operating requirements for at least the next 12 months.

For the six months ended April 4, 2015 and for the two fiscal years ended September 27, 2014, capital expenditures have averaged less than 1% of annual sales.

Cash Flows

The following table sets forth general information derived from our statement of cash flows:

(in thousands of dollars)	Six Months Ended April 04, 2015	Increase (Decrease)	Six Months Ended March 29, 2014
Total cash (used in)/provided by operating activities	$(41,410)	$(50,094)	$8,684
Total cash used in investing activities	(1,832)	997	(835)
Total cash (used in)/provided by financing activities	4,723	(6,873)	(2,150)
Change in cash and cash equivalents	(38,519)	(44,218)	5,699
Cash and cash equivalents at beginning of period	61,137	14,543	46,594
Cash and cash equivalents at end of period	22,618	(29,675)	52,293
Depreciation and amortization	4,565	(415)	4,980
Capital expenditures	1,832	(398)	2,230

Total cash (used in)/provided by operating activities

Cash flows used in operating activities totaled $41.4 million for the six months ended April 4, 2015, as compared with cash flows provided of $8.7 million during the six months ended March 29, 2014. The $50.1 million decrease in cash used was primarily attributable to the special compensation payment of $13.8 million, cash paid for business combination expenses of $12.5 million, cash paid for interest of $12.3 million, employee related previously accrued expenses of $9.7 million, and other miscellaneous expenses of $1.8 million.

Total cash used in investing activities

Cash flows used in investing activities totaled approximately $1.8 million for the six months ended April 4, 2015, as compared with cash flows used of $0.8 million during the six months ended March 29, 2014. The increase in cash used was primarily attributable to the release on the restriction of cash of $1.2 million in the fiscal 2014 period. Cash paid for fixed assets was $0.4 million lower year over year.

Total cash (used in)/provided by financing activities

Cash flows from financing activities totaled approximately $4.7 million for the six months ended April 4, 2015, as compared with cash flows used of $2.2 million during the six months ended March 29, 2014. The $6.9 million increase in cash provided was primarily attributable to a $13.6 million capital contribution from our majority stockholder that was used to fund the special compensation payment. This was partially offset by principal payments of $5.9 million made on the $235.0 million term loan executed in June 2014 and a one-time supplemental fee of $2.9 million paid to the initial lenders of the term loan.

Depreciation and amortization

Depreciation and amortization totaled $4.6 million and $5.0 million for the six months ended April 4, 2015 and the six months ended March 29, 2014, respectively. The $0.4 million decrease was primarily caused by lower depreciation of fixed assets due to fixed assets being fully depreciated.

Free cash flows

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus moneys that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flows for the six months ended April 4, 2015 and the six months ended March 29, 2014:

(in thousands of dollars)	Six Months Ended April 04, 2015	Six Months Ended March 29, 2014
Net cash (used in)/provided by continuing operations	$(41,406)	$8,695

Cash paid for fixed assets	(1,832)	(2,230)

Free cash flow	$(43,238)	$6,465

Off-Balance Sheet arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at April 4, 2015 and $5.3 million at September 27, 2014, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

As of April 4, 2015, there were 5,750,000 shares of common stock issuable upon exercise of outstanding warrants.

Recent Accounting Pronouncements

The discussion of recently issued accounting standards applicable to the Company is incorporated here in by reference to Note 1 to the Company's financial statements, "Recent Accounting Pronouncements", include in Part I, item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices.

Currency risk. We transact substantially all of our sales and purchases in United States dollars.

Interest rate risk.  At April 4, 2015, a 100 basis point increase or decrease in our effective interest rate under the Credit Facilities would result in additional expense, or reduced expense, of $2.3 million per annum.

Commodity price risk.  In the ordinary course of business, our company is exposed to market risk for raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities into our products. The majority of our commodities are purchased under contracts with a raw material price index provision. The raw material price index provisions generally look at the prior quarter pricing of the commodity to determine the following quarter's prices. All products are purchased when received at the then current price.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending October 3, 2015 (the “2015 Annual Report”). In our 2015 Annual Report, we will be required to provide an assessment as to the effectiveness of our internal control over financial reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of April 4, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting. Management has concluded that the material weaknesses that were present at September 27, 2014 continued to exist as of April 4, 2015, as described below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of the Business Combination, School Bus Holdings had been a private company with accounting personnel and other supervisory resources sufficient for its reporting requirements as a private company. In connection with the preparation of School Bus Holdings' annual financial statements for the period ended September 27, 2014, controls over the preparation and review of the financial statements and disclosures, including interim financial information, were not performed within a time frame and at a level of precision to prevent or detect a material misstatement. Specifically, School Bus Holdings’ financial reporting resources did not have the appropriate capacity, level of accounting knowledge and experience commensurate with applicable financial reporting requirements, including effective communication about and evaluation and classification of transactions within the financial statements and the monitoring of appropriate application of GAAP. This deficiency resulted in adjustments in the accounting for, presentation and/or classification of the following: shipping and handling revenue and expense, income earned on extended warranties on buses, vendor rebates, operating expenses, income taxes and expenses related to discontinued operations from the sale of a business as other income (expense), inbound transportation costs, restricted cash, dividends, the statement of cash flows, stock based compensation and certain other items. The Company’s audit committee and management team assessed the deficiency as a material weakness. Also, management has identified a control deficiency within its information technology controls related to user access as certain users have access not commensurate with their roles. Given the pervasive nature of this deficiency and its potential to result in a material misstatement, the Company’s audit committee and management team assessed the deficiency as a material weakness.

In connection with the identification of material weaknesses in our internal control over financial reporting, we evaluated, designed and began the process of implementing controls and procedures to address these weaknesses. The measures include hiring of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting, information technology and income taxes supplemented by external resources as necessary. To date, certain personnel have been added in each of these specific areas and additional training of existing resources has taken place. The Company is enhancing risk assessment and monitoring controls, including enhancing the internal audit function to ensure that control activities are appropriately designed, implemented and operating effectively and has engaged a global accounting firm to assist with this process. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address these material weaknesses, including the enhancement of accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

Changes in Internal Control over Financial Reporting
Other than the changes above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

Item 1. Legal Proceedings.

Blue Bird is engaged in legal proceedings in the ordinary course of its business. Although no assurances can be given about the final outcome of pending legal proceedings, at the present time management does not believe that the resolution or outcome of any of Blue Bird’s pending legal proceedings will have a material adverse effect on its financial condition, liquidity or results of operations.

Item 1A. Risk Factors.

Information regarding risk factors appears in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Report and in the sections titled “Risk Factors” in the Company’s proxy statement, filed with the SEC on January 20, 2015 as supplemented on February 10, 2015 and in the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

While we believe there have been no material changes from the risk factors previously disclosed in such proxy statement as supplemented and Current Report on Form 8-K, except as set forth herein, you should carefully consider, in addition to the other information set forth in this Report, the risk factors discussed in such proxy statement as supplemented and Current Report on Form 8-K which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference.

As previously reported, we received a delisting letter from Nasdaq, and there can be no assurance that our securities will continue to be listed on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously reported by us, on August 7, 2014, Hennessy Capital Acquisition Corp. received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the staff of Nasdaq (the “Nasdaq Staff”) did not at the time believe the Company was in compliance with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on The Nasdaq Capital Market.  On September 22, 2014, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Holders Rule and ensure compliance with Nasdaq’s initial listing requirements at the closing of the Business Combination.  On September 30, 2014, the Nasdaq Staff granted an extension until February 3, 2015 to obtain stockholder approval of the Business Combination, consummate the Business Combination and demonstrate compliance with Nasdaq’s initial listing requirements.  On February 4, 2015, the Company received a letter from the Nasdaq Staff stating that the Company had failed to consummate the Business Combination and demonstrate compliance with all applicable initial listing requirements by February 3, 2015, and that, accordingly, the Nasdaq Staff had determined to initiate procedures to delist the Company’s securities, unless the Company requested a hearing before a Nasdaq hearings panel on or before February 11, 2015.  The Company timely requested the hearing before the panel and the hearing was held on March 19, 2015.

We were advised in discussions with the Nasdaq Staff that, following the Business Combination, we would be ineligible for continued listing on The Nasdaq Capital Market due to School Bus Holdings’ consolidated stockholder deficit position for School Bus Holdings’ 2014 fiscal year (as a result of our June 2014 dividend recapitalization); however, based on the fact that School Bus Holdings had over $75 million in total assets at the end of the 2014 fiscal year and generated revenues in excess $75 million for the 2014 fiscal year, the Company would be eligible to list its common shares on The Nasdaq Global Market following the closing of the  Business Combination, provided that it could demonstrate at least at least 400 round lot holders of our common stock as required by Listing Rule 5450(a)(2) (the “400 Holder Rule”).

While we did not satisfy the 400 Holder Rule immediately following the closing of the Business Combination, we presented a plan to the panel at our hearing for achieving compliance with this requirement. The hearings panel subsequently notified us that it granted our request for continued listing, provided that (i) the Nasdaq Staff confirmed by April 20, 2015 that we met all listing standards for initial listing on The Nasdaq Global Market other than the 400 Holder Rule and (ii) we satisfy the 400 Holder Rule by August 3, 2015.  The Nasdaq Staff has provided the confirmation described in clause (i).

Based on independent third party reports on the number of round lot shareholders, we believe that  as of May 5, 2015, we have met the 400 Holder Rule.  We are in the process of confirming this information with Nasdaq. We now believe that we have met all applicable requirements for initial listing of our common stock on The Nasdaq Global Market.

On May 15, 2015, the Nasdaq Staff informed us orally that we must also have 400 round lot holders of our warrants, pursuant to Listing Rule 5410(d), in order for our warrants to continue to be listed on either The Nasdaq Capital Market or The Nasdaq Global Market.  We are currently exploring our alternatives. There can be no assurance that we will be able to meet this listing requirement with respect to our warrants. If we do not satisfy these conditions for continued listing with respect to our warrants, our warrants will likely cease trading on Nasdaq, and our warrant holders could face material adverse consequences, including:

•	a limited availability of market quotations for our warrants; and

•	a reduced level of trading activity in the secondary trading market for our warrants.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.    Description

2.1
Purchase Agreement, dated as of September 21, 2014, by and among the registrant, Hennessy Capital Partners I LLC (solely for purposes of Section 10.01(a) thereof) and The Traxis Group B.V. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on September 24, 2014).

2.2
Amendment No. 1 to Purchase Agreement, dated as of February 10, 2015, by and among the registrant, Hennessy Capital Partners I LLC (solely for purposes of Section 10.01(a) thereof) and The Traxis Group B.V. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 11, 2015).

2.3
Amendment No. 2 to Purchase Agreement, dated as of February 18, 2015, by and among the registrant, Hennessy Capital Partners I LLC (solely for purposes of Section 10.01(a) thereof) and The Traxis Group B.V. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 19, 2015).

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2
The registrant’s Certificate of Designations establishing its Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.3	Bylaws of Blue Bird Corporation (incorporated by reference to the Company’s Form S-1, filed with the Commission on December 20, 2013).

4.1
Specimen stock certificate for the registrant’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

4.2
The registrant’s Certificate of Designations establishing its Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

4.3
Credit agreement, dated as of June 27, 2014, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe General, as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.1†	Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (incorporated by reference to Annex D to the proxy statement, filed by the registrant with the SEC on January 20, 2015).

10.2
Registration Rights Agreement, dated as of February 24, 2015, by and among Blue Bird Corporation (formerly known as Hennessy Capital Acquisition Corp.), The Traxis Group B.V., the Backstop Commitment Investor, the PIPE Investment Investor and the Common/Preferred Investor (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.3†	Phantom Equity Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.4†	Amendment No. 1 to Phantom Equity Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.5†
Form of grant agreement for incentive stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.6†
Form of grant agreement for non-qualified stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.7†
Form of grant agreement for restricted stock granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.8†
Form of grant agreement for restricted stock units granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

10.9
Subscription Agreement for 7.625% Series A Convertible Preferred Stock and Common Stock, dated as of February 18, 2015, by and among the registrant, The Traxis Group B.V. and the investors named therein, providing for, among other things, the Subsequent PIPE Investment and the Subsequent Common Stock Backstop Placement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 19, 2015).

10.10
Director Removal Letter Agreement, dated as of February 18, 2015, by and between The Traxis Group B.V. and the investors named therein (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on February 19, 2015).

10.11
Founder Share Cancellation Agreement, dated as of February 10, 2015, by and among Hennessy Capital Acquisition Corp., Hennessy Capital Partners I LLC and The Traxis Group B.V. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on February 11, 2015).

10.12
Form of indemnity agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

31.1*         Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

^
In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Bird Corporation

Dated: May 19, 2015	By: /s/ Philip Horlock
Philip Horlock Chief Executive Officer (Principal executive officer)

Dated: May 19, 2015	By: /s/ Phillip Tighe
Phillip Tighe Chief Financial Officer (Principal Financial and Accounting Officer)