Form 10-Q
period 2015-07-04
Blue Bird Corp
filed 2015-08-18
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Yes No X

As of August 14, 2015, there were issued and outstanding 20,787,845 shares of the registrant’s common stock, $0.0001 par value.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s proxy statement, filed with the SEC on January 20, 2015, as supplemented on February 10, 2015 and the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2015. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s proxy statement, filed with the SEC on January 20, 2015 as supplemented on February 10, 2015, and in the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q . In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	As of July 4, 2015	As of September 27, 2014
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,823	$61,137
Accounts receivable, net	33,815	21,215
Inventories	106,520	71,300
Other current assets	4,421	4,353
Deferred tax asset	2,542	6,057
Total current assets	$175,121	$164,062
Property, plant and equipment, net	27,880	29,949
Goodwill	18,825	18,825
Intangible assets, net	60,844	62,240
Equity investment in affiliate	10,921	9,871
Deferred tax asset	11,005	4,073
Other assets	3,026	2,913
Total assets	$307,622	$291,933
Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable	$115,866	$94,294
Accrued warranty costs—current portion	6,839	6,594
Accrued expenses	25,021	37,319
Deferred warranty income—current portion	4,546	4,117
Other current liabilities	5,699	5,668
Current portion of senior term debt	11,750	11,750
Total current liabilities	$169,721	$159,742
Long-term liabilities
Long-term debt	$204,177	$211,118
Accrued warranty costs	9,444	8,965
Deferred warranty income	8,648	7,886
Other liabilities	12,828	12,136
Accrued pension liability	36,650	40,881
Total long-term liabilities	$271,747	$280,986
Guarantees, commitments and contingencies (Note 5)
Stockholders' deficit
Series A preferred stock , $.0001 par value, 10,000,000 shares authorized, 500,000 issued at July 4, 2015 and liquidation preference of $50,000	$50,000	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,787,845 and 22,000,000 issued and outstanding at July 4, 2015 and September 27, 2014, respectively.	2	2
Additional paid-in capital	14,791	—
Accumulated deficit	(153,851)	(102,229)
Accumulated other comprehensive loss	(44,788)	(46,568)
Total stockholders' deficit	$(133,846)	$(148,795)
Total liabilities and stockholders' deficit	$307,622	$291,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands except for share data)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$262,653	$240,326	$611,504	$581,991
Cost of goods sold	225,991	206,564	532,334	501,767
Gross profit	$36,662	$33,762	$79,170	$80,224
Operating expenses
Selling, general and administrative expenses	17,404	38,369	66,813	66,900
Operating income (loss)	$19,258	$(4,607)	$12,357	$13,324
Interest expense	(4,577)	(711)	(14,473)	(1,235)
Interest income	5	14	39	68
Other (expense) income, net	(33)	48	—	69
Income (loss) before income taxes	$14,653	$(5,256)	$(2,077)	$12,226
Income tax (expense) benefit	(4,323)	(2,795)	360	(8,620)
Equity in net income of non-consolidated affiliate, net of tax of $190, $75, $368 and $94, respectively	353	118	681	164
Income (loss) from continuing operations	$10,683	$(7,933)	$(1,036)	$3,770
Loss from discontinued operations, net of tax	—	(127)	(4)	(138)
Net income (loss)	$10,683	$(8,060)	$(1,040)	$3,632
Defined benefit pension plan gain, net of tax of $319, $266, $958 and $757, respectively	593	435	1,780	1,346
Comprehensive income (loss)	$11,276	$(7,625)	$740	$4,978
Net income (loss) (from above)	$10,683	$(8,060)	$(1,040)	$3,632
Preferred stock dividend	$1,239	$—	$1,239	$—
Net income (loss) available to common stockholders	$9,444	$(8,060)	$(2,279)	$3,632
Earnings (loss) per share:
Basic weighted average shares outstanding	20,712,860	22,000,000	21,306,118	22,000,000
Basic earnings per share (loss per share)	$0.46	$(0.37)	$(0.11)	$0.17
Diluted weighted average shares outstanding	28,081,412	22,000,000	21,306,118	22,000,000
Diluted earnings per share (loss per share)	$0.38	$(0.37)	$(0.11)	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(1,040)	$3,632
Loss from discontinued operations, net of tax	4	138
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,646	7,397
Amortization of debt costs	2,283	539
Share-based compensation	526	—
Equity in net income of affiliate	(681)	(164)
Loss (gain) on disposal of fixed assets	495	(2)
Deferred taxes	(4,464)	762
Change in uncertain tax position	—	6,390
Provision for bad debt	134	79
Amortization of deferred actuarial pension losses	2,738	2,103
Changes in assets and liabilities
Accounts receivable	(12,734)	(10,870)
Inventories	(35,220)	(46,239)
Other assets	(592)	(586)
Accounts payable	24,049	35,751
Accrued expenses, pension and other liabilities	(13,778)	9,221
Total adjustments	$(30,598)	$4,381
Net cash (used in)/provided by continuing operations	$(31,634)	$8,151
Net cash used in discontinued operations	(4)	(115)
Total cash (used in)/provided by operating activities	$(31,638)	$8,036
Cash flows from investing activities
Change in net investment in discounted leases	$—	$252
Cash paid for fixed assets	(3,427)	(3,264)
Proceeds from sale of assets	—	23
Restricted cash	—	1,206
Total cash used in investing activities	$(3,427)	$(1,783)
Cash flows from financing activities
Net borrowings under the senior credit facility	$—	$(128)
Borrowings under the senior term loan	—	235,000
Repayments under the senior term loan	(8,813)	(13,000)
Cash paid for capital leases	(114)	(490)
Cash paid for debt costs	(2,872)	(12,562)
Contribution from majority stockholder	13,550	—
Payment of dividends	—	(225,700)
Change in advances collateralized by discounted leases	—	(251)
Total cash provided by/(used in) financing activities	$1,751	$(17,131)
Change in cash and cash equivalents	(33,314)	(10,878)
Cash and cash equivalents at beginning of period	61,137	46,594
Cash and cash equivalents at end of period	$27,823	$35,716
Non-cash investing and financing activity
Dividend declared but unpaid	—	1,121
Capital lease acquisitions	—	167
Change in accounts payable for capital additions to property, plant and equipment	248	252
Common stock dividend on Series A preferred stock (market value of common shares)	1,239	—
Non-cash reverse merger activity
Issuance of Common Stock	25,000	—
Issuance of Series A Preferred Stock	50,000	—
Shares assumed by legal acquirer	39,959	—
Repurchase of Common Stock from majority stockholder	100,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

(in thousands except for share data)	Common Shares	Preferred Shares	Common Par Value	Additional Paid-In-Capital	Liquidation Preference	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balances, September 27, 2014 as previously reported	100	—	$1	$—	$—	$(46,568)	$(102,229)	$(148,796)
Effect of reverse acquisition	22,000,000	—	2	—	—	—	—	—
Balances, September 27, 2014	22,000,000	—	$2	$—	$—	$(46,568)	$(102,229)	$(148,795)
Issuance of Common Stock	2,500,000	—	0.3	25,000	—	—	—	25,000
Issuance of Series A Preferred Stock	—	500,000	—	—	50,000	—	—	50,000
Shares assumed by legal acquirer	4,980,294	—	0.5	39,959	—	—	—	39,959
Shares purchased from majority shareholder	(10,000,000)	—	(1.0)	(64,959)	—	—	(35,041)	(100,000)
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(14,826)	(14,826)
Contribution from majority shareholder	—	—	—	13,550	—	—	—	13,550
Employee stock options	—	—	—	526	—	—	—	526
Warrant exchange	1,212,500	—	0.1	715	—	—	(715)	—
Series A Preferred Stock dividend - Common Stock	95,051	—	0.01	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(1,040)	(1,040)
Minimum pension liability, net of tax $958	—	—	—	—	—	1,780	—	1,780
Balances, July 4, 2015	20,787,845	500,000	$2	$14,791	$50,000	$(44,788)	$(153,851)	$(133,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Nature of Business

On February 24, 2015, Hennessy Capital Acquisition Corp. ("HCAC") consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of School Bus Holdings, Inc. (“SBH”) from The Traxis Group B.V. (the “Seller”). SBH operates its business of designing and manufacturing school buses through subsidiaries and under the Blue Bird Corporation (“Blue Bird”) name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

Upon consummation of the Business Combination, SBH became a wholly-owned subsidiary of Blue Bird Corporation and SBH’s direct and indirect subsidiaries became indirect subsidiaries of our parent corporation. We continued the listing of our Common Stock and Public Warrants on Nasdaq under the symbols “BLBD” and “BLBDW,” respectively, effective February 25, 2015. On May 15, 2015, the Nasdaq Staff informed us orally that we must have 400 round lot holders of our warrants, pursuant to Listing Rule 5410(d), in order for our warrants to continue to be listed on either the Nasdaq Capital Market or the Nasdaq Global Market. Our warrants began trading on the OTCQB on June 2, 2015 as the warrants do not currently meet the round lot requirement.

Blue Bird Body Company, a wholly-owned subsidiary of Blue Bird, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of Blue Bird’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. The Company is headquartered in Fort Valley, Georgia. References in these notes to financial statements to “Blue Bird”, the “Company,” “we,” “our,” or “us” refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

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
The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2015 there are a total of 53 weeks. For fiscal year 2015 the three and nine months ended were 13 weeks and 40 weeks, respectively. For fiscal year 2014 the three and nine months ended were 13 weeks and 39 weeks respectively.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire year. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Condensed Consolidated Balance Sheet data as of September 27, 2014 were derived from the Company’s audited financial statements but do not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended September 27, 2014 as set forth in the proxy statement dated January 20, 2015.

The Business Combination was accounted for as a reverse acquisition since immediately following completion of the transaction the sole stockholder of SBH immediately prior to the Business Combination maintained effective control of Blue Bird Corporation, the post-combination company.  For accounting purposes, SBH is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock and payment of cash by HCAC for the stock of SBH). Accordingly, the consolidated assets, liabilities and results of operations of SBH are the historical financial statements of Blue Bird Corporation, and HCAC assets, liabilities and results of operations are consolidated with SBH beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded in this transaction.  We have effected this treatment through opening stockholders' deficit by adjusting the number of our common shares outstanding.  Other than transaction costs paid and a contribution from our majority stockholder for payment of management incentive compensation related to the transaction, the transaction was primarily non-cash and involved exchanges of consideration and equity between our majority stockholder and HCAC and its related entities.

In previously reported Condensed Consolidated Statement of Cash Flows, we presented borrowings under our senior credit facility gross, as both inflows and outflows from financing activities. As these borrowings are due on demand, they are considered to have maturities of three months or less and therefore qualify for net reporting. Accordingly, in our Condensed Consolidated Statement of Cash Flows for the nine months ended June 28, 2014 presented in this Form 10-Q, we have reclassified borrowings under the senior credit facility from gross presentation, as previously reported, to net presentation. The prior presentation of borrowings and payments under the senior credit facility for the nine months ended June 28, 2014 showed borrowings of $2.6 million and payments of $2.7 million. The current presentation shows net payment of $0.1 million.

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

Recently Adopted Accounting Standards

In the nine months ended July 4, 2015 the Company has not adopted any new accounting standards that have had a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, “Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amended guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amended guidance is limited to the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been issued and application can be retrospective. The adoption of this ASU will have a limited impact on our consolidated financial statements and will result in the reclassification of approximately $1.2 million of debt issuance costs currently classified as an asset being presented as a direct deduction from the carrying value of debt.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-04, "Compensation-Retirement Benefits" ("Topic 715"). This ASU is based on the Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The guidance applies to employers that provide pension or other post-retirement benefits as part of a special termination benefit or special or contractual termination benefits not otherwise addressed in other Subtopics (for example, benefits paid at or before retirement and not paid out of a pension or other post-retirement plan). The ASU also applies to settlement of all or a part of an employer's pension or other post-retirement benefit obligation or curtailment of a pension or other post-retirement benefit plan. This new guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("Topic 820"). This ASU is based on the removal of the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for public business entities; the pending content that links to this paragraph shall be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting discontinued operations and disclosure of disposals of components of an entity” (“ASU 2014-08”). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. During the first quarter of fiscal 2015, the Company adopted ASU 2014-08. The impact on the Company of this adoption will depend on the nature and size of future disposals, if any, of a component of the Company.

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

(in thousands of dollars)	As of July 4, 2015	As of September 27, 2014
Accounts receivable	$34,020	$21,286
Allowance for doubtful accounts	(205)	(71)
Accounts receivable, net	$33,815	$21,215

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

(in thousands of dollars)	As of July 4, 2015	As of September 27, 2014
Raw materials	$65,680	$45,570
Work in process	30,847	24,062
Finished goods	9,993	1,668
Total inventory	$106,520	$71,300

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

Activity in accrued warranty cost (current and long-term portion combined) was as follows for the three and nine months ended July 4, 2015 and June 28, 2014:

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Balance at beginning of period	$15,262	$13,504	$15,559	$13,447
Add current period accruals	3,014	2,760	6,936	6,561
Current period reductions of accrual	(1,993)	(1,708)	(6,212)	(5,452)
Balance at end of period	$16,283	$14,556	$16,283	$14,556

Extended Warranty Income

Activity in deferred warranty income, for the sale of extended warranties of two to five years, was as follows for the three and nine months ended July 4, 2015 and June 28, 2014:

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Balance at beginning of period	$12,340	$10,545	$12,003	$10,743
Add current period deferred income	1,939	1,803	4,445	3,574
Current period recognition of income	(1,085)	(985)	(3,254)	(2,954)
Balance at end of period	$13,194	$11,363	$13,194	$11,363

Self-Insurance

Total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, were as follows:

(in thousands of dollars)	As of July 4, 2015	As of September 27, 2014
Current portion	$3,814	$3,463
Long-term portion	3,145	3,028
Total accrued self-insurance	$6,959	$6,491

The current and long term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

Shipping and Handling Revenue

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $4.5 million and $5.1 million for the three months ended July 4, 2015 and June 28, 2014, respectively, and $10.6 million and $11.0 million for the nine months ended July 4, 2015 and June 28, 2014, respectively. The related costs of goods sold were $4.0 million and $4.7 million for the three months ended July 4, 2015 and June 28, 2014, respectively, and $9.4 million and $10.0 million for the nine months ended July 4, 2015 and June 28, 2014, respectively.

Pension Expense

Components of net periodic pension benefit cost for the three and nine months ended July 4, 2015 and June 28, 2014 were as follows:

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Interest cost	$1,426	$1,521	$4,280	$4,563
Expected return on plan assets	(1,599)	(1,631)	(4,798)	(4,893)
Amortization of prior loss	912	701	2,738	2,103
Net periodic benefit cost	$739	$591	$2,220	$1,773
Amortization of prior loss, recognized in other comprehensive income	912	701	2,738	2,103
Total recognized in net periodic pension benefit cost and other comprehensive income	$(173)	$(110)	$(518)	$(330)
Equity Investment in Affiliate

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. (“Micro Bird”), and accounts for Micro Bird under the equity method of accounting. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings and losses and dividends received. At July 4, 2015 and September 27, 2014, the Company had an investment of $10.9 million and $9.9 million, respectively.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $0.7 million and $0.2 million in Equity in net income of non-consolidated affiliate, net of tax for the nine-months ended July 4, 2015 and June 28, 2014, respectively. Summarized unaudited financial information for these periods for Micro Bird is as follows:

(in thousands of dollars)	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Revenues	$51,173	$50,251
Gross profit	7,073	4,804
Operating income	3,164	939
Net income	$2,387	$742

3.	Debt

Debt consisted of the following:

(in thousands of dollars)	As of July 4, 2015	As of September 27, 2014
2020 senior term loan, net of discount of $10,260 and $12,132	$215,927	$222,868
Total debt	$215,927	$222,868
Less: Current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$204,177	$211,118

In June 2014, Blue Bird Body Company executed a new $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The Senior Credit Facility amortizes at 5% per annum payable quarterly beginning January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and is 6.5% at both July 4, 2015 and September 27, 2014. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points. No borrowings were outstanding on the Senior Revolving Credit Facility as of July 4, 2015 and September 27, 2014. Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. There were $5.1 million of Letters of Credit outstanding on July 4, 2015. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 0.5%.

The Senior Credit Facility and the Senior Revolving Credit Facility were executed on June 27, 2014 and have six and five year terms, respectively. As of July 4, 2015 and September 27, 2014, $226.2 million and $235.0 million, respectively, were outstanding on this indebtedness. Approximately $12.7 million of fees were netted out of the proceeds of the Senior Credit Facility and paid directly to the lenders. An additional $1.6 million was paid to other third parties, which have been recorded as deferred financing costs. Approximately $1.2 million of fees related to the Senior Revolving Credit Facility were paid directly to the lenders.

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

As of July 4, 2015 and September 27, 2014, the weighted-average annual effective interest rate was 6.5% and 6.5%, respectively. There were no borrowings outstanding on the Senior Revolving Credit Facility as of July 4, 2015 and September 27, 2014. Total interest expense recognized by the Company during the fiscal quarters ended July 4, 2015 and June 28, 2014, was approximately $4.6 million and $0.7 million, respectively. Interest expense for the nine months ended July 4, 2015 and June 28, 2014 was approximately $14.5 million and $1.2 million, respectively.

Annual schedules of the maturity of the principal of the Senior Credit Facility and the Senior Revolving Credit Facility for the five fiscal years are as follows:

(in thousands of dollars)
Year	Amount
2015	$2,938
2016	11,750
2017	11,750
2018	11,750
2019	11,750
2020	176,250
$226,188

4.	Income Taxes

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

The effective tax rates for the three month periods ended July 4, 2015 and June 28, 2014 were 29.5% and (53.2)%, respectively. The effective tax rate for the three month period ended July 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, state tax items and other permanent items offset in part by interest and penalties on uncertain tax positions and transaction costs. The effective tax rate for the three month period ended June 28, 2014 differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction offset by an uncertain tax position for state tax expense.

The effective tax rates for the nine month periods ended July 4, 2015 and June 28, 2014 were 17.3% and 70.5%, respectively. The effective tax rate for the nine month period ended July 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, state tax items and other permanent items offset by interest and penalties on uncertain tax positions and transaction costs. The effective tax rate for the nine month period ended June 28, 2014 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction offset by an uncertain tax position for state tax expense.

Of the total amount of gross unrecognized tax benefits as of July 4, 2015 and June 28, 2014, $6.4 million and $6.4 million, respectively, would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties as of the nine months ended July 4, 2015 and June 28, 2014, were $0.8 million and $0, respectively.

5.	Guarantees, Commitments and Contingencies

Litigation

As of July 4, 2015, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the three and nine months ended July 4, 2015 and June 28, 2014:

Net sales

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Bus	$248,487	$226,139	$569,693	$543,052
Parts	14,166	14,187	41,811	38,939
Segment net sales	$262,653	$240,326	$611,504	$581,991

Gross profit

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Bus	$31,670	$28,544	$63,915	$65,666
Parts	4,992	5,218	15,255	14,558
Segment gross profit	$36,662	$33,762	$79,170	$80,224

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the three and nine months ended July 4, 2015 and June 28, 2014:

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Segment gross profit	$36,662	$33,762	$79,170	$80,224
Adjustments:
Selling, general and administrative expenses	(17,404)	(38,369)	(66,813)	(66,900)
Interest expense	(4,577)	(711)	(14,473)	(1,235)
Interest income	5	14	39	68
Other (expense) income, net	(33)	48	—	69
Operating income (loss) before income taxes	$14,653	$(5,256)	$(2,077)	$12,226

Sales are attributable to geographic areas based on customer location and were as follows for the three and nine months ended July 4, 2015 and June 28, 2014:

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
United States	$257,522	$219,692	$565,854	$526,446
Canada	4,585	19,975	42,032	48,154
Rest of world	546	659	3,618	7,391
Total net sales	$262,653	$240,326	$611,504	$581,991

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

Upon consummation of the closing of the Business Combination, SBH became a wholly-owned subsidiary of Blue Bird Corporation and SBH’s direct and indirect subsidiaries became indirect subsidiaries of our parent corporation. We continued the listing of our Common Stock and Public Warrants on Nasdaq under the symbols “BLBD” and “BLBDW,” respectively, effective February 25, 2015. On May 15, 2015, the Nasdaq Staff informed us orally that we must have 400 round lot holders of our warrants, pursuant to Listing Rule 5410(d), in order for our warrants to continue to be listed on either the Nasdaq Capital Market or the Nasdaq Global Market. Our warrants began trading on the OTCQB on June 2nd, 2015 as the warrants do not currently meet the round lot requirement.

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

In the backstop purchase agreement, the Backstop Commitment Investor made a commitment (the “Backstop Commitment”) in which it agreed to purchase up to $10 million worth of shares of Hennessy Capital common stock, through (i) open market or privately negotiated transactions with third parties, at a purchase price of up to $10.00 per share, (ii) a private placement with consummation to occur concurrently with that of the Business Combination at a purchase price of $10.00 per share for 1,000,000 shares (the “Common Backstop Placement”), or (iii) a combination thereof.

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

Business Combination Approval and Consummation

On February 23, 2015, the Business Combination was approved by Hennessy Capital’s stockholders at the ("Special Meeting").

On February 24, 2015, the registrant consummated the Business Combination, pursuant to which the registrant acquired all of the outstanding capital stock of SBH. Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash ($100 million) and in shares of the registrant’s common stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, the Company redeemed a total of 7,494,700 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total cash payment from Hennessy Capital’s trust account to redeeming stockholders of $75 million.

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

On April 27, 2015, a registration statement on Form S-3 filed by the Company in connection with, among other things, its obligations under the New Registration Rights Agreement, was declared effective by the SEC.

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

Lock-Up Agreements

On February 24, 2015, the Seller entered into a 180-day lock-up agreement with Blue Bird Corporation with respect to the shares of Company common stock received by the Seller pursuant to the Purchase Agreement, and the initial stockholders (consisting of the “HCAC Sponsor,” and the other officers, directors and former directors of HCAC who, together with the HCAC Sponsor, acquired a total of 2,875,000 shares of Hennessy Capital’s common stock prior to its initial public offering and then forfeited 1,900,000 of such shares in connection with an amendment to the Purchase Agreement and 102,750 of such shares in connection with the payment of a utilization fee to the Backstop Commitment Investor) entered into a 12-month lock-up agreement with the Seller with respect to their remaining 872,250 shares (together with the shares received by the Seller pursuant to the Purchase Agreement, the “lock-up shares”).

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

Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (2) if we consummate a transaction after our initial Business Combination which results in our stockholders having the right to exchange their shares for cash or property worth at least $12.00 per share, the initial stockholders will be released from the lock-up.

Each party may sell or otherwise transfer any lock-up shares of such party to its equity holders, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the lock-up agreement applicable to such lock-up shares.

8. Stockholders’ Deficit

Authorized and Outstanding Stock

Our charter authorizes the issuance of 110 million shares, consisting of 100 million shares of common stock, $0.0001 par value per share, and 10 million shares of preferred stock, $0.0001 par value, 2 million of which have been designated as Series A Convertible Preferred Stock (“Preferred” or "Convertible Preferred Stock") and the remaining 8 million of which are undesignated. The outstanding shares of our Series A Convertible Preferred Stock and common stock are duly authorized, validly issued, fully paid and non-assessable.

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of common stock to the Seller upon consummation of the Business Combination, and (ii) 102,750 shares of common stock as a utilization fee to the Backstop Commitment Investor. Please see Note 7 for a further discussion of these transactions.

At July 4, 2015, there were 20,787,845 shares of our common stock issued and outstanding.

Convertible Preferred Stock

By the filing of a Certificate of Designations (the “Certificate of Designations”) on February 24, 2015, we have designated 2.0 million shares of preferred stock as Series A Convertible Preferred Stock and, on February 24, 2015, we issued 500,000 shares of such series. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. Please see Note 7 for a further discussion of the transaction. We refer to that series as our “Series A Convertible Preferred Stock.”

Each share of Series A Convertible Preferred Stock is convertible, at the holder’s option at any time, initially into 8.6 shares of our common stock (which is equivalent to an initial conversion price of approximately $11.59 per share), subject to specified adjustments as set forth in the Certificate of Designations. In addition, beginning on or after the third anniversary of the initial issuance date, we have the right, at our option, to cause all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of common stock under certain circumstances and, if our Company undergoes certain fundamental changes, the Series A Convertible Preferred Stock will automatically be converted into common stock on the effective date of such fundamental change.

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is in the sole discretion of the Company. On June 15, 2015, we paid a dividend in the form of 95,051 shares of common stock to the holders of our Series A Convertible Preferred Stock. As we are in an accumulated deficit position, we reduced Additional paid-in capital for the dividend payment at the same amount that we recorded Additional paid-in capital for the issuance of the common stock, which resulted in no net change to our Condensed Consolidated Statement of Stockholders' Deficit. The fair value of this dividend is reflected as a deduction from net income to calculate net income available to common stockholders in our Condensed Consolidated Statement of Operations.

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

Warrants

Public Warrants

The Company has issued warrants to purchase its common stock which were originally issued as part of units in Hennessy Capital’s initial public offering (the “Public Warrants”). There are currently 8,809,538 Public Warrants outstanding. Each Warrant entitles the registered holder to purchase one-half of one share of our common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Public Warrants may be exercised only for a whole number of shares of our Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on February 24, 2020, five years after the completion of the Business Combination, or earlier upon redemption or liquidation. We may call the Public Warrants for redemption if, and only if, the reported last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. The Public Warrants are listed on the OTCQB market under the symbol "BLBDW."

Placement Warrants

The Company has issued warrants to purchase its common stock which were originally issued in connection with a private placement which occurred concurrently with Hennessy Capital’s initial public offering (the “Placement Warrants”). There were initially 12,125,000 Placement Warrants purchased at a price of $0.50 per unit for an aggregate purchase price of $6.1 million. The Placement Warrants are identical to the Public Warrants sold in the initial public offering, except that, if held by the HCAC Sponsor or its permitted assignees, they (a) may be exercised for cash or on a cashless basis; and (b) are not subject to being called for redemption. There were 2,690,462 Placement Warrants outstanding as of July 4, 2015. Each such warrant entitles the holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment.

Warrant Exchange

On March 2, 2015, we completed our offer to exchange up to a maximum of 5,750,000 of our outstanding Public Warrants for shares of our common stock, at an exchange ratio of 0.1 of a share for each Public Warrant validly tendered and not withdrawn (approximately one share for every ten Public Warrants tendered). A total of 2,690,462 Public Warrants were tendered and not properly withdrawn, resulting in a total of 269,046 shares of common stock being issued by our Company. On March 17, 2015, we completed a second offer to exchange Placement Warrants for shares of our common stock, and in such exchange offer, a total of 9,434,538 Placement Warrants were tendered and not properly withdrawn, resulting in a total of 943,454 shares of our common stock being issued. There were no cash proceeds to the Company from these exchange transactions. As a result of the exchanges, there remained a total of 2,690,462 Placement Warrants and 8,809,538 Public Warrants outstanding. The exchange transactions provided no cash proceeds to the Company.

9. Earnings Per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. The dilutive effect of our Convertible Preferred Stock is determined using the if-converted method. In the fiscal 2014 periods presented below where we have net income, there were no dilutive securities. In the fiscal 2015 periods presented below where a net loss occurred, the effect of dilutive securities would be anti-dilutive to our loss per share so there is no adjustment to the calculation and therefore basic and diluted loss per share are the same. For purposes of calculating basic earnings per share, income (loss) available to common stockholders is reduced in periods where we have paid a dividend on our Convertible Preferred Stock.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated:

(in thousands except share data)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Net income (loss)	$10,683	$(8,060)	$(1,040)	$3,632
Less: Convertible Preferred Stock dividend	1,239	—	1,239	—
Net income (loss) available to common stockholders - Basic EPS numerator	$9,444	$(8,060)	$(2,279)	$3,632
Add: Convertible Preferred Stock dividend	$1,239	$—	$—	$—
Net income available to common stockholders - Diluted EPS numerator	$10,683	$—	$—	$—
Basic weighted average shares outstanding	20,712,860	22,000,000	21,306,118	22,000,000
Basic earnings per share (loss per share)	$0.46	$(0.37)	$(0.11)	$0.17
Effect of dilutive securities:
Non-qualified stock options	—	—	—	—
Warrants	3,054,478	—	—	—
Restricted stock	10	—	—	—
Convertible Preferred Stock - if converted	4,314,064	—	—	—
Diluted weighted average shares outstanding	28,081,412	22,000,000	21,306,118	22,000,000
Diluted earnings per share (loss per share)	$0.38	$(0.37)	$(0.11)	$0.17

10. Share Based Compensation

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant non-qualified stock options, incentive stock options, stock appreciation rights (collectively, “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than 100% of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. In fiscal years prior to 2015, we had not granted any stock options or other stock-settled awards. No portion of the options shall vest and become exercisable after the date on which the Optionee’s service with the Company and its subsidiaries terminates. The vesting of all unvested shares of common stock subject to an option will automatically be accelerated in connection with a “Change in Control,” as defined in the Plan.

Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility because we do not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. Restricted stock units and restricted stock awards are valued based on the intrinsic value of the difference between the exercise price of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method.

In our fiscal 2015 third quarter we granted 36,585 restricted stock units ("RSU's") to our Board members and 490,000 shares of restricted stock ("RSA") to management employees. RSU's vest over 10 months, however the recipient does not receive the benefits of the award until the earlier of their termination of service from the Board or a change in control, as defined in the RSU agreements. We recognize expense for these awards over the requisite service (vesting) period as the achievement of the implicit performance condition is always probable based on our corporate charter and Board member terms. The RSA's granted vest over a 33 month period.

The following table summarizes the Company's RSA and RSU award activity for the period ended July 4, 2015:

Shares in thousands	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares at September 27, 2014	—	—
Granted	526,585	$13.18
Vested	—	—
Forfeited/canceled	—	—

Unvested shares at July 4, 2015	526,585	$13.18

As of July 4, 2015, there was $6.8 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock unit awards. The expense for these unvested RSA awards is expected to be recognized over a weighted-average period of 2.75 years. The expense for these unvested RSU awards is expected to be recognized over a weighted-average period of nine months. In the three and nine-month periods ended July 4, 2015, we recognized $0.1 million of stock-based compensation expense related to restricted stock awards and restricted stock unit awards.

The following table summarizes the Company's stock option activity for the period ended July 4, 2015:

(Shares and per share in actual amounts)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at September 27, 2014	—	—	—	—
Granted	1,004,000	$10.05	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 4, 2015	1,004,000	10.05	9.7	$131
Fully vested and expected to vest at July 4, 2015	993,000	10.05	9.7	$129
Exercisable at July 4, 2015	—

As of July 4, 2015, there was $3.8 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.75 years. In the three and nine month periods ended July 4, 2015, we recognized $0.3 and $0.4 million of stock-based compensation expense from option grants, respectively.

The weighted-average grant date fair value of options granted in the nine months ended July 4, 2015 is $4.14. The fair value of each option award on the grant date was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend Yield	0%
Risk-Free Interest Rate	1.7%
Expected Volatility	40.1%
Expected Term (Years)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended July 4, 2015 and June 28, 2014 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 27, 2014 as “fiscal 2014”. We refer to the quarter ended July 4, 2015 as the “third quarter of fiscal 2015” and we refer to the quarter ended June 28, 2014 as the “third quarter of fiscal 2014”. There were 13 weeks in the third quarter of fiscal 2014 and 13 weeks in the third quarter of fiscal 2015.

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

As a result of the concentration of Blue Bird’s sales in the school bus industry in the United States and Canada, our operations are affected by national, state and local economic and political factors that impact spending for public and, to a lesser extent, private education. However, unlike the discretionary portion of school budgets, the offering of school bus services is typically viewed as a mandatory part of the public infrastructure across most of the United States and Canada, ensuring that funding for new school buses receives some level of priority in all economic climates.

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

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant non-qualified stock options, incentive stock options, stock appreciation rights (collectively “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than 100% of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. In fiscal years prior to 2015 we have not granted any stock options or other stock-settled awards. No portion of the options shall vest and become exercisable after the date on which the Optionee’s service with the Company and its subsidiaries terminates. The vesting of all unvested shares of common stock subject to an option will automatically be accelerated in connection with a “Change in Control”, as defined in the Plan.

Factors Affecting Our Revenues

Our revenues are driven primarily by the following factors:

•
Property tax revenues. Property tax revenues are one of the major sources of funding for new school buses. Property tax revenues are a function of land and building prices, relying on assessments of property value by state or county assessors and millage rates voted by the local electorate.

•	Student enrollment. Increases or decreases in the number of school bus riders has a direct impact on school district demand.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our condensed consolidated statement of operations are principally driven by the following factors:

•
Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper), labor expense and overhead. Our cost of goods sold may vary from period to period in part due to changes in sales volume and in part due to efforts by certain suppliers to pass through the economics associated with key commodities, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, the productivity of plant labor, delays in receiving materials and other logistical problems and the impact of overhead items such as utilities.

•
Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing and information technology services, as well as other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.

As a result of the consummation of the Business Combination, we must comply with laws, regulations and requirements for public companies, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as Nasdaq listing requirements. Compliance with the requirements of being a public company require us to increase operating expenses in order to pay employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company will make it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs (excluding share based compensation expense) will be at least $2.0 million per fiscal year.

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

Key Measures We Use to Evaluate Our Performance

Adjusted EBITDA and Adjusted EBITDA margin are included because management views these metrics as a useful way to look at the performance of our operations between periods and to exclude decisions on capital investment and financing that might otherwise impact the review of profitability of the business based on present market conditions.

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

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. Our management compensates for these limitations by analyzing both our GAAP results and non-GAAP measures and using Adjusted EBITDA and Adjusted EBITDA margin as supplemental financial metrics for evaluation of our operating performance. See our condensed consolidated statements of operations and condensed consolidated statements of cash flows included elsewhere in this Report.

Our measure of “free cash flow” is a non-GAAP financial measure. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

We define free cash flow as net cash provided in continuing operations less cash paid for fixed assets. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows. See “Short-Term and Long-Term Liquidity Requirements" below.

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

 Consolidated Results of Operations for the Three Months Ended July 4, 2015 and June 28, 2014

(in thousands of dollars)	Three Months Ended July 4, 2015	$ and % Increase (Decrease)		Three Months Ended June 28, 2014
Net sales	$262,653	$22,327	9.3%	$240,326
Cost of goods sold	225,991	19,427	9.4%	206,564
Gross profit	$36,662	$2,900	8.6%	$33,762
Operating expenses
Selling, general and administrative expenses	17,404	(20,965)	(54.6)%	38,369
Operating profit (loss)	$19,258	$23,865	N.M.	$(4,607)
Interest expense	(4,577)	3,866	N.M.	(711)
Interest income	5	(9)	(64.3)%	14
Other (expense) income, net	(33)	(81)	(168.8)%	48
Operating income (loss) before income taxes	$14,653	$19,909	N.M.	$(5,256)
Income tax expense	(4,323)	1,528	(54.7)%	(2,795)
Equity in net income of non-consolidated affiliate, net of tax	353	235	199.2%	118
Income (loss) from continuing operations	$10,683	$18,616	N.M.	$(7,933)
Loss from discontinued operations, net of tax	—	127	(100.0)%	(127)
Net income (loss)	$10,683	$18,743	N.M.	$(8,060)
Other financial data:
Adjusted EBITDA	$22,932	$(501)	(2.1)%	$23,433
Adjusted EBITDA margin	8.7%			9.8%

Net Sales by Segment	Three Months Ended July 4, 2015	$ and % Increase (Decrease)		Three Months Ended June 28, 2014
Bus	$248,487	$22,348	9.9%	$226,139
Parts	14,166	(21)	(0.1)%	14,187
Total	$262,653	$22,327	9.3%	$240,326

Gross Profit by Segment:	Three Months Ended July 4, 2015	$ and % Increase (Decrease)		Three Months Ended June 28, 2014
Bus	$31,670	$3,126	11.0%	$28,544
Parts	4,992	(226)	(4.3)%	5,218
Total	$36,662	$2,900	8.6%	$33,762

* N.M. Not meaningful

Net sales. Total net sales were $262.7 million for the third quarter of fiscal 2015, an increase of $22.3 million, or 9.3%, compared to $240.3 million for the third quarter of fiscal 2014, reflecting an increase in units booked as bookings were 2,993 units for the third quarter of fiscal 2015 compared to 2,770 units for the third quarter of fiscal 2014.

For the bus segment, the average net sales price per unit for the third quarter of fiscal 2015 was 1.7% higher than the price per unit for the third quarter of fiscal 2014. This increase in unit price reflects mainly customer mix changes.

Parts sales were consistent quarter over quarter at $14.2 million.

Cost of goods sold. Total cost of goods sold was $226.0 million for the third quarter of fiscal 2015, an increase of $19.4 million, or 9.4%, compared to $206.6 million for the third quarter of fiscal 2014, reflecting increased bus segment cost of goods sold of $19.2 million or 9.7% and increased parts segment cost of goods sold of $0.2 million or 2.3%. As a percentage of net sales, total cost of goods sold remained at 86.0%.

For the bus segment, the average cost of goods sold per unit for the third quarter of fiscal 2015 increased by 1.6% compared to the average cost of goods sold per unit for the third quarter of fiscal 2014. This primarily reflects product mix changes and additional overtime wages to support a surge in volume.

The parts segment cost of goods sold increase of $0.2 million primarily reflects a higher mix of supplier direct drop-ship orders.

Operating profit (loss). Total operating profit was $19.3 million for the third quarter of fiscal 2015, an increase of $23.9 million compared to an operating loss of $4.6 million for the third quarter of fiscal 2014. Profitability was positively impacted by a $2.9 million increase in gross profit and a $21.0 million decrease in selling, general and administrative expenses due primarily to a reduction in special compensation payments.

Interest expense, net. Interest expense, net was $4.6 million for the third quarter of fiscal 2015, an increase of $3.9 million compared to $0.7 million for the third quarter of fiscal 2014. The increase was primarily attributable to average borrowing levels in the third quarter of fiscal 2015 of $233.6 million compared with $10.6 million in the third quarter of fiscal 2014. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”. The increase in long-term debt is expected to result in substantially increased interest expense in future periods compared with prior periods, due to the execution of our new credit agreement.

Income tax benefit (expense). Income tax expense was $4.3 million for the third quarter of fiscal 2015, an increase of $1.5 million compared to an income tax expense of $2.8 million for the third quarter of fiscal 2014. The increase in tax expense was primarily the result of a $19.9 million increase in income before taxes in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 offset by the recording of an uncertain tax position for state tax expense in the third quarter of fiscal 2014.

The effective tax rates for the three month periods ended July 4, 2015 and June 28, 2014 were 29.5% and (53.2)%, respectively. The effective tax rate for the three month period ended July 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, state tax items and other permanent items offset by interest and penalties on uncertain tax positions, and transaction costs. The effective tax rate for the three month period ended June 28, 2014 was higher than the statutory federal income tax rate of 35%, primarily as a result of the recording of an uncertain tax position for state tax expense, offset in part by a benefit from the domestic production activities deduction.

Net income (loss) from continuing operations. Net profit from continuing operations was $10.7 million for the third quarter of fiscal 2015, an increase of $18.6 million compared to net loss from continuing operations of $7.9 million for the third quarter of fiscal 2014. The increase reflects primarily an increase in operating profit of $23.9 million, offset by an increase in interest expense of $3.9 million, and an increase in tax expense of $1.5 million.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $22.9 million or 8.7% of net sales for the third quarter of fiscal 2015, a decrease of $0.5 million, or 2.1%, compared to $23.4 million or 9.8% of net sales for the third quarter of fiscal 2014. The $0.5 million decrease in Adjusted EBITDA is primarily the result of increased selling, general and administrative expenses offset by higher gross profit.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the third quarter of fiscal 2015 and the third quarter of fiscal 2014:

(in thousands of dollars)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014
Net income (loss)	$10,683	$(8,060)
Loss from discontinued operations, net of tax	—	(127)
Income (loss) from continuing operations	$10,683	$(7,933)
Interest expense	4,577	711
Interest income	(5)	(14)
Income tax expense	4,323	2,795
Depreciation and amortization	2,081	2,417
Special compensation payment	—	24,679
Management incentive compensation	—	625
Tax expense, non-consolidated affiliate	190	75
Business combination expenses	612	78
Share based compensation	471	—
Adjusted EBITDA	$22,932	$23,433
Adjusted EBITDA margin (percentage of net sales)	8.7%	9.8%

Consolidated Results of Operations for the Nine Months Ended July 4, 2015 and June 28, 2014

(in thousands of dollars)	Nine Months Ended July 4, 2015	$ and % Increase (Decrease)		Nine Months Ended June 28, 2014
Net sales	$611,504	$29,513	5.1%	$581,991
Cost of goods sold	532,334	30,567	6.1%	501,767
Gross profit	$79,170	$(1,054)	(1.3)%	$80,224
Operating expenses
Selling, general and administrative expenses	66,813	(87)	(0.1)%	66,900
Operating profit	$12,357	$(967)	(7.3)%	$13,324
Interest expense	(14,473)	13,238	N.M.	(1,235)
Interest income	39	(29)	(42.6)%	68
Other income, net	—	(69)	(100.0)%	69
Income (loss) before income taxes	$(2,077)	$(14,303)	(117.0)%	$12,226
Income tax (expense) benefit	360	(8,980)	104.2%	(8,620)
Equity in net income of non-consolidated affiliate, net of tax	681	517	N.M.	164
Income (loss) from continuing operations	$(1,036)	$(4,806)	(127.5)%	$3,770
Loss from discontinued operations, net of tax	(4)	(134)	97.1%	(138)
Net income (loss)	$(1,040)	$(4,672)	(128.6)%	$3,632
Other financial data:
Adjusted EBITDA	$40,460	$(7,327)	(15.3)%	$47,787
Adjusted EBITDA margin	6.6%			8.2%

The following provides an analysis of the results of operations of Blue Bird’s two reportable segments:

Net Sales by Segment:	Nine Months Ended July 4, 2015	$ and % Increase (Decrease)		Nine Months Ended June 28, 2014
Bus	$569,693	$26,641	4.9%	$543,052
Parts	41,811	2,872	7.4%	38,939
Total	$611,504	$29,513	5.1%	$581,991

Gross Profit by Segment:	Nine Months Ended July 4, 2015	$ and % Increase (Decrease)		Nine Months Ended June 28, 2014
Bus	$63,915	$(1,751)	(2.7)%	$65,666
Parts	15,255	697	4.8%	14,558
Total	$79,170	$(1,054)	(1.3)%	$80,224

* N.M. - Not meaningful

Net sales. Total net sales were $611.5 million for the nine months ended July 4, 2015, an increase of $29.5 million, or 5.1% , compared to $582.0 million for the nine months ended June 28, 2014, reflecting an increase in units booked as bookings were 6,910 units for the nine months ended July 4, 2015 compared to 6,538 units for the nine months ended June 28, 2014.

For the bus segment, the average net sales price per unit for the nine months ended July 4, 2015 was 0.7% lower than the price per unit for the nine months ended June 28, 2014. This reduction in unit price reflects mainly product mix and customer mix changes.

Parts sales for the nine months ended July 4, 2015 were $41.8 million, an increase of $2.9 million, or 7.4%, compared with sales of $38.9 million for the nine months ended June 28, 2014 due primarily to higher volume.

Cost of goods sold. Total cost of goods sold were $532.3 million for the nine months ended July 4, 2015, an increase of $30.6 million, or 6.1%, compared to $501.8 million for the nine months ended June 28, 2014, reflecting increased bus segment cost of goods sold of $28.4 million or 5.9% and increased parts segment cost of goods sold of $2.2 million or 8.9%. As a percentage of net sales, total cost of goods sold increased from 86.2% to 87.1%, bus segment cost of goods sold increased from 87.9% to 88.8%, and parts segment cost of goods sold increased from 62.6% to 63.5%.

For the bus segment, the average cost of goods sold per unit for the nine months ended July 4, 2015 increased by 0.2% compared to the average cost of goods sold per unit for the nine months ended June 28, 2014. This reflects primarily higher overtime costs. Labor productivity (with 100% as the standard) was 104.4% for the nine months ended July 4, 2015, a decrease compared to 105.8% for the nine months ended June 28, 2014.

The parts segment cost of goods sold increase of $2.2 million primarily reflects an increase in volume.

Operating profit. Total operating profit was $12.4 million for the nine months ended July 4, 2015, a decrease of $0.9 million, or 7.3%, compared to an operating profit of $13.3 million for the nine months ended June 28, 2014. This reduction in operating profit is primarily due to a decrease in gross profits.

Interest expense, net. Interest expense, net was $14.4 million for the nine months ended July 4, 2015, an increase of $13.3 million compared to $1.2 million for the nine months ended June 28, 2014. The increase was primarily attributable to average borrowing levels in the nine months ended July 4, 2015 of $233.8 million compared with $11.9 million in the nine months ended June 28, 2014. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”. The increase in long-term debt is expected to result in substantially increased interest expense in future periods compared with periods prior to the execution of our new credit agreement.

Income tax benefit (expense). Income tax benefit was $0.4 million for the nine months ended July 4, 2015, a change of $9.0 million compared to an income tax expense of $8.6 million for the nine months ended June 28, 2014. The decrease in tax expense was primarily the result of a $14.3 million decrease in income before taxes in the fiscal 2015 period as compared to the fiscal 2014 period as well as the recording of an uncertain tax position in the nine months ended June 28, 2014.

The effective tax rates for the nine month periods ended July 4, 2015 and June 28, 2014 were 17.3% and 70.5%, respectively. The effective tax rate for the nine month period ended July 4, 2015 was lower than the statutory federal income tax rate of 35% primarily as a result of the benefit from a domestic production activities deduction, state tax items and other permanent items offset by interest and penalties on uncertain tax positions, and transaction costs. The effective tax rate for the nine month period ended June 28, 2014 was higher than the statutory federal income tax rate of 35% primarily as a result of the recording of an uncertain tax position for state tax expense, offset by a benefit from the domestic production activities deduction.

Net income (loss) from continuing operations. Net loss from continuing operations was $1.0 million for the nine months ended July 4, 2015, a decrease of $4.8 million compared to net income from continuing operations of $3.8 million for the nine months ended June 28, 2014. The decrease reflects primarily a decrease in operating profit of $0.9 million and an increase in interest expense of $13.2 million, offset by a decrease in tax expense of $9.0 million and an increase in equity in net income of non-consolidated affiliate, net of tax of $0.5 million.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $40.5 million or 6.6% of net sales for the nine months ended July 4, 2015, a decrease of $7.3 million, or 15.3%, compared to $47.8 million or 8.2% of net sales for the nine months ended June 28, 2014. The $7.3 million decrease in Adjusted EBITDA is primarily the result of increased selling, general and administrative expenses and lower gross profit.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the nine months ended July 4, 2015 and the nine months ended June 28, 2014:

(in thousands of dollars)	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Net income (loss)	$(1,040)	$3,632
Loss from discontinued operations, net of tax	(4)	(138)
Income (loss) from continuing operations	$(1,036)	$3,770
Interest expense	14,473	1,235
Interest income	(39)	(68)
Income tax (benefit) expense	(360)	8,620
Depreciation and amortization	6,646	7,397
Special compensation payment *	13,788	24,679
Management incentive compensation	—	1,887
Tax expense, non-consolidated affiliate	368	94
Business combination expenses	5,625	173
Loss on disposal of fixed assets	469	—
Share based compensation	526	—
Adjusted EBITDA	$40,460	$47,787
Adjusted EBITDA margin (percentage of net sales)	6.6%	8.2%

* The fiscal 2015 payment was primarily funded by a contribution from our majority shareholder in the Business Combination.

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. As of July 4, 2015, the Company had $27.8 million of available cash (net of outstanding checks) and $54.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On June 27, 2014, SBH and certain of its subsidiaries and affiliates entered into a credit agreement, by and among (i) Blue Bird Body Company, as the borrower, (ii) SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with SBH and Peach, the “Parents”), as guarantors. The credit facility provided for under the Credit Agreement consists of a term loan facility with an aggregate initial principal amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $60.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the initial closing under the Term Loan Facility, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the Term Loan Facility were used to finance in part, together with available cash on hand, (i) the June 2014 payment of a one-time special cash dividend payment to the stockholders of SBH at that time, (ii) the repayment of certain existing indebtedness of SBH and its subsidiaries and (iii) transaction costs associated with the consummation of the Credit Facilities.

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

As of July 4, 2015, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

As of the date of this filing, the Company is in the process of negotiating an amendment to the Credit Facilities. Amongst certain other items, the Company seeks to lower the interest rate on the Credit Facilities and to reduce the excess cash flow sweep percentages.

Seasonality and Working Capital

Our management uses a non-GAAP measure called “net operating working capital (NOWC)” which is not a measure defined under accounting principles generally accepted in the United States of America. We define NOWC as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from the Condensed Consolidated Balance Sheet (Unaudited). We believe that NOWC information is useful for investors because it measures our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC as of July 4, 2015 and September 27, 2014 was as follows:

(in thousands of dollars)	As of July 4, 2015	As of September 27, 2014
Accounts receivable, net	$33,815	$21,215
Inventories	106,520	71,300
Accounts payable	(115,866)	(94,294)
NOWC	$24,469	$(1,779)

In overall dollar terms, NOWC is generally lower at the end of the fiscal year due to reduced production activity reflecting the start of the new school year. NOWC typically peaks at the end of the second and third fiscal quarters as Blue Bird ramps up for high seasonal demand from its dealers. There are, however, variations in the seasonal demands from year to year depending in part on large direct sales to major fleet customers.

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during the first nine months of fiscal 2015 or 2014, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

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

For the nine months ended July 4, 2015 and for the two fiscal years ended September 27, 2014, capital expenditures have averaged less than 1% of annual sales.

Cash Flows

The following table sets forth general information derived from our statement of cash flows:

(in thousands of dollars)	Nine Months Ended July 4, 2015	Increase (Decrease)	Nine Months Ended June 28, 2014
Total cash (used in)/provided by operating activities	$(31,638)	$(39,674)	$8,036
Total cash used in investing activities	(3,427)	1,644	(1,783)
Total cash (used in)/provided by financing activities	1,751	(18,882)	(17,131)
Change in cash and cash equivalents	(33,314)	(22,436)	(10,878)
Cash and cash equivalents at beginning of period	61,137	14,543	46,594
Cash and cash equivalents at end of period	27,823	(7,893)	35,716
Depreciation and amortization	6,646	(751)	7,397
Capital expenditures	3,427	163	3,264

Total cash (used in)/provided by operating activities

Cash flows used in operating activities totaled $31.6 million for the nine months ended July 4, 2015, as compared with cash flows provided of $8.0 million during the nine months ended June 28, 2014. The $39.7 million increase in cash used was primarily attributable to the special compensation payment of $13.8 million, cash paid for Business Combination expenses of $12.5 million, and cash paid for interest of $15.9 million.

Total cash used in investing activities

Cash flows used in investing activities totaled approximately $3.4 million for the nine months ended July 4, 2015, as compared with cash flows used of $1.8 million during the nine months ended June 28, 2014. The increase in cash used was primarily attributable to the release on the restriction of cash of $1.2 million in the fiscal 2014 period. Cash paid for fixed assets was $0.4 million lower year over year.

Total cash (used in)/provided by financing activities

Cash flows from financing activities totaled approximately $1.8 million for the nine months ended July 4, 2015, as compared with cash used of $17.1 million during the nine months ended June 28, 2014. The $18.9 million increase in cash provided was primarily attributable to a $13.6 million capital contribution from our majority stockholder that was used to fund the special compensation payment. Repayments under the senior term loan were also lower by $4.2 million for the period.

Depreciation and amortization

Depreciation and amortization totaled $6.6 million and $7.4 million for the nine months ended July 4, 2015 and the nine months ended June 28, 2014, respectively. The $0.8 million decrease was primarily caused by lower depreciation of fixed assets due to certain fixed assets being fully depreciated.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus moneys that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the nine months ended July 4, 2015 and the nine months ended June 28, 2014:

(in thousands of dollars)	Nine Months Ended July 4, 2015	Nine Months Ended June 28, 2014
Net cash (used in)/provided by continuing operations	$(31,634)	$8,151

Cash paid for fixed assets	(3,427)	(3,264)

Free cash flow	$(35,061)	$4,887

Off-Balance Sheet arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at July 4, 2015 and $5.3 million at September 27, 2014, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

As of July 4, 2015, there were 5,750,000 shares of common stock issuable upon exercise of outstanding warrants.

Recent Accounting Pronouncements

The discussion of recently issued accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company's financial statements, "Recent Accounting Pronouncements", included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices.

Currency risk. We transact substantially all of our sales and purchases in United States dollars.

Interest rate risk.  At July 4, 2015, a 100 basis point increase or decrease in our effective interest rate under the Credit Facilities would result in additional expense, or reduced expense, of $2.3 million per annum.

Commodity price risk.  In the ordinary course of business, our company is exposed to market risk for raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities used in our products. The majority of our commodities are purchased under contracts with a raw material price index provision. The raw material price index provisions generally look at the prior quarter pricing of the commodity to determine the following quarter's prices. All products are purchased when received at the then current price.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of July 4, 2015, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting. Management has concluded that the material weaknesses that were present at September 27, 2014 continued to exist as of July 4, 2015, as described below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of the Business Combination, School Bus Holdings was a private company with accounting personnel and other supervisory resources sufficient for its reporting requirements as a private company. In connection with the preparation of School Bus Holdings' annual financial statements for the period ended September 27, 2014, controls over the preparation and review of the financial statements and disclosures, including interim financial information, were not performed within a time frame and at a level of precision to prevent or detect a material misstatement. Specifically, School Bus Holdings’ financial reporting resources did not have the appropriate capacity, level of accounting knowledge and experience commensurate with applicable financial reporting requirements, including effective communication about and evaluation and classification of transactions within the financial statements and the monitoring of appropriate application of GAAP. This deficiency resulted in adjustments in the accounting for, presentation and/or classification of the following: shipping and handling revenue and expense, income earned on extended warranties on buses, vendor rebates, operating expenses, income taxes and expenses related to discontinued operations from the sale of a business as other income (expense), inbound transportation costs, restricted cash, dividends, the statement of cash flows, stock based compensation and certain other items. The Company’s audit committee and management team assessed the deficiency as a material weakness. Furthermore, management has identified a control deficiency within its information technology controls related to user access as certain users have access not commensurate with their roles. Given the pervasive nature of this deficiency and its potential to result in a material misstatement, the Company’s audit committee and management team assessed the deficiency as a material weakness.

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

Changes in Internal Control over Financial Reporting
Other than the changes above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Report and in the sections titled “Risk Factors” in the Company’s proxy statement, filed with the SEC on January 20, 2015 as supplemented on February 10, 2015, and in the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

While we believe there have been no material changes from the risk factors previously disclosed in such proxy statement as supplemented and Current Report on Form 8-K, you should carefully consider, in addition to the other information set forth in this Report, the risk factors discussed in such proxy statement as supplemented and Current Report on Form 8-K which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference.

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

3.3	Bylaws of Blue Bird Corporation (incorporated by reference to the Company’s Form S-1, filed with the SEC on December 20, 2013).

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

10.1*†	Form of Restricted Stock Unit Grant Agreement for directors under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan.

31.1*         Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

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

Blue Bird Corporation

Dated: August 18, 2015	By: /s/ Philip Horlock
Philip Horlock Chief Executive Officer (Principal executive officer)

Dated: August 18, 2015	By: /s/ Phillip Tighe
Phillip Tighe Chief Financial Officer (Principal Financial and Accounting Officer)