Form 10-K
period 2015-10-03
Blue Bird Corp
filed 2015-12-15
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to

Commission File Number: 001-36267

BLUE BIRD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

402 Blue Bird Boulevard Fort Valley, Georgia 31030	31030
(Address of Principal Executive Offices)	(Zip Code)

(478) 822-2801
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
Common Stock, $0.0001 par value                NASDAQ Global Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                 Accelerated filer ☐
Non-accelerated filer ☒             Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 4, 2015 , the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $46 million based on the closing sales price ($10.18) as reported on The NASDAQ Global Market on April 2, 2015. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of December 8, 2015, there were 20,884,847 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

BLUE BIRD CORPORATION
FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in this Report.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). We make these filings available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1. Business

The Company was incorporated in Delaware on September 24, 2013. On February 24, 2015 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and, solely for purposes of Section 10.01(a) thereof, Hennessy Capital Partners I LLC (the “HCAC Sponsor”), as amended on February 10, 2015 and February 18, 2015 (as so amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100 million and in shares of the Company’s common stock, $0.0001 par value (the “Common Stock”) (12,000,000 shares valued at a total of $120 million).

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation shall be referred to as “Blue Bird” or the “Company,” and includes its consolidated subsidiaries.

The following description of our business describes the business historically operated by School Bus Holdings and its subsidiaries under the “Blue Bird” name as an independent enterprise prior to the Business Combination and as subsidiaries of Blue Bird Corporation (formerly Hennessy Capital Acquisition Corp.) after the Business Combination.

The recent periodic reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at http://investors.blue-bird.com. This includes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports. Recent Section 16 filings made with the SEC by any of our executive officers or directors with respect to our Common Stock also are made available free of charge through the website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. Our reports filed with the SEC may also be found at the SEC’s website at www.sec.gov. The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “BLBD”.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Conduct and Ethics and the Charters for each of the Committees of our Board of Directors. Any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.

In addition to the information contained in this Form 10-K for the fiscal year ending October 3, 2015 (“2015 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding our website and its content is for convenience only and not deemed to be incorporated by reference into this Report nor filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 550,000 buses sold since our formation in 1927 and approximately 180,000 buses in operation today.

We review and present our business in two reportable segments (“segments”) - Buses and Aftermarket Parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker in evaluating segment performance and deciding how to allocate resources to segments. Our Chief Executive Officer has been identified as the chief operating decision maker. Our management evaluates the segments based primarily upon revenues and gross profit. See Note 12 to the Company’s consolidated financial statements for additional financial information regarding our reportable segments including primary geographic areas in which we earn revenues.

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of competitiveness and manufacturing flexibility, and new market initiatives, as described below:

•
Product initiatives include the introduction of the second generation propane-powered powertrain through an exclusive relationship with Ford and Roush CleanTech, and the introduction of differentiating features such as Blue Bird’s new E-Z window design, telematics ("Blue Bird Connect"), electronic stability control and re-designed luggage boxes.

•
Increased cost competitiveness driven by the consolidation of assembly operations from two plants into one, increasing production at the Fort Valley assembly plant, increasing overall capacity, the reduction of the number of bus architectures and the implementation of long-term supply contracts (addressing both component price and supply) covering a substantial portion of the value of Blue Bird’s purchases from suppliers, including long-term agreements with its major single-source suppliers.

•
New sales and marketing initiatives include an account planning process to drive annual sales with our dealers, a data driven market plan for the replacement of under-performing dealers, an expansion of export markets and the introduction of a comprehensive electronic parts catalog across a broad number of service points.

School buses are typically powered by diesel engines. However, in 2007, Blue Bird introduced the first OEM-installed, propane-powered Type C school bus. Propane is currently the fastest growing powertrain offering in the school bus market. Blue Bird was, until recently, the only manufacturer of propane-powered Type C buses for school districts. Our management believes that the growth of the propane share of total school bus sales will accelerate further with the entrance of our two principal competitors (Thomas Built Bus and IC Bus) into this market. Although propane-powered school buses require some dedicated infrastructure and are somewhat more expensive on a per unit basis than diesel, they are significantly less expensive to operate. Over the lifetime of a school bus, the fuel and maintenance cost savings from the use of propane-powered engines can be substantial. In addition, propane-powered buses are aligned with the increased national focus on green technologies and improving the environment as they generate significantly less emissions than diesel buses. Further, domestically sourced propane gas reduces dependence on foreign sources of oil. Blue Bird is also a leading manufacturer of school buses fueled by CNG. In the school bus industry, CNG is a niche product that is attractive to customers in certain markets that contain an existing refueling infrastructure. CNG requires significantly higher upfront refueling infrastructure investment and higher acquisition cost compared with propane. CNG-powered buses are typically only sold in states that offer significant grants for clean fuel solutions, such as California.

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

Bus Segment

Our buses are sold through an extensive network of 49 United States and Canadian dealers that, in their territories, are exclusive to our Company on Type C and D school buses. We also sell directly to major fleet operators, the United States Government, state governments and authorized dealers in a number of foreign countries.

In fiscal year 2015, we sold 10,378 buses throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 88% of our buses sold in fiscal 2015 were sold through distributors and dealers (“dealerships”). In fiscal 2015, the Company held no equity or control in any dealerships.

We design, engineer, manufacture and sell three types of school buses (Type C, Type D and specialty buses), as well as aftermarket parts. Each of our Type C and Type D buses is manufactured and assembled on its own dedicated purpose-built chassis in Fort Valley, Georgia. Regardless of specifications, all school bus bodies that we manufacture include our signature 14-gauge one piece steel bows roof system, complemented by a rugged and sturdy floor structure.

Specialty buses include school buses that are converted to suit applications required by the United States Government, state and local governments and various export customers. We also sell a “Sigma” bus that is developed for public transportation using our school bus chassis and a purpose-built body supplied by Autopartes Y Components, S.A. (“AYCO”) in Mexico. The “Sigma” bus is sold primarily in Colombia.

The Blue Bird Micro Bird by Girardin Type A bus is produced through Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Groupe Autobus Giradin LTEE (“Micro Bird”), and is sold through our dealer network.

Aftermarket Parts Segment

Aftermarket parts are key for routine maintenance, replacement of parts that are damaged in service and replacement of parts that suffer from wear and tear through the useful life of the vehicle.

In fiscal year 2015, aftermarket parts sales represented 6.3% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for aftermarket parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 35 suppliers that ship directly to dealers and independent service centers.

Our 49 dealers have approximately 250 aftermarket parts and service locations across the United States and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. As of the end of fiscal 2015, service engineers had an average of 25 years of experience with our Company and are strategically placed throughout the United States and Canada to serve both dealers and end-customers better. The network leverages our parts inventory, technical training and online warranty network to address customer service needs.

Our Industry

The school bus serves a critical role in the United States and Canadian education systems. According to School Transportation News, nearly 50 percent of the U.S. student population rides a school bus. The United States and Canadian fleet of approximately 550,000 Type C/D school buses transports approximately 26 million children daily. School buses are distinguished from other types of buses by design characteristics associated with increased safety as mandated by federal, state and municipal regulations.

The United States and Canadian school bus industry for Type C and D buses has averaged approximately 30,520 units annually between 1985 and 2015. The industry for fiscal year 2015 was about 29,900 units, an increase of 4.6% versus fiscal year 2014.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

The low point in the industry occurred in 2011 at approximately 23,800 units and was the result of the decline in the United States economy and, in particular, the collapse of the housing market in 2008 and 2009. Property tax receipts were impacted in the 2010-2011 period as a result of the substantial dislocation in the United States economy in general, and housing market in particular, preceding and during that period.

The school bus industry is currently in recovery, supported by positive demographic trends. Our management believes, based on our industry forecast model developed using R.L. Polk school bus registration data and considering population changes of school age children, that Type C and Type D school bus registrations are expected to grow to a projected level of approximately 31,000 units in 2016. Our management believes that there will be a continued recovery for the school bus industry. We believe that (i) the industry has been operating below its historical long-term average of approximately 30,550 unit sales per year since the recession, (ii) there are approximately 150,000 buses in the United States & Canada fleet that have been in service for 15 or more years, and (iii) the population of school age children is growing in several key states that are significant users of school buses.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts, which are projected to continue a recovery that began in 2012. According to one organization - CoreLogic, Haver Analytics and Macroeconomic Advisers - United States housing prices have increased 8.0% annually since 2011 and are projected to continue to rise through 2023. The forecasted continued appreciation in housing prices is expected to have a positive effect on property tax receipts going forward and school transportation budgets are expected to directly benefit from increasing municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service (approximately 12 years), and (ii) an increased student population during the period from 2013 to 2018 (based on information from the National Center of Education Studies, we expect total student enrollment in the United States to increase by approximately 2 million students from 2015-2020).

Our management has developed a forecasting model using R.L. Polk vehicle registration data, population of school age children forecasts from the National Center for Education Statistics and bus ridership data collected and published by School Transportation News. Our management utilizes this internally developed model to assess historical experience and to predict demand for school buses in future periods. This model is also the source for all forward-looking market information provided with respect to the United States and Canadian school bus industry in this Report. The ability to purchase new buses to fulfill predicted demand, however, is based on the assumption that funds will be available through property taxes and other state sources. Should there be a significant downturn in property tax collections or in the availability of funds from other state sources, growth in the school bus industry could flatten or decline.

Our Competitive Strengths

We believe that our competitive strengths are derived from the following factors:

Reputation for safety, product quality/reliability/durability, operating costs and drivability. Our longevity and reputation in the school bus industry have made us an iconic American brand. We are the only principal manufacturer with chassis and body production specifically designed for school bus applications and the only school bus company to offer compliance with industry recognized safety tests-Altoona Testing, Colorado Rack Test and the Kentucky Pole Test-as a standard specification across our entire product line.

Alternative fuel leadership. We are the market leader in propane and CNG fuel powered-buses, having sold approximately six times more alternative fuel school buses than all of our competitors combined over the period from fiscal 2010 through fiscal 2015. In fiscal 2015 we sold 1,688 propane powered buses, an increase of 14% versus the prior year.

Innovative product leadership. We have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG school bus, the first unique school bus chassis and the first OEM-manufactured propane bus. We also offer an OEM-installed telematics pre-wiring solution through Blue Bird Connect. During fiscal 2015, we announced the introduction of the industry's only gasoline powered Type C bus (utilizing an exclusive Ford and Roush Cleantech powertrain) to be offered for sale in fiscal 2016 and we were first-to-market with Electronic Stability Control as an available option.

Strong distribution model. We have built an extensive, experienced network of 49 dealers to distribute our buses across the United States and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 20 years with us and do not sell competing Type C or D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,486 people (full-time and part-time hourly employees) that support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the United States and Canadian school bus industry.

Sales Volume

In fiscal 2015, we sold 10,378 Type C/D buses, including 10,035 school buses, 38 export buses and 305 GSA (Government Services Administration) buses. Our Type C school bus accounted for 76% of unit sales and our Type D school bus accounted for 21% of unit sales. GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 3% of unit sales.

Our Dealer Network

During our 2015 fiscal year, we sold approximately 88% of our vehicles through our United States and Canadian dealer network, currently consisting of 49 dealers that, in their territories, are exclusive to us with Type C and D school buses. All of the school buses sold in the United States and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors and key officials in their states.

Our dealers have access to financing through Blue Bird Capital Services (“BBCS”), a private-label captive financing product maintained by an independent third party, De Lage Landen, a member of the Rabobank Group. We do not assume any balance sheet risk with respect to this type of financing and do not receive any direct economic benefit from BBCS.

Other Distribution Channels

Fleet Operators. We also sell school buses directly to large national fleets that span multiple states and such sales are managed internally by our Executive Director of Sales, National Accounts.

Export Dealers. We regularly monitor opportunities in large international markets that are standardizing school bus transportation infrastructure and typically sell these products through dealers assigned to those territories. Additionally, the Blue Bird Sigma Forward Engine chassis is specifically designed for foreign transit applications and has been sold successfully in Bogota, Colombia.

U.S. Government; Other Specialty Sales. We also sell buses through our United States General Services Administration (“GSA”) contract, an expedited procurement procedure designed to meet the bus needs of customers authorized to purchase through the GSA contracting offices, including the U.S. Air Force, U.S. Army, Homeland Security and the U.S. Department of Agriculture. This full line of bus models is configured for adult or school bus use. In addition to the base GSA specifications, we offer several additional configurations to provide a wide range of passenger capacities and optional features. We also offer a full line of activity bus and Multi-Function School Activity Bus (“MFSAB”) products. With varying vehicle sizes, capacities, fuel choices, and engine types, our bus options enable our customers to tailor their transportation solutions to their specific needs-be it transporting a church congregation or shuttling workers to job sites.

Government Contracts

As a U.S. government contractor, we are subject to specific regulations and requirements as mandated by our contracts. These regulations include Federal Acquisition Regulations, Defense Federal Acquisition Regulations and the Code of Federal Regulations. We are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Management Agency and Defense Contract Audit Agency. These agencies review and assess compliance with contractual requirements, cost structure, cost accounting, and applicable laws, regulations, and standards.

A portion of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. In addition, our U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract.

Suppliers

We purchase our engine and transmission components on a single-source basis from major OEM manufacturers with sophisticated engineering, production and logistics capabilities, as reflected in the table below:

Component	OEM Supplier
Diesel engines	Cummins Inc.
Diesel emissions kits	Cummins Inc.
Propane engines and transmissions	Ford Motor Company
Diesel transmissions	Allison Transmission
Propane kits	Roush CleanTech

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base (reducing the supplier base by approximately one-third in the last five years) and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with underperforming suppliers in order to enhance performance. As of October 3, 2015, we had in place long-term supply contracts (addressing both component price and supply) covering over 81% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

Based on our experience to date and our relationships with our suppliers, we do not expect to be subject to sustained shortages on any material components, whether or not single-sourced.

Competition

The school bus industry is highly competitive. Our two principal competitors are Thomas Built Bus and IC Bus. Thomas Built Bus is a subsidiary of Daimler Trucks North America and IC Bus is a subsidiary of Navistar International.

We compete primarily on the basis of price, product diversification, school bus innovation, safety, quality, durability and drivability of our products, and the scope and strength of our dealer network. As our principal competitors are parts of larger corporations, our competitors may have greater access to financial capital, human resources and business opportunities. Such access, in turn, may be used by such companies to compete with us and others in the industry.

Facilities

We operate a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where we manufacture components and assemble Type C, Type D and specialty buses. We also operate a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.2 million square feet) and lease our facility in Delaware, Ohio (approximately 0.2 million square feet). Our Micro Bird joint venture leases its facility (0.1 million square feet) in Drummondville, Quebec.

Intellectual Property and Technology

We seek trademark protection in the United States and outside of the United States where available and when appropriate. Among other trademarks, we have registered trademark rights in the principal names and designs used by us and Micro Bird in the United States, Canada and elsewhere. We use these registered marks in connection with all aspects of our branding. However, we also rely on a number of significant unregistered trademarks and other unregistered intellectual property in the day-to-day operation of our business. Without the protections afforded by registration, our ability to protect and use our trademarks and other unregistered intellectual property may be limited and could negatively affect our business.

In addition to trademarks, we rely heavily on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our product designs, manufacturing processes and cost containment steps are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, suppliers and other commercial partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, designs and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our suppliers or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how.

Government Regulation

Our products must satisfy various legal, environmental, health and safety requirements at federal, state and municipal levels. Compliance with such requirements adds to the costs that must be incurred in order to manufacture a school bus. Failure to comply with such requirements could lead to substantial additional regulatory costs.

At the federal level, “FMVSS,” or Federal Motor Vehicle Safety Standards, govern the safety of all motor vehicles sold for use in the United States. More than half of the FMVSS regulations apply to school buses. For example, federal regulations require school buses to be painted “school bus yellow” and to be equipped with specific warning and safety devices. School buses are also built with the body on top of chassis frame rails. This so-called “high floor” construction moves the passenger compartment above the typical automotive “crash zone” and therefore provides an added measure of safety should a collision occur. Steel rollover cages and heavy duty bumpers are designed to provide incremental protection, in contrast with standard transit buses with “low floor” construction that offer lower curb height access with limited or no steel reinforcement.

After a school bus is sold, regulation of the operation of the school bus becomes the responsibility of the state in which it operates. Today, each state has its own rules and regulations pertaining to the manufacture, design, operation and safety of the school buses operated in their jurisdictions. As a result, we cannot manufacture to a single set of specifications, but rather must assure that each bus that is manufactured conforms to the specifications of the particular jurisdiction in which it will be operated.

We must also consider the rules and regulations of foreign jurisdictions. In Canada, where our Micro Bird joint venture operates, school buses are governed by the Canadian Motor Vehicle Safety Regulations. These regulations are patterned after the FMVSS regulations, although differences do exist between the two regulatory systems.

Seasonality

Our business is highly seasonal. Most school districts seek to buy their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. As a result, our two busiest quarters are our third and fourth fiscal quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal practices. For example, our revenues are typically highest in our third and fourth fiscal quarters. Working capital, on the other hand, is typically a significant use of cash during the first fiscal quarter of the fiscal year and a significant source of cash generation in the fourth fiscal quarter. We typically conduct planned shutdowns during our first fiscal quarter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the protection of the environment and health and safety, including those regulating the following: soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of materials, including greenhouse gases (“GHGs”) into the environment; and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain operations. We have taken various steps to comply with these numerous and sometimes complex laws, regulations and permits. Compliance with environmental requirements has not had a material impact on our capital expenditures, earnings, or competitive position. We have made, and will continue to make, capital and other expenditures pursuant to such requirements. If we violate or fail to comply with these requirements, we could be subject to fines, penalties, enforcement actions or lawsuits.

Environmental laws, regulations, and permits and the enforcement thereof, change frequently and have become more stringent over time. Among other things, more rigorous GHG emission requirements are in various stages of development. For example, the United States Environmental Protection Agency (“U.S. EPA”) has promulgated the GHG Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the United States, and the GHG Tailoring Rule, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHGs). The United States Congress has also considered imposing additional restrictions on GHG emissions. Any additional regulation of GHG emissions by either the United States Congress and/or the U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement, or other program and could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring, and reporting, as well as increased energy and raw material prices.

Our facilities and operations could in the future be subject to regulation related to climate change and climate change itself may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

For additional information regarding potential remediation at Blue Bird’s Fort Valley, Georgia facility, see Item 1A. “Risk Factors-Risk Factors Relating to Our Business and Industry-Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability”.

Warranty

We provide warranties on all of the buses and parts we sell. Warranties are offered for specific periods of time and mileage, and vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace, or adjust all parts on a bus that are defective in factory-supplied materials or workmanship during the specified warranty period. In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls and service bulletins), and for customer satisfaction actions.

Legal Proceedings

We are engaged in legal proceedings in the ordinary course of our business. Although no assurances can be given about the final outcome of pending legal proceedings, at the present time our management does not believe that the resolution or outcome of any of our pending legal proceedings will have a material adverse effect on our financial condition, liquidity or results of operations.

Backlog

We define order backlog ("backlog") as orders received but yet to be built and sold as of the end of the fiscal period. The backlog may be cancellable within a certain period and may not represent guarantees of purchases by customers or dealers.

The following table provides our worldwide backlog as of October 3, 2015 and September 27, 2014:

Value in millions	Units	Value
2015	1,069	$90.1
2014	1,554	$129.9

The fiscal 2015 backlog is 485 units lower than fiscal 2014 primarily due to a lower dealer sales backlog of 464 units.

Employees

As of October 3, 2015, we employed 1,762 employees, consisting of 1,486 full-time and part-time hourly and 276 salaried employees. Our workforce is non-union. We believe that our relationships with our employees are good.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in this Report.

Risk Factors Relating to Our Business and Industry

General economic conditions in the markets we serve have a significant impact on demand for our buses.

The school bus market is predominantly driven by long-term trends in the level of spending by municipalities. The principal factors underlying spending by municipalities are housing prices, property tax levels, municipal budgeting issues and voter initiatives. Demand for school buses is further influenced by overall acquisition priorities of municipalities, availability of school bus financing, school district busing policies, price and other competitive factors, fuel prices and environmental regulations. Significant deterioration in the economic environment, housing prices, property tax levels or municipal budgets could result in fewer new orders for school buses or could cause customers to seek to postpone or reduce orders, which could result in lower revenues, profitability and cash flows.

Our products may not achieve market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which are owned by major multinational corporations that have substantially greater technical, financial and marketing resources than our Company. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Both Thomas Built Bus and IC Bus have begun the sale of propane-powered school buses. These steps bring Thomas Built Bus and IC Bus into direct competition with our propane-powered school buses, which will result in a decrease in our market share in this segment. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the United States to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

We continue to optimize our product offerings to meet customer needs and specifications. While we target product offerings to meet customer needs, there is no assurance that our product offerings will be embraced and that we will meet our sales projections.

Our business is cyclical, which has had, and could have further, adverse effects on our sales and results of operations and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

The school bus market historically has been and is expected to continue to be cyclical. This cyclicality has an impact both on the school bus industry and also on the comparative analysis of quarterly results of our Company.

Customers historically have replaced school buses in lengthy cycles. Moreover, weak macroeconomic conditions can adversely affect demand for new school buses and lead to an overall aging of school bus fleets beyond a typical replacement cycle. While United States and Canadian demand for school buses has steadily increased from 2011, that increase may be partially attributable to the lower volume of purchases during the sustained downturn from 2007 to 2011 and historically low industry sales in 2011. To the extent the increase in school bus demand is attributable to pent-up demand rather than overall economic growth, future school bus sales may lag behind improvements in general economic conditions or property tax levels.

During downturns, we may find it necessary to reduce line rates and employee levels due to lower overall demand. An economic downturn may reduce, and in the past has reduced, demand for school buses, resulting in lower sales volumes, lower prices and decreased profits or losses.

We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to customers.

We order components and parts on a build-to-order basis and several components used in our products are obtained from single-source suppliers (including engines, transmissions, propane kits and after-treatment systems). The lack of ready-to-implement alternatives could give such suppliers, some of which have substantial market power, significant leverage over us if these suppliers elected to exert their market power over us, which leverage could adversely impact the terms and conditions, including pricing and delivery schedules, pursuant to which we purchase these products from these suppliers. We seek to mitigate these risks by entering into long-term agreements with suppliers, and by commencing contract negotiations with suppliers of critical components significantly before contract expiration dates.

If any of our single-source suppliers limit or reduce the sale of these components, we may be unable to fulfill customer orders in a timely manner or at all. In addition, if these or other component suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These single-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships.

We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs, delays and lag time in manufacturing should it become necessary to replace any key suppliers due to work stoppages, shipping delays, financial difficulties, natural or manmade disasters, cyber-attacks or other factors. In addition, strikes, work stoppages or other types of conflicts with labor organizations or employees at a supplier’s facility could delay the production and/or development of the components that they supply to us, which could strain relationships with our customers and cause a loss of revenues which could materially adversely affect our operations. Our business interruption insurance coverage may not be adequate for any such factors that we could encounter and may not continue to be available in amounts and on terms acceptable to us. Production delays could, under certain circumstances, result in penalties or liquidated damages in certain of our General Services Administration (“GSA”) contracts. In addition to the general risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, warranty claims or other terms relating to a component.

A change in requirements under supply arrangements committing us to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay” contracts), could result in our paying more for certain supplies than we would otherwise pay.

We have entered into certain supply contracts that require us to purchase a fixed quantity of parts, to be used in the production of our products. If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part, or pay a minimum amount to the supplier pursuant to the “take-or-pay” contract, which could materially adversely affect our financial condition or results of operations.

We rely substantially on single-source suppliers which could materially and adversely impact us if they were to interrupt the supply of component parts to us.

We currently rely on a limited number of single-source suppliers for important component parts. Our major single-source suppliers are Cummins, Inc. and Cummins Emission Solutions (diesel engines and emission components), Ford and Roush CleanTech (propane engines, powertrain and up-fit), Allison Transmission Inc. (diesel engine transmissions), Bendix Commercial Vehicle Systems (control modules), Specialty Manufacturing, Inc. (rubber flooring, step threads, and stop & crossing arms), Paramount Manufacturing Co., Inc. (plastics and fiberglass), TRW Commercial Steering (steering), Foam Rubber Products (seat foam), and HSM (seat components). Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position.

Safety or durability incidents associated with a school bus malfunction may result in loss of school bus sales that could have material adverse effects on our business.

The school bus industry has few competitors due to the importance of brand and reputation for safety and durability, compliance with stringent safety and regulatory requirements, an understanding of the specialized product specifications in each region and specialized technological and manufacturing know-how. If incidents associated with school bus malfunction transpired that called into question our reputation for safety or durability, it could harm our brand and reputation and cause consumers to question the safety, reliability and durability of our products. Lost school bus sales resulting from safety or durability incidents associated with a school bus malfunction could materially adversely affect our business.

Disruption of our manufacturing and distribution operations would have an adverse effect on our financial condition and results of operations.

We manufacture school buses at two facilities in Fort Valley, Georgia and distribute parts from a distribution center located in Delaware, Ohio. If operations at our manufacturing or distribution facilities were to be disrupted for a significant length of time as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, cyber-attacks or other reasons, we may be unable to fill dealer or customer orders and otherwise meet demand for our products, which would have an adverse effect on our business, financial condition and results of operations. Any interruption in production or distribution capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance. Also, our property damage and business interruption insurance coverage may not be applicable or adequate for any such disruption that we could encounter and may not continue to be available in amounts and on terms acceptable to us.

Rationalization or restructuring of manufacturing facilities, including plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could materially adversely affect our results of operations and financial condition. In addition, the expansion, reconfiguration, maintenance and modernization of existing manufacturing facilities and the start-up of new manufacturing operations, could increase the risk of production delays and require significant investments of capital.

We may incur material losses and costs as a result of product warranty costs.

We are subject to product warranty claims in the ordinary course of our business. Our standard warranty covers the bus for one year and certain components for up to five years. We attempt to adequately price ongoing warranty costs into our bus purchase contracts; however, our warranty reserves are estimates and if we produce poor quality products, develop new products with deficiencies or receive defective materials or components, we may incur material unforeseen costs in excess of what we have provided for in our contracts or reserved in our financial statements.

In addition, we may not be able to enforce warranties and extended warranties received or purchased from our suppliers if such suppliers refuse to honor such warranties or go out of business. Also, a customer may choose to pursue remedies directly under its contract with us over enforcing such supplier warranties. In such a case, we may not be able to recover our losses from the supplier.

We may incur material losses and costs as a result of product liability claims and recalls.

We face an inherent risk of exposure to product liability claims if the use of our products results, or is alleged to result, in personal injury and/or property damage. If we manufacture a defective product or if component failures result in damages that are not covered by warranty provisions, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims. We could also incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for all liabilities we could incur and may not continue to be available in amounts and on terms acceptable to us. Significant product liability claims could have a material adverse effect on our financial condition, results of operations and cash flow. Moreover, the adverse publicity that may result from a product liability claim or perceived or actual defect with our products could have a material adverse effect on our ability to successfully market our products.
We are subject to potential recalls of our products from customers to cure manufacturing defects or in the event of a failure to comply with customers’ order specifications or applicable regulatory standards, as well as potential recalls of components or parts manufactured by suppliers which we purchase and incorporate into our school buses. We may also be required to remedy or retrofit buses in the event that an order is not built to a customer’s specifications or where a design error has been made. Significant retrofit and remediation costs or product recalls could have a material adverse effect on our financial condition, results of operations and cash flows.

A failure to renew dealer agreements or cancellation of, or significant delay in, new bus orders may result in unexpected declines in revenue and profitability.

We rely to a significant extent on our dealers to sell our products to the end consumer. A loss of one or more significant dealers or a reduction in the market share of existing dealers would lead to a loss of revenues that could materially adversely affect our business and results of operations.

Our dealer agreements are typically for a five-year term; however, the dealer can typically cancel the agreement for convenience without penalty upon 90 days’ notice. While most of our dealers have been purchasing from us for more than two decades, we can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. If we are unable to renew a contract with one or more of our significant dealers, our revenues and results of operations will be adversely affected. If dealer agreements are terminated with one or more of our top 10 dealers, significant orders are canceled or delayed or we incur a significant decrease in the level of purchases from any of our top 10 dealers, our sales and operating results would be adversely impacted. In addition, our new bus orders are subject to potential reduction, cancellation and/or significant delay. Although dealers generally only order buses from us after they have a firm order from a school district, orders for buses are also generally cancelable until 14 weeks prior to delivery, subject to certain penalties for delay.

The inability to attract and retain key personnel could adversely affect our results of operations.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel could have a material adverse effect on the operation of our business.

While we have enjoyed good relations and a collaborative approach with our work force, employment relationships can deteriorate over time. Given the extent to which we rely on our employees, any significant deterioration in our relationships with our key employees or overall workforce could materially harm us. We cannot predict how stable our relationships with our employees will be in the future and we may experience work stoppages or labor organizing activity in the future, which could adversely affect our business. Work stoppages or instability in our relationships with our employees could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations. In addition, local economic conditions in the Fort Valley, Georgia area (where both of our principal manufacturing facilities are located) may impact our ability to attract and retain qualified personnel.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements, as well as laws and regulations regarding the manufacture of school buses. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our products must satisfy a complex compliance scheme due to variability in and potentially conflicting local, state, federal and international laws and regulations. The cost of compliance may be substantial in a period due to the potential for modification or customization of our school buses in any of the 50 plus jurisdictions. In addition, if we expand into more international jurisdictions, we could potentially incur additional costs in order to tailor our products to the applicable local law requirements of such jurisdictions. Further, we must comply with additional regulatory requirements applicable to us as a federal contractor for our GSA contracts, which increases our costs. GSA contracts are also subject to audit and increased inspections and costs of compliance. Any potential penalties for non-compliance with laws and regulations may not be covered by insurance that we carry.

Our expansion plans in markets outside of North America could entail significant risks.

Our strategies potentially include establishing a greater presence in markets outside of North America. In addition, we are growing our use of component suppliers in these markets. As we progress with these strategies, these strategies may involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of the facilities in a timely manner and within cost estimates, the establishment of viable supply channels, the commencement of efficient manufacturing operations and, ultimately, the acceptance of the products by our customers. We cannot be assured that our expansion plans will be implemented or, if implemented, successful.

We have been notified that a Colombian governmental taxing agency is auditing the process followed when our buses were imported into Colombia.

We sell certain school and specialty buses in foreign countries including Colombia. Changes to tariffs, duties, and free trade agreements could have a negative impact on our ability to sell buses into those countries at competitive prices. DIAN, a Colombian government taxing agency, has advised us that it is conducting an audit relating to the treatment under a free trade agreement of the sale of certain of our buses into Colombia. We are cooperating with that audit. Although we were neither the importer nor exporter of record of the buses in question, since we sold those buses to a dealer which in turn imported those buses to Colombia, an adverse finding in this audit could result in a determination that would make it significantly more expensive for purchasers of buses in Colombia to purchase our school or specialty buses as compared with buses manufactured domestically or transported into Colombia in a manner that would not raise free trade agreement issues. We understand that the importer received an adverse ruling from DIAN on or about August 28, 2015, which the importer has appealed. Any final adverse finding could materially and adversely impact our future sales in Colombia.

New laws, regulations or policies of governmental organizations regarding environmental, health and safety standards, or changes in existing ones, may have a significant negative effect on how we do business.

Our products must satisfy various legal, environmental, health and safety requirements, including applicable emissions and fuel economy requirements. Meeting or exceeding government-mandated safety standards is difficult and costly. Such regulations are extensive and may, in certain circumstances, operate at cross purposes. While we are managing our product development and production operations to reduce costs, unique local, state, federal and international standards can result in additional costs for product development, testing and manufacturing. We depend on third party sole-source suppliers to comply with applicable emissions and fuel economy standards in the manufacture of engines supplied to us for our buses. Increased environmental, safety, emissions, fuel economy or other regulations may result in additional costs and lag time to introduce new products to market.

Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability.

Potential environmental violations have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. That investigation revealed several areas requiring further assessment and, potentially, remediation, and the finalization of a corrective action plan is ongoing. The proposed remedial actions to be included in the corrective action plan could range from little to no active remediation to institutional controls (such as barriers, groundwater use restrictions and similar protective devices) or active remedial measures. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition.

Our worker’s compensation insurance may not provide adequate coverage against potential liabilities.

Although we maintain a workers’ compensation insurance stop loss policy to cover us for costs and expenses we may incur due to injuries to our employees resulting from work-related injuries over our self-insured limit, this insurance may not provide adequate coverage against potential liabilities and we incur the costs and expenses up to our self-insured limit. In addition, we may incur substantial costs in order to comply with current or future health and safety laws and regulations. These current or future laws and regulations may impair our manufacturing efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control costs, which requires us to successfully implement the substantial transformation of our organization and rationalization of our operating processes begun in recent years.

We have conducted and are continuing to conduct a substantial transformation of our organization and a rationalization of our operating processes. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our operations. While some of the elements of cost reduction are within our control, others, such as commodity costs, regulatory costs and labor costs, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our transition to a public company and our focus on maintaining our reputation for school bus innovation, safety, quality, durability and drivability, which increase costs.

Our operating results may vary widely from period to period due to the sales cycle, seasonal fluctuations and other factors.

Our orders with our dealers and customers generally require time-consuming customization and specification. We incur significant operating expenses when we are building a bus prior to sale or designing and testing a new bus. If there are delays in the sale of buses to dealers or customers, such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our future sales and results of operations.

Our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher revenues during the fourth quarter and third quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year. Our ability to meet customer delivery schedules is dependent on a number of factors including, but not limited to, access to components and raw materials, an adequate and capable workforce, assembling/engineering expertise for certain projects and sufficient manufacturing capacity. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in financial penalties under certain of our GSA contracts and damage to existing customer relationships, damage to our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

Our working capital position exposes us to significant fluctuations in our cash position.

Primarily as a result of the seasonal nature of our business, we operate with negative working capital for significant portions of our fiscal year. During economic downturns, this tends to result in our utilizing a substantial portion of our cash reserves. On the other hand, when economic factors favor growth in the school bus industry, we can be positioned to generate significant sums of cash.

Our defined benefit pension plans are currently underfunded and pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates and investments that do not achieve adequate returns.

Our employee benefit plans currently hold a significant amount of equity and fixed income securities. Our future funding requirement for our frozen defined benefit pension plan (“Pension Plan”) qualified with the Internal Revenue Service depends upon the future performance of assets placed in trusts for this plan, the level of interest rates used to determine funding levels, the level of benefits provided for by the Pension Plan and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, as other factors are held constant. If future funding requirements increase, we would be required to contribute more funds, which would negatively affect our cash flows.

We enter into firm fixed-price school bus sales contracts without price escalation clauses which could subject us to losses if we have cost overruns or if our costs increase.

We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. As a result, we typically are unable to pass along increased costs due to economic fluctuations to our customers. We generally purchase steel one quarter in advance, but because we generally do not hedge our primary raw materials (rubber, aluminum and copper), changes in prices of raw materials can significantly impact operating margins. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

We have substantial indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure investors that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities for growth, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

If we cannot make scheduled payments on our debt, or if we breach any of the covenants in our debt agreements, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.

In addition, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness, including our ability to service our indebtedness.

Our profitability depends on achieving certain minimum school bus sales volumes. If school bus sales deteriorate, our results of operations and financial condition will suffer.

Our continued profitability requires us to maintain certain minimum school bus sales volumes. As is typical for a vehicle manufacturer, we have significant fixed costs and, therefore, changes in our school bus sales volume can have a disproportionately large effect on profitability. If our school bus sales were to decline to levels significantly below our assumptions, due to a financial downturn, renewed recessionary conditions, changes in consumer confidence, geopolitical events, inability to produce sufficient quantities of school buses, limited access to financing or other factors, our financial condition and results of operations would be materially adversely affected.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

Our future growth, including the potential for future market expansion and opportunities for future international growth, may require substantial additional capital. We will consider raising additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

Interest rates could change substantially, materially impacting our profitability.

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. We do not utilize interest rate hedges or swaps to hedge our interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our other indebtedness would decrease.

We historically have had material weaknesses in our internal control over financial reporting with respect to accounting for, presentation and classification of certain items. If we do not maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of the Business Combination, School Bus Holdings had been a private company with accounting personnel and other supervisory resources sufficient for its reporting requirements as a private company. In connection with the School Bus Holdings annual financial statements for the period ended September 27, 2014, we identified material weaknesses in our internal controls over financial reporting.

Deficiencies in internal control over financial reporting are matters that may require an extended period to remediate. We will continue to evaluate, design and implement policies and procedures to address deficiencies including the enhancement of accounting personnel to execute our accounting processes and maintain adequate internal control over financial reporting as a public company.

Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight or resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and NASDAQ rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. In addition, unforeseen risks may arise in connection with financial reporting systems due to inefficient business processes or business process reengineering projects.

If management is not successful in maintaining a strong internal control environment, material weaknesses could occur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet, concentrated in our bus segment and specifically related to the dealer network and our trade name. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our Common Stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates or other factors leading to reductions in the long-term sales or profitability that we expect.

If Blue Bird Capital Services cannot provide financial services to our dealers and customers to acquire our products, our sales and results of operations could deteriorate.

Our dealers and customers benefit from Blue Bird Capital Services (“BBCS”), a private label captive financing product. BBCS finances floorplan financing for certain of our network dealers and provides a modest amount of vehicle lease financing to school districts. Although we neither assume any balance sheet risk nor receive any direct economic benefit from BBCS, which is financed by De Lage Landen, a member of the Rabobank Group, we could be materially adversely affected if BBCS were unable to provide this financing and our dealers were unable to obtain alternate financing, at least until we were able to put in place a replacement for BBCS. BBCS faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because BBCS serves as an additional source of leasing and financing options for dealers and customers, an impairment of BBCS’ ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers who rely on these financial services to acquire new school buses and dealers who seek financing.

We rely heavily on trade secrets to gain a competitive advantage in the market and the unenforceability of our nondisclosure agreements may adversely affect our operations.

Historically, we have not relied upon patents to protect our design or manufacturing processes or products. Instead, we rely significantly on maintaining the confidentiality of our trade secrets and other information related to our operations. Accordingly, we require all executives, engineering employees and suppliers to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. If the provisions of these agreements are found unenforceable in any jurisdiction in which we operate, the disclosure of our proprietary information may place us at a competitive disadvantage. Even where the provisions are enforceable, the confidentiality clauses may not provide adequate protection of our trade secrets and proprietary information in every such jurisdiction. We require training sessions for our employees regarding the protection of our trade secrets, business strategy and other proprietary information. Our training may not cause our employees to provide adequate protection of our trade secrets and proprietary information.
We may be unable to prevent third parties from using our intellectual property rights, including trade secrets and know-how, without our authorization or from independently developing intellectual property that is the same as or similar to our intellectual property, particularly in those countries where the laws do not protect our intellectual property rights as fully as in the United States. The unauthorized use of our trade secrets or know-how by third parties could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business or increase our expenses as we attempt to enforce our rights.

Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged.

We rely on a number of significant unregistered trademarks and other unregistered intellectual property in the day-to-day operation of our business. Without the protections afforded by registration, our ability to protect and use our trademarks and other unregistered intellectual property may be limited and could negatively affect our business.

In addition, while we have not faced intellectual property infringement claims from others in recent years, in the event successful infringement claims are brought against us, particularly claims (under patents or otherwise) against our product design or manufacturing processes, such claims could have a material adverse effect on our business, financial condition or results of operation.

Security breaches and other disruptions to our information technology networks and systems could interfere with our operations and could compromise the confidentiality of our proprietary information, notwithstanding the fact that no such breaches or disruptions have materially impacted us to date.

We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing and collection of payments from our dealer network and customers. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information of our dealers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in technology. Our insurance coverage may not be available or adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

Our business could be materially adversely affected by changes in foreign currency exchange rates.

We sell our buses and parts in United States Dollars. Our foreign customers have exposures to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations and financial condition.

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries and affiliates.

The amount of income tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In fiscal 2014, the United States government opened a tax examination regarding School Bus Holdings’ United States tax return for fiscal 2011. The examination is ongoing. We have taken, and will continue to take, appropriate tax positions based on our interpretation of such tax laws. While we believe that we have complied with all applicable federal, state and local income tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess additional taxes. Should additional taxes be assessed, this may have a material adverse effect on our results of operations and financial condition.

The manufacture of our Type A buses is conducted by the Micro Bird joint venture that we do not control and cannot operate solely for our benefit.

The manufacture of Type A buses is carried out by a 50/50 Canadian joint venture, Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Groupe Autobus Girardin LTEE (“Micro Bird”). In the future, we may be required to enter into more joint ventures, particularly in emerging economies, in order to enter certain markets. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to foster our relationships with co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our joint venture.

Our sublease for our Delaware, Ohio warehouse facility may not be renewed on the same terms and conditions or may not be renewed at all.

We sublease our warehouse premises in Delaware, Ohio from Nabi-Optima Holdings, Inc., which was acquired by New Flyer Industries Inc. in 2013. From this location, we ship materially all of our aftermarket parts sales, excluding direct ship part sales. We have conducted our aftermarket parts sales operations from this location since 2011.

The sublease expires on November 30, 2017, and renewal of the sublease is contingent on reaching mutually acceptable terms and conditions with Nabi-Optima Holdings, Inc. Renewal terms may be materially different from those found in the current agreement, resulting in an increase in fixed costs. Alternatively, non-renewal of the sublease could lead to one time costs related to relocating the parts, fixed assets, and the training of a new labor work force. Relocating the parts distribution warehouse could also result in lost sales stemming from unforeseen disruptions in the relocation process.

Other Risk Factors Relating to an Investment in Our Common Stock

Our only significant asset is ownership of 100% of the capital stock of School Bus Holdings and we do not currently intend to pay dividends on our Common Stock. Consequently, stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

We have no direct operations and no significant assets other than the ownership of 100% of the capital stock of School Bus Holdings. We depend on School Bus Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Series A Preferred Stock and Common Stock. Legal and contractual restrictions in agreements governing our Series A Preferred Stock and current indebtedness, as well as our financial condition and operating requirements, may limit our ability to obtain cash from School Bus Holdings and its subsidiaries. While we are permitted to pay dividends in certain circumstances under our credit facility, as long as we are in compliance with our obligations under the credit facility, we do not expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

We do not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the price paid in the Business Combination in the event that any of the representations and warranties made by The Traxis Group B.V. in connection with the Business Combination ultimately proves to be inaccurate or incorrect.

Except for certain representations made by the Seller relating to its ownership of all the issued and outstanding shares of School Bus Holdings (which survive for a period of one year after the closing of the Business Combination), the representations and warranties made by Seller and HCAC to each other in connection with the Business Combination did not survive the consummation of the Business Combination. As a result, we do not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the price paid in the Business Combination if any representation or warranty made by Seller in connection with the Business Combination proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, we would have no indemnification claim with respect thereto and our financial condition or results of operations could be adversely affected.

Concentration of ownership of our Common Stock may have the effect of delaying or preventing a change in control.

As a result of the Business Combination, the Seller obtained an ownership interest of 58% of the post-combination company (excluding shares issuable upon conversion of our Series A Preferred Stock and exercise of warrants). As a result, the Seller has the ability to determine the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

We are dependent upon our executive officers and directors and their departure could adversely affect our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors. We do not have key-man insurance on the life of any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could adversely impact us. Furthermore, these individuals may be unfamiliar with certain requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting, and generally requires in the same report a report by the independent registered public accounting firm on the effectiveness of internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following January 23, 2019, the fifth anniversary of Hennessy Capital’s initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

If we do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysis or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the school bus market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	our ability to access the capital markets as needed;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Common Stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NASDAQ in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Shares of our Common Stock have been registered and are reserved for issuance which can have the effect of diluting the existing shareholders.

On April 22, 2015, we registered 6,326,216 Common Stock shares which represents the resale of (i) 4,314,063 shares of common stock that may be issued upon conversion of the Registrant’s 7.625% Series A Convertible Preferred Stock (assuming a conversion price of $11.59 per share), plus (ii) an additional 2,012,153 shares of common stock representing the greater of (a) the number of shares of common stock issuable over the next five years if the Registrant pays all dividends on its Series A Convertible Preferred Stock in shares of common stock (assuming a constant market price of the common stock at $9.00 per share) and (b) the number of shares of common stock issuable over the next five years if the Registrant pays all dividends on its Series A Convertible Preferred Stock in shares of Series A Convertible Preferred Stock (the “Series A Dividend Shares”) and such Series A Dividend Shares are then converted into shares of common stock (assuming a conversion price of $11.59 per share). Pursuant to Rule 416, there are also being registered such indeterminable additional shares of common stock as may be issued to prevent dilution as a result of stock splits, stock dividends or similar transactions.

On May 28, 2015, we registered 3,700,000 Common Stock shares which represents the common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions.

On October 14, 2015, we registered 200,000 Common Stock shares which represents the common stock issuable under the Blue Bird Corporation Employee Stock Purchase Plan (the “Purchase Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Purchase Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions.

If any or all of these shares are issued, it will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Warrants are exercisable for our Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of October 2, 2015, there were outstanding 11,500,000 warrants to purchase an aggregate of 5,750,000 shares of our Common Stock, each of which is exercisable. Each warrant entitles the holder thereof to purchase one-half of one share of our Common Stock at a price of $5.75 per half share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of shares of our Common Stock. No fractional shares will be issued upon exercise of the warrants. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

•
subject to any rights of holders of existing preferred shares, the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•
providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

•
permitting the removal of directors with or without cause by stockholders voting a majority of the votes cast if, at any time and for so long as, the Seller beneficially owns, in the aggregate, capital stock representing at least 40% of the outstanding shares of our Common Stock;

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•
requiring an affirmative vote of at least two-thirds (2/3) of our entire board of directors and by the holders of at least 66.67% of the voting power of our outstanding voting stock in order to adopt an amendment to our certificate of incorporation if, at any time and for so long as, the Seller beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our Common Stock; and

•
requiring an affirmative vote of at least two-thirds (2/3) of our entire board of directors or by the holders of at least 66.67% of the voting power of our outstanding voting stock to amend our bylaws if, at any time and for so long as, the Seller beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our Common Stock.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our board of directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of  our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding Common Stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

We are currently a “controlled company” within the meaning of NASDAQ rules and, as a result, we qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.

The Seller currently beneficially owns more than 50% of the voting power of all of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

•	the requirement that a majority of our board of directors consists of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

 Accordingly, if we qualify as a controlled company, we may elect to be treated as such and our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as the Seller controls more than 50% of our voting power and we rely upon such exemptions. The interests of our controlling stockholders may conflict with the interests of our other stockholders, and the concentration of voting power in such stockholders will limit our other stockholders’ ability to influence corporate matters.

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

We operate a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where we manufacture components and assemble Type C, Type D and specialty buses. We also operate a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.2 million square feet) and lease our facility in Delaware, Ohio (approximately 0.2 million square feet). Our Micro Bird joint venture leases its facility (0.1 million square feet) in Drummondville, Quebec, Canada.

Item 3.     Legal Proceedings

In the ordinary course of business, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD”. Through February 24, 2015, our Common Stock, Warrants and Units were quoted under the symbols “HCAC,” “HCACW,” and “HCACU,” respectively. Our Units commenced public trading on January 17, 2014 and our common stock and warrants commenced public trading on March 20, 2014. Upon the consummation of the Business Combination, we separated our Units, which were sold in Hennessy Capital’s initial public offering, into their component securities of one share of Common Stock and one Warrant, and the Units ceased public trading. On June 2, 2015, our Warrants began trading on the over-the-counter market under the symbol “BLBDW”. There is no established trading market for our Series A Convertible Preferred Stock.

The following table sets forth the high and low sales prices of our Common Stock and Warrants for the fiscal periods indicated as reported by the NASDAQ Global Market and over-the-counter markets, as applicable.

	Common Stock Market Prices		Warrants
	High	Low	High	Low
2015
Fourth Quarter	$13.46	$9.96	1.45	0.72
Third Quarter	13.40	9.98	1.60	0.70
Second Quarter*	10.25	9.00	0.75	0.60
First Quarter	9.91	9.76	0.75	0.35

2014
Fourth Quarter	$9.90	$9.55	0.75	0.35
Third Quarter	9.97	9.50	0.75	0.40
Second Quarter	9.62	9.50	0.93	0.59
First Quarter	—	—	—	—

*The Business Combination was consummated in the Second Quarter of Fiscal 2015.

As of December 8, 2015, there were 114 holders of record of the Company’s Common Stock. The closing price for our Common Stock on this date was $10.29. Management of the Company believes that there are in excess of 950 beneficial holders of our Common Stock.

Performance Graph

The following graph compares the performance of the Company’s Common Stock with the performance of a peer group and the Russell 3000 Index for a period commencing on March 20, 2014 (the date on which the Company’s Common Stock became registered under Section 12(b) of the Exchange Act) through October 3, 2015 (the end of our latest fiscal year). The following graph and related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor will such information be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933.

	March 20, 2014	September 27, 2014	October 3, 2015

Blue Bird Corporation	—	102.18	106.55
Russell 3000	100.00	104.88	112.61
Peer Group	100.00	89.58	76.47

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*

Among Blue Bird Corporation, the Russell 3000 Index,
and a Peer Group

$120
$100
$80
$60
$40
$20
$0
3/20/14
9/27/14
10/3/15
Blue Bird Corporation
Russell 3000
Peer Group

*$100 invested on 3/20/14 in stock or index, including reinvestment of dividends.
Fiscal year ending October 3, 2015.

Copyright© 2015 Russell Investment Group. All rights reserved.

Our peer group for purposes of our performance graph consists of:

Allison Transmission Holdings Inc.	Federal Signal Corp.	Oshkosh Corp.
Astec Industries Inc.	Generac Holdings Inc.	Power Solutions International Inc.
Briggs & Stratton Corp.	Harley-Davidson Inc.	The Manitowoc Company Inc.
Cummins Inc.	Manitex International Inc.	Thor Industries Inc.
Douglas Dynamics Inc.	New Flyer Industries Inc.	Winnebago Industries Inc.

Blue Bird is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle original equipment manufacturers (OEMs) and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird.

Dividends

We have not paid any dividends on the Common Stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate the board of directors declaring any dividends in the foreseeable future on our Common Stock. In addition, certain of our loan agreements restrict the payment of dividends and the terms of our Series A Convertible Preferred Stock may from time to time prevent us from paying cash dividends on our Common Stock.

Holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if declared by our board of directors, cumulative dividends at the rate of 7.625% per annum (the dividend rate) on the $100 liquidation preference per share of the Series A Convertible Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends are paid in cash or, at our option, in additional shares of Series A Convertible Preferred Stock, Common Stock or a combination thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans approved by stockholders as of the fiscal year ended October 3, 2015, under which the equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Plan Category
Omnibus Equity Incentive Plan	3,700,000	10.05	3,210,000

There are no equity compensation plans not approved by stockholders.

Purchases of Common Stock

No repurchases by the Company of shares of the Company’s Common Stock were made during the fiscal years ending October 3, 2015, September 27, 2014 or September 28, 2013.

Item 6.     Selected Financial Data

The Company reports its operations on a 52-53 week fiscal year ending on the Saturday closest to September 30. The following table sets forth selected consolidated financial data of the Company taking completion of the Business Combination and the subsequent change of the Company’s fiscal year to the historic fiscal year of School Bus Holdings into account for each of its three most recent fiscal years which have been derived from the consolidated financial statements of the Company. See Notes 1 and 4 to the consolidated financial statements for further explanation regarding the effect of the Business Combination and reclassifications. The consolidated statement of operations data for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 and the balance sheet data as of October 3, 2015, September 27, 2014 and September 28, 2013 have been derived from the Company’s consolidated financial statements.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This selected consolidated financial data should be read in conjunction with Item 1A.“Risk Factors”, Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS DATA	For the fiscal year
In thousands, except per share data	2015	2014	2013
Net sales	$919,128	$855,735	$776,558
Cost of goods sold	798,733	746,362	684,109
Gross profit	120,395	109,373	92,449
Operating expenses
Selling, general and administrative expenses	84,561	91,445	65,332
Operating profit	$35,834	$17,928	$27,117
Interest expense	(19,078)	(6,156)	(2,371)
Interest income	113	102	214
Other income, net	—	72	96
Income before income taxes	$16,869	$11,946	$25,056
Income tax (expense) benefit	(4,442)	(10,441)	27,544
Equity in net income of non-consolidated affiliate	2,634	1,210	1,767
Income from continued operations	$15,061	$2,715	$54,367
(Loss) income from discontinued operations, net of tax	(129)	42	(159)
Net income	$14,932	$2,757	$54,208
Defined benefit pension plan (loss) gain, net of tax	(5,206)	(4,150)	10,196
Comprehensive income (loss)	9,726	(1,393)	64,404
Net income (from above)	14,932	2,757	54,208
Preferred stock dividend	(2,247)	—	—
Net income available to common stockholders	$12,685	$2,757	$54,208
Earnings per share:
Basic	0.60	0.13	2.46
Diluted	0.59	0.13	2.46

BALANCE SHEET DATA
Total assets	$267,903	$291,933	$262,985
Long-term debt	$176,596	$211,118	$10,009
Total liabilities	$389,133	$440,728	$183,567
Total stockholders' (deficit) equity	$(121,230)	$(148,795)	$79,418

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ending October 3, 2015 as “fiscal 2015”. We refer to the fiscal year ending September 27, 2014 as “fiscal 2014” and we refer to the fiscal year ending September 28, 2013 as “fiscal 2013”. In fiscal year 2015, there were a total of 53 weeks. In fiscal years 2014 and 2013 there were a total of 52 weeks.

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

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative fuel applications with its propane-powered and compressed natural gas (“CNG”)-powered school buses.

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

•
Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing and information technology services, as well as other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as salary increases.

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

We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted to add back restructuring costs, public company expenses, stock based compensation expenses, certain management incentive compensation expenses and special expenses incurred outside the ordinary course of business. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. Our Adjusted EBITDA and Adjusted EBITDA margin are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. Our management compensates for these limitations by analyzing both our GAAP results and non-GAAP measures and using Adjusted EBITDA and Adjusted EBITDA margin as supplemental financial metrics for evaluation of our operating performance. See our consolidated statements of operations and consolidated statements of cash flows included elsewhere in this Report.

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

 Consolidated Results of Operations for the fiscal years ending October 3, 2015 and September 27, 2014

(in thousands of dollars)	2015	$ and % Increase (Decrease)		2014
Net sales	$919,128	$63,393	7.4%	$855,735
Cost of goods sold	798,733	52,371	7.0%	746,362
Gross profit	$120,395	$11,022	10.1%	$109,373
Operating expenses
Selling, general and administrative expenses	84,561	(6,884)	(7.5)%	91,445
Operating profit	$35,834	$17,906	99.9%	$17,928
Interest expense, net	(18,965)	12,911	N.M.	(6,054)
Other income, net	—	(72)	(100.0)%	72
Operating income before income taxes	$16,869	$4,923	41.2%	$11,946
Income tax expense	(4,442)	(5,999)	57.5%	(10,441)
Equity in net income of non-consolidated affiliate	2,634	1,424	117.7%	1,210
Income from continuing operations	$15,061	$12,346	N.M.	$2,715
(Loss) income from discontinued operations, net of tax	(129)	(171)	N.M.	42
Net income	$14,932	$12,175	N.M.	$2,757
Other financial data:
Adjusted EBITDA	$69,824	$3,033	4.5%	$66,791
Adjusted EBITDA margin (percentage of net sales)	7.6%			7.8%

Net Sales by Segment	2015	$ and % Increase (Decrease)		2014
Bus	$861,665	$59,828	7.5%	$801,837
Parts	57,463	3,565	6.6%	53,898
Total	$919,128	$63,393	7.4%	$855,735

Gross Profit by Segment:	2015	$ and % Increase (Decrease)		2014
Bus	$99,341	$10,026	11.2%	$89,315
Parts	21,054	996	5.0%	20,058
Total	$120,395	$11,022	10.1%	$109,373

* N.M. Not meaningful

Net sales. Total net sales were $919.1 million for the fiscal year ending 2015, an increase of $63.4 million, or 7.4%, compared to $855.7 million for the fiscal year ending 2014, reflecting an increase in units booked as bookings were 10,378 units for the fiscal year ending 2015 compared to 9,604 units for the fiscal year ending 2014.

For the bus segment, the average net sales price per unit for the fiscal year ending 2015 was 0.6% lower than the price per unit for the fiscal year ending 2014. This decrease in unit price reflects mainly product mix changes.

Parts sales were $57.5 million for the fiscal year ending 2015, an increase of $3.6 million, or 6.6%, compared to $53.9 million for the fiscal year ending 2014 due primarily to higher volume.

Cost of goods sold. Total cost of goods sold was $798.7 million for the fiscal year ending 2015, an increase of $52.4 million, or 7.0%, compared to $746.4 million for the fiscal year ending 2014, reflecting increased bus segment cost of goods sold of $49.8 million or 7.0% and increased parts segment cost of goods sold of $2.6 million or 7.6%. As a percentage of net sales, total cost of goods sold decreased from 87.2% to 86.9%.

For the bus segment, the average cost of goods sold per unit for the fiscal year ending 2015 decreased by 1.0% compared to the average cost of goods sold per unit for the fiscal year ending 2014. This primarily reflects product mix changes.

The parts segment cost of goods sold increase of $2.6 million primarily reflects higher volume.

Operating profit. Total operating profit was $35.8 million for the fiscal year ending 2015, an increase of $17.9 million, or 99.9%, compared to an operating profit of $17.9 million for the fiscal year ending 2014. Profitability was positively impacted by an $11.0 million increase in gross profit and a $6.9 million decrease in selling, general and administrative expenses due primarily to a reduction in special compensation payments.

Interest expense, net. Interest expense, net was $19.0 million for the fiscal year ending 2015, an increase of $12.9 million compared to $6.1 million for the fiscal year ending 2014. The increase was primarily attributable to average borrowing levels in the fiscal year ending 2015 of $221.4 million compared to $123.4 million in the fiscal year ending 2014. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”.

Income tax expense. Income tax expense was $4.4 million for the fiscal year ending 2015, a decrease of $6.0 million, or 57.5%, compared to an income tax expense of $10.4 million for the fiscal year ending 2014. The decrease in tax expense was primarily the result of a change in the rate for which our Micro Bird joint venture taxes are provided and other permanent items, which were partially offset by a $4.9 million increase in income before taxes in the fiscal year ending 2015.

The effective tax rates for the fiscal years ending October 3, 2015 and September 27, 2014 were 26.3% and 87.4%, respectively. The effective tax rate for the fiscal year ending October 3, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the change in our Micro Bird joint venture tax rate, domestic production activities deduction, state tax items and other permanent items, offset by interest and penalties on uncertain tax positions as well as transaction costs. The effective tax rate for the fiscal year ending September 27, 2014 was higher than the statutory federal income tax rate of 35%, primarily as a result of the recording of an uncertain tax position of $6.4 million for state tax expense, offset in part by a benefit from the domestic production activities deduction.

Net income from continuing operations. Net income from continuing operations was $15.1 million for the fiscal year ending 2015, an increase of $12.3 million compared to net income from continuing operations of $2.7 million for the fiscal year ending 2014. The increase reflects primarily an increase in operating profit of $17.9 million, offset by an increase in interest expense of $12.9 million, and a decrease in tax expense of $6.0 million.

Discontinued operations. In 2007, Blue Bird Body Company sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal and warranty expenses.

Adjusted EBITDA. Adjusted EBITDA was $69.8 million or 7.6% of net sales for the fiscal year ending 2015, an increase of $3.0 million, or 4.5%, compared to $66.8 million or 7.8% of net sales for the fiscal year ending 2014. The $3.0 million increase in Adjusted EBITDA is primarily the result of higher gross profit offset by an increase in adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the fiscal years ending October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Net income	$14,932	$2,757
(Loss) income from discontinued operations, net of tax	(129)	42
Income from continuing operations	$15,061	$2,715
Interest expense, net	18,965	6,054
Income tax expense	4,442	10,441
Depreciation and amortization	8,790	9,898
Special compensation payment	13,788	24,679
Management incentive compensation	—	3,271
Business combination expenses	5,318	9,326
Share-based compensation	1,635	—
Public company expenses	1,356	—
Other*	469	407
Adjusted EBITDA	$69,824	$66,791
Adjusted EBITDA margin (percentage of net sales)	7.6%	7.8%

 *Fiscal year 2015 amount reflects a loss on disposal of fixed assets. Fiscal year 2014 amount reflects an immaterial out-of-period adjustment increasing cost of goods sold.

Consolidated Results of Operations for the fiscal years ending September 27, 2014 and September 28, 2013

(in thousands of dollars)	2014	$ and % Increase (Decrease)		2013
Net sales	$855,735	$79,177	10.2%	$776,558
Cost of goods sold	746,362	62,253	9.1%	684,109
Gross profit	$109,373	$16,924	18.3%	$92,449
Operating expenses
Selling, general and administrative expenses	91,445	26,113	40.0%	65,332
Operating profit	$17,928	$(9,189)	(33.9)%	$27,117
Interest expense, net	(6,054)	3,897	(180.7)%	(2,157)
Other income, net	72	(24)	(25.0)%	96
Income before income taxes	$11,946	$(13,110)	(52.3)%	$25,056
Income tax (expense) benefit	(10,441)	37,985	137.9%	27,544
Equity in net income of non-consolidated affiliate	1,210	(557)	(31.5)%	1,767
Income from continuing operations	$2,715	$(51,652)	(95.0)%	$54,367
Income (loss) from discontinued operations, net of tax	42	(201)	126.4%	(159)
Net income	$2,757	$(51,451)	(94.9)%	$54,208
Other financial data:
Adjusted EBITDA	$66,791	$16,615	33.1%	$50,176
Adjusted EBITDA margin (percentage of net sales)	7.8%			6.5%

Net Sales by Segment:	2014	$ and % Increase (Decrease)		2013
Bus	$801,837	$71,629	9.8%	$730,208
Parts	53,898	7,548	16.3%	46,350
Total	$855,735	$79,177	10.2%	$776,558

Gross Profit by Segment:	2014	$ and % Increase (Decrease)		2013
Bus	$89,315	$13,566	17.9%	$75,749
Parts	20,058	3,358	20.1%	16,700
Total	$109,373	$16,924	18.3%	$92,449

Net sales. Total net sales were $855.7 million for the fiscal year ending September 27, 2014, an increase of $79.2 million, or 10.2%, compared to $776.6 million for the fiscal year ending September 28, 2013, reflecting an increase in units booked as bookings were 9,604 units for the fiscal year ending September 27, 2014 compared to 8,654 units for the fiscal year ending September 28, 2013.

For the bus segment, the average net sales price per unit for the fiscal year ending September 27, 2014 was 1.1% lower than the price per unit for the fiscal year ending September 28, 2013. This reduction in unit price reflects mainly product mix and customer mix changes.

Parts sales for the fiscal year ending September 27, 2014 were $53.9 million, an increase of $7.5 million, or 16.3%, compared with sales of $46.4 million for the fiscal year ending September 28, 2013, due primarily to higher volume.

Cost of goods sold. Total cost of goods sold was $746.4 million for the fiscal year ending September 27, 2014, an increase of $62.3 million, or 9.1%, compared to $684.1 million for the fiscal year ending September 28, 2013, reflecting increased bus segment cost of goods sold of $58.1 million, or 8.9%, and increased parts segment cost of goods sold of $4.2 million or 14.1%. As a percentage of net sales, total cost of goods sold decreased from 88.1% to 87.2%, bus segment cost of goods sold decreased from 89.6% to 88.9%, and parts segment cost of goods sold decreased from 64.0% to 62.8%.

For the bus segment, the average cost of goods sold per unit for the fiscal year ending September 27, 2014 decreased by 1.9% compared to the average cost of goods sold per unit for the fiscal year ending September 28, 2013. This reduction in unit cost reflects mainly product mix and customer mix changes.

The parts segment cost of goods sold increase of $4.2 million primarily reflects an increase in volume.

Operating profit. Total operating profit was $17.9 million for the fiscal year ending September 27, 2014, a decrease of $9.2 million, or 33.9%, compared to an operating profit of $27.1 million for the fiscal year ending September 28, 2013. This reduction in operating profit is primarily due to an increase in selling, general and administrative expenses of $26.1 million which was driven by a special compensation payment of $24.7 million in 2014, offset by an increase in gross operating profit of $16.9 million.

Interest expense, net. Interest expense, net was $6.1 million for the fiscal year ending September 27, 2014, an increase of $3.9 million, or 180.7%, compared to $2.2 million for the fiscal year ending September 28, 2013. The increase was primarily attributable to average borrowing levels in the fiscal year ending September 27, 2014 of $233.8 million compared to $11.9 million in the fiscal year ending September 28, 2013. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”.

Income tax expense. Income tax expense was $10.4 million for the fiscal year ending September 27, 2014, a change of $38.0 million compared to an income tax benefit of $27.5 million for the fiscal year ending September 28, 2013. The increase in tax expense was primarily the result of releasing the valuation reserves in the fiscal year ending September 28, 2013, which caused the large tax benefit in the fiscal year ending September 28, 2013, as well as a $6.4 million expense in the fiscal year ending September 27, 2014, representing a liability arising from uncertain tax positions.

The effective tax rates for the fiscal years ending September 27, 2014 and September 28, 2013 were 87.4% and 109.9%, respectively. The effective tax rate for the fiscal year ending September 27, 2014 was higher than the statutory federal income tax rate of 35% primarily as a result of the benefit from a domestic production activities deduction, state tax items and other permanent items offset by interest and penalties on uncertain tax positions, and transaction costs. The effective tax rate for the fiscal year ending September 28, 2013 differed from the statutory federal income tax rate of 35% as the result of the release of a previously recorded valuation allowance.

Net income from continuing operations. Net profit from continuing operations was $2.7 million for the fiscal year ending September 27, 2014, a decrease of $51.7 million compared to net income from continuing operations of $54.4 million for the fiscal year ending September 28, 2013. The decrease reflects primarily an increase in tax expense of $38.0 million, an increase in interest expense of $3.9 million and a decrease in operating profit of $9.2 million.

Discontinued operations. In 2007, Blue Bird Body Company sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses and warranty.

Adjusted EBITDA. Adjusted EBITDA was $66.8 million or 7.8% of net sales for the fiscal year ending September 27, 2014, an increase of $16.6 million, or 33.1%, compared to $50.2 million, or 6.5% of net sales for the fiscal year ending September 28, 2013. The $16.6 million increase in Adjusted EBITDA is the result of efficiencies in cost of goods sold, volume, mix and pricing factors.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the fiscal years ending September 27, 2014 and September 28, 2013:

(in thousands of dollars)	2014	2013
Net income	$2,757	54,208
Income (loss) from discontinued operations, net of tax	42	(159)
Income from continuing operations	$2,715	$54,367
Interest income, net	6,054	2,157
Income tax (benefit) expense	10,441	(27,544)
Depreciation and amortization	9,898	11,808
Restructuring costs	—	258
Special compensation payment	24,679	—
Management incentive compensation	3,271	5,638
Vacation pay adjustment	—	2,296
Chassis write-off	—	1,196
Business combination expenses	9,326	—
Immaterial out-of-period adjustment	407	—
Adjusted EBITDA	$66,791	$50,176
Adjusted EBITDA margin (percentage of net sales)	7.8%	6.5%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. As of October 3, 2015, the Company had $52.9 million of available cash (net of outstanding checks) and $54.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On June 27, 2014 and as further amended on September 28, 2015, the Company, SBH and certain of its subsidiaries and affiliates entered into a credit agreement, by and among (i) Blue Bird Body Company, as the borrower, (ii) the Company, SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with the Company, SBH and Peach, the “Parents”), as guarantors. The credit facility provided for under the Credit Agreement consists of a term loan facility with an aggregate initial principal amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $60.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the initial closing under the Term Loan Facility, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the Term Loan Facility were used to finance in part, together with available cash on hand, (i) the June 2014 payment of a one-time special cash dividend payment to the stockholder of SBH at that time, (ii) the repayment of certain existing indebtedness of SBH and its subsidiaries, and (iii) transaction costs associated with the consummation of the Credit Facilities.

The Term Loan Facility matures on June 27, 2020, which is the sixth anniversary of the effective date of the Credit Agreement. The Revolving Credit Facility originally matured on June 27, 2019, but was amended in September of 2015 to a June 27, 2020 maturity date. The Credit Facility was also amended to permit the Company to pay preferred share dividends in cash, to permit the Company to tender its existing warrants for cash from available amounts (as further defined in the credit agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements.

The interest rate on the Term Loan Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at October 3, 2015. Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments equal to $2.9 million beginning on January 3, 2015, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty. Certain mandatory prepayments in respect of the Term Loan Facility are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of SBH and its subsidiaries.

The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and each of the guarantors, with certain exclusions as set forth in a Collateral Agreement entered into by the Company and each guarantor.

Up to $60.0 million of additional term loans and/or revolving credit commitments may be incurred under the Credit Agreement (the “Incremental Facility”), subject to certain limitations and reductions in the size of the available Incremental Facility as set forth in the Credit Agreement. The Incremental Facility is not a committed facility, and would require further commitment from the lenders.

There are customary events of default under the Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the Credit Agreement and in respect of other material debt, (ii) insolvency of the Company or any of its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against the Company or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the Credit Agreement) or (vi) a change of control of the Company with different minimum levels of ownership required after the consummation of the Business Combination, in each case subject to limitations and exceptions as set forth in the Credit Agreement.

The Credit Agreement contains negative and affirmative covenants affecting the Parents and their existing and future restricted subsidiaries, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, provided that there is not a continuing default and the Company maintains a Total Net Leverage Ratio (as defined below) of less than or equal to 2.75 to 1.0, in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments.

SBH must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in this Report consisting of losses or gains on asset dispositions, non-cash losses or gains on swap agreements and management fees payable to Cerberus Operations and Advisory Company, as defined in the Credit Agreement) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. The Total Net Leverage Ratio requirements are as follows:

Test Period	Maximum Total Net Leverage Ratio
September 27, 2014 through July 4, 2015	4.75:1.00
October 3, 2015 through July 2, 2016	4.50:1.00
October 1, 2016	4.00:1.00
December 31, 2016 through June 30, 2018	3.50:1.00
September 29, 2018 through June 29, 2019	3.00:1.00
September 28, 2019 and thereafter	2.75:1.00

As of October 3, 2015, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement. The actual Net Leverage Ratio as of October 3, 2015 and September 27, 2014 were 2.27:1.00 and 2.77:1.00, respectively.

Seasonality and Working Capital

Our management uses a non-GAAP measure called “net operating working capital (NOWC)” which is not a measure defined under accounting principles generally accepted in the United States of America. We define NOWC as the sum of accounts receivable, net and inventories less accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from our Consolidated Balance Sheets. We believe that NOWC information is useful for investors because it measures our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC as of October 3, 2015 and September 27, 2014 was as follows:

(in thousands of dollars)	As of October 3, 2015	As of September 27, 2014
Accounts receivable, net	$13,746	$21,215
Inventories	49,180	71,300
Accounts payable	(79,333)	(94,294)
NOWC	$(16,407)	$(1,779)

In overall dollar terms, NOWC is generally lower at the end of the fiscal year due to reduced production activity reflecting the start of the new school year. NOWC typically peaks at the end of the second and third fiscal quarters as Blue Bird ramps up for high seasonal demand from its dealers. The decrease in NOWC in fiscal 2015 is driven by lower year-end inventories as a result of a scheduled shutdown in October. There are, however, variations in the seasonal demands from year to year depending in part on large direct sales to major fleet customers.

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during fiscal years ending 2015 and 2014, which we believe is the result of disciplined credit and collection policies and our solvent customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

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

For the fiscal years ending October 3, 2015 and September 27, 2014, capital expenditures have averaged less than 1% of annual sales.

Cash Flows

The following table sets forth general information derived from our statement of cash flows:

(in thousands of dollars)	2015	Increase (Decrease)	2014
Total cash provided by operating activities	$23,366	$(13,478)	$36,844
Total cash used in investing activities	(5,190)	1,741	(3,449)
Total cash used in financing activities	(26,452)	7,600	(18,852)
Change in cash and cash equivalents	(8,276)	(22,819)	14,543
Cash and cash equivalents at beginning of period	61,137	14,543	46,594
Cash and cash equivalents at end of period	52,861	(8,276)	61,137
Capital expenditures	5,190	(345)	5,535

Total cash provided by operating activities

Cash flows provided by operating activities totaled $23.4 million for the fiscal year ending October 3, 2015, as compared to cash flows provided of $36.8 million for the fiscal year ending September 27, 2014. The $13.5 million decrease in cash provided was primarily attributable to an increase in cash paid for interest of $18.6 million, cash paid for Business Combination expenses accrued in fiscal 2014 of $7.0 million, higher cash taxes of $5.4 million, offset by higher net income of $12.2 million, non-cash expenses related to share-based compensation and fixed asset write-offs of $2.1 million and other miscellaneous items of $3.2 million.

Total cash used in investing activities

Cash flows used in investing activities totaled approximately $5.2 million for the fiscal year ending October 3, 2015, as compared to cash flows used of $3.4 million for the fiscal year ending September 27, 2014. The increase in cash used of $1.8 million was primarily attributable to a release of restricted cash of $1.2 million and a non-recurring gain in change in net investment in discount leases (offset in cash flows from financing activities) of $0.8 million in the fiscal 2014 period, offset by lower cash paid for fixed assets of $0.3 million.

Total cash used in financing activities

Cash used in financing activities totaled approximately $26.5 million for the fiscal year ending October 3, 2015, as compared to cash used of $18.9 million for the fiscal year ending September 27, 2014. The $7.6 million increase in cash used was primarily attributable to an increase in repayments under the Senior Term Loan of $23.8 million, offset by a capital contribution of $13.6 million from our majority stockholder that was used to fund the special compensation payment related to the Business Combination, lower cash paid for net expenses related to the special dividend of $1.3 million, lower change in advances collateralized by discount leases (offset in cash flows from investing activities) of $0.8 million and lower cash paid for capital leases of $0.5 million.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the fiscal years ending October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Net cash provided by continuing operations	$23,495	$37,412

Cash paid for fixed assets	(5,190)	(5,535)

Free cash flow	$18,305	$31,877

Free cash flow was $13.6 million lower year over year primarily due to an increase in cash paid for interest of $18.6 million, higher cash taxes of $5.4 million and other accrued expenses of $1.7 million, partially offset by higher net income of $12.1 million. The special compensation payment of $13.8 million included in net income was primarily funded by a $13.6 million capital contribution from our majority stockholder. This capital contribution flows through financing activities on our statement of cash flows and is therefore not part of free cash flow.

Commitments and Contractual Obligations

In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table and discussion outlines our material obligations at October 3, 2015, with projected cash payments in the periods shown:

Commitments and Contractual Obligations	Payments Due by Period
(in thousands of dollars)	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations (1)	$198,250	$11,750	$23,500	$163,000	$—
Interest expense on long-term debt obligations (2)	53,827	12,739	23,163	17,925	—
Accrued warranty costs (3)	17,661	7,419	7,106	3,136	—
Operating lease obligations (4)	2,877	1,104	1,537	236	—
Future pension plan contributions (5)	30,766	5,354	8,671	4,865	11,876
Capital lease obligations (6)	735	251	326	158	—
Total	$304,116	$38,617	$64,303	$189,320	$11,876

(1) Reflects principal payments (but not interest expense) under the senior secured credit facility to refinance amounts outstanding under its prior credit agreement. See note 9 to the consolidated financial statements for further information.
(2) Reflects estimated interest expense on Blue Bird's new senior secured credit facility.
(3) Reflects accrued anticipated warranty costs based on the historical average per unit warranty cost of the relevant bus model type.
(4) Represents the future minimum lease payments under non-cancelable operating leases with original terms exceeding one year.
(5) Represents expected future contributions required to fund Blue Bird's pension plan, based on current actuarial assumptions.
(6) Represents the future minimum lease payments under non-cancelable capital leases, including interest.

Additionally, the Company has $6.4 million in total uncertain tax positions recorded as non-current liabilities on its balance sheet as of October 3, 2015. These items are not included in the table of obligations shown above. The settlement period for these income tax liabilities cannot be reasonably estimated as the timing and the amount of the payments, if any, will depend on possible future tax examinations with tax authorities; however, it is not expected that any payments will be due within the next 12 months.

During the fiscal years ending October 3, 2015 and September 27, 2014, the Company entered into short-term and long-term pricing agreements with many of its major suppliers for the purchase of raw materials and parts such as steel, engines, axles and transmissions. As the quantities to be purchased by the Company vary subject to market demand of vehicles manufactured by the Company, under these agreements there are no minimum purchase commitments with the exception of propane fuel systems, engines and tonnages of certain steel products that are repetitively consumed. As of October 3, 2015, commitments for future production material totaled approximately $18.4 million. The incurrence of these commitments for the next five fiscal years is expected to be as follows:

(in thousands of dollars)
Years Ending	Amount
2016	$13,261
2017	1,105
2018	4,015
2019	—
2020	—
$18,381

Off-Balance Sheet arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis. See Note 11, Guarantees, Commitments and Contingencies to the consolidated financial statements, for further discussion.

We had outstanding letters of credit totaling $5.1 million at October 3, 2015 and $5.3 million at September 27, 2014, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

As of October 3, 2015, there were 5,750,000 shares of common stock issuable upon exercise of outstanding warrants.

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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Generally, the Company recognizes revenue, net of sales concessions, when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and is awaiting pickup by the customer, which generally occurs within 30 days of completion. Provisions for discounts are recorded in the same period as the related revenues.

The Company classifies shipping and handling revenues and costs billed to a customer as net sales and cost of goods sold. Approximately $16.9 million, $16.0 million and $14.5 million billed to customers was included in net sales for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Approximately $14.4 million, $14.2 million and $12.6 million of related costs was included in cost of goods sold for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The Company classifies inbound shipping and handling costs and outbound shipping costs not charged to a customer which are paid for by the Company as cost of goods sold. These inbound and outbound shipping costs amounted to approximately $17.5 million, $14.8 million and $14.2 million for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 respectively.

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. See Note 3, Supplemental Financial Information, to the consolidated financial statements for further discussion.

Self-Insurance
The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using, loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 3, 2015 and September 27, 2014, reserves totaled approximately $6.3 million and $6.5 million, respectively.

Inventories

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Although management believes the assumptions used in the determination of the value of the enterprise are reasonable, no assurance can be given that these assumptions will be achieved. As a result, impairment charges may occur when goodwill is tested for impairment in the future.

We have two reporting units for which we test goodwill for impairment: Bus and Parts. In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. The cash flow forecasts are based on approved strategic operating plans.

During the fourth quarter of each year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

In the evaluation of indefinite lived assets for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary, or to perform a quantitative assessment by comparing the fair value of an asset to its carrying amount. The Company’s intangible asset with an indefinite useful life is the Blue Bird trade-name. Under the qualitative assessment, an entity is not required to calculate the fair value of the asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If a qualitative assessment is not performed or if a quantitative assessment is otherwise required, then the entity compares the fair value of an asset to its carrying amount and the amount of the impairment loss, if any, is the difference between fair value and carrying value. The fair value of our trade-name is derived by using the relief from royalty method, which discounts the estimated cash savings we realized by owning the name instead of otherwise having to license or lease it.

During the fourth quarter of each year presented, we performed our annual impairment assessment of our trade-name which did not indicate that an impairment existed.

Our intangible asset with a definite useful life, customer relationships, is amortized over its estimated useful life of 20 years using the straight-line method and its useful life is reassessed annually. The customer relationship asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. No impairments have been recorded.

Pensions

We have pension benefit costs and obligations, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to our plan. These factors include assumptions we make about interest rates and expected investment return on plan assets. In addition, our actuarial consultants also use subjective factors such as mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the pension benefit obligation. In estimating that rate, appropriate consideration is given to the returns being earned by the plan assets in the fund and rates of return expected to be available for reinvestment and a building block method and we consider asset allocations, input from an external pension investment adviser, and risks and other factors adjusted for our specific investment strategy. The focus is on long-term trends and provides for the consideration of recent plan performance.

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, as of October 3, 2015, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $8.5 million, while a decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $9.4 million.

Product Warranty Costs

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years.

The Company recognizes uncertain tax positions based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements contained elsewhere in this Report, and we incorporate such discussion by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, currency exchange rates and commodity prices.

Interest Rate Risk

As of October 3, 2015, the Company carried $198.3 million of term loan debt with a rate of LIBOR (floor of 1 pt) plus 550 bps. At October 3, 2015 and September 27, 2014, a 100 basis point increase or decrease in Blue Bird’s effective interest rate under its Credit Facility would result in additional expense, or reduced expense, of $2.0 million and $2.4 million per annum, respectively.

Commodity Risk

The Company and its suppliers incorporate raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities into its products. We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. As a result, we typically are unable to pass along increased costs due to economic fluctuations to our customers. We generally purchase steel one quarter in advance, but because we generally do not otherwise hedge steel or the other primary commodities we purchase (rubber, aluminum and copper), changes in prices of raw materials can significantly impact future operating margins.

Currency Risk

The Company transacts substantially all of its sales in United States Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. We do not hedge any foreign currency exposure nor do we share in any currency risk with our customers.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Blue Bird Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Blue Bird Corporation and its subsidiaries at October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
December 15, 2015

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	As of October 3, 2015	As of September 27, 2014

Assets
Current assets
Cash and cash equivalents	$52,861	$61,137
Accounts receivable, net	13,746	21,215
Inventories	49,180	71,300
Other current assets	3,960	4,353
Deferred tax asset	9,150	6,057
Total current assets	$128,897	$164,062
Property, plant and equipment, net	28,933	29,949
Goodwill	18,825	18,825
Intangible assets, net	60,378	62,240
Equity investment in affiliate	12,505	9,871
Deferred tax asset	15,466	4,073
Other assets	2,899	2,913
Total assets	$267,903	$291,933
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$79,333	$94,294
Accrued warranty costs	7,418	6,594
Accrued expenses	22,980	37,319
Deferred warranty income	4,862	4,117
Other current liabilities	7,072	5,668
Current portion of senior term debt	11,750	11,750
Total current liabilities	$133,415	$159,742
Long-term liabilities
Long-term debt	$176,596	$211,118
Accrued warranty costs	10,243	8,965
Deferred warranty income	9,283	7,886
Other liabilities	13,169	12,136
Accrued pension liability	46,427	40,881
Total long-term liabilities	$255,718	$280,986
Guarantees, commitments and contingencies (Note 11)
Stockholders' deficit
Series A preferred stock, $.0001 par value, 10,000,000 shares authorized, 500,000 issued at October 3, 2015 and liquidation preference of $50,000	$50,000	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,874,882 and 22,000,000 issued and outstanding at October 3, 2015 and September 27, 2014, respectively.	2	2
Additional paid-in capital	15,887	—
Accumulated deficit	(135,345)	(102,229)
Accumulated other comprehensive loss	(51,774)	(46,568)
Total stockholders' deficit	$(121,230)	$(148,795)
Total liabilities and stockholders' deficit	$267,903	$291,933

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the fiscal year
(in thousands except for share data)	2015	2014	2013

Net sales	$919,128	$855,735	$776,558
Cost of goods sold	798,733	746,362	684,109
Gross profit	$120,395	$109,373	$92,449
Operating expenses
Selling, general and administrative expenses	84,561	91,445	65,332
Operating profit	$35,834	$17,928	$27,117
Interest expense	(19,078)	(6,156)	(2,371)
Interest income	113	102	214
Other income, net	—	72	96
Income before income taxes	$16,869	$11,946	$25,056
Income tax (expense) benefit	(4,442)	(10,441)	27,544
Equity in net income of non-consolidated affiliate	2,634	1,210	1,767
Income from continued operations	$15,061	$2,715	$54,367
(Loss) income from discontinued operations, net of tax	(129)	42	(159)
Net income	$14,932	$2,757	$54,208
Defined benefit pension plan (loss) gain, net of tax of $3,045, $2,326 and $5,709, respectively	(5,206)	(4,150)	10,196
Comprehensive income (loss)	$9,726	$(1,393)	$64,404
Net income (from above)	$14,932	$2,757	$54,208
Preferred stock dividend	$(2,247)	$—	$—
Net income available to common stockholders	$12,685	$2,757	$54,208
Earnings per share:
Basic weighted average shares outstanding	21,182,885	22,000,000	22,000,000
Basic earnings per share	$0.60	$0.13	$2.46
Diluted weighted average shares outstanding	25,497,602	22,000,000	22,000,000
Diluted earnings per share	$0.59	$0.13	$2.46

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year
(in thousands)	2015	2014	2013

Cash flows from operating activities
Net income	$14,932	$2,757	$54,208
Loss (income) from discontinued operations, net of tax	129	(42)	159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,790	9,898	11,808
Debt amortization/ Non-cash interest expense	3,010	1,301	1,526
Share-based compensation	1,622	—	—
Equity in net income of affiliate	(2,634)	(1,210)	(1,767)
Loss (gain) on disposal of fixed assets	510	(67)	36
Deferred taxes	(8,626)	3,239	(27,611)
Recognition of uncertain tax position	—	6,390	—
Provision for bad debt	34	(9)	21
Amortization of deferred actuarial pension losses	3,567	2,804	4,233
Changes in assets and liabilities
Accounts receivable	7,435	(7,713)	(4,178)
Inventories	22,120	(8,697)	(7,244)
Other assets	(137)	(1,415)	1,315
Accounts payable	(12,905)	18,080	6,889
Accrued expenses, pension and other liabilities	(14,352)	12,096	(3,414)
Total adjustments	$8,434	$34,697	$(18,386)
Net cash provided by continuing operations	$23,495	$37,412	$35,981
Net cash used in discontinued operations	(129)	(568)	(661)
Total cash provided by operating activities	$23,366	$36,844	$35,320
Cash flows from investing activities
Change in net investment in discounted leases	$—	$778	$563
Cash paid for fixed assets	(5,190)	(5,535)	(4,945)
Proceeds from sale of assets	—	102	—
Restricted cash	—	1,206	—
Total cash used in investing activities	$(5,190)	$(3,449)	$(4,382)
Cash flows from financing activities
Net borrowings under the senior credit facility	$—	$(71)	$71
Borrowings under the senior term loan	—	235,000	12,988
Repayments under the senior term loan	(36,750)	(13,000)	(35,000)
Cash paid for capital leases	(142)	(535)	(907)
Cash paid for debt costs	(3,110)	(12,647)	(111)
Contribution from majority stockholder	13,550	—	—
Payment of dividend	—	(226,821)	—
Change in advances collateralized by discounted leases	—	(778)	(563)
Total cash used in financing activities	$(26,452)	$(18,852)	$(23,522)
Change in cash and cash equivalents	(8,276)	14,543	7,416
Cash and cash equivalents at beginning of period	61,137	46,594	39,178
Cash and cash equivalents at end of period	$52,861	$61,137	$46,594

Supplemental disclosures of cash flow information
Cash paid for interest	20,124	1,502	782
Cash received for interest	113	61	133
Cash paid for income taxes	7,145	1,424	145
Cash received for tax refund	—	48	29
Non-cash investing and financing activity
Capital lease acquisitions	563	166	114
Change in accounts payable for capital additions to property, plant and equipment	671	383	555
Common stock dividend on Series A preferred stock (market value of common shares)	2,247	—	—
Non-cash reverse merger activity
Issuance of Common Stock	25,000	—	—
Issuance of Series A Preferred Stock	50,000	—	—
Shares assumed by legal acquirer	42,492	—	—
Repurchase of Common Stock from majority stockholder	100,000	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit

	Common Stock			Convertible Preferred Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
Balances, September 29, 2012 as previously reported	100	$1	$94,999	—	$—	$(52,614)	$(27,372)	$15,013
Retrospective application of reverse acquisition	22,000,000	2	—	—	—	—	—	—
Restated balances at September 29, 2012	22,000,000	2	94,999	—	—	(52,614)	(27,372)	15,014
Net income	—	—	—	—	—	—	54,208	54,208
Minimum pension liability, net of tax of $5,709	—	—	—	—	—	10,196	—	10,196
Balances at September 28, 2013	22,000,000	2	94,999	—	—	(42,418)	26,836	79,419
Net income	—	—	—	—	—	—	2,757	2,757
Minimum pension liability, net of tax of $2,326	—	—	—	—	—	(4,150)	—	(4,150)
Dividend	—	—	(94,999)	—	—	—	(131,822)	(226,821)
Balances at September 27, 2014	22,000,000	2	—	—	—	(46,568)	(102,229)	(148,795)
Issuance of Common Stock	2,500,000	0.3	25,000	—	—	—	—	25,000
Issuance of Series A Preferred Stock	—	—	—	500,000	50,000	—	—	50,000
Shares assumed by legal acquirer	4,980,294	0.5	42,492	—	—	—	—	42,492
Shares purchased from majority shareholder	(10,000,000)	(1)	(67,492)	—	—	—	(32,508)	(100,000)
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(14,825)	(14,825)
Contribution from majority shareholder	—	—	13,550	—	—	—		13,550
Warrant exchange	1,212,500	0.1	715	—	—	—	(715)	—
Series A Preferred Stock Dividend- Common Stock	182,088	—	—	—	—	—	—	—
Stock compensation expense	—	—	1,622	—	—	—	—	1,622
Net income	—	—	—	—	—	—	14,932	14,932
Minimum pension liability, net of tax of $3,045	—	—	—	—	—	(5,206)	—	(5,206)
Balances at October 3, 2015	20,874,882	$2	$15,887	500,000	$50,000	$(51,774)	$(135,345)	$(121,230)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

On February 24, 2015, Hennessy Capital Acquisition Corp. ("HCAC") consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of School Bus Holdings, Inc. (“SBH”) from The Traxis Group B.V. (the “Seller”). SBH operates its business of designing and manufacturing school buses through its Blue Bird Body Company subsidiary and under the “Blue Bird” name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

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

Blue Bird Body Company was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of Blue Bird’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. The Company is headquartered in Fort Valley, Georgia. References in these notes to financial statements to “Blue Bird”, the “Company,” “we,” “our,” or “us” refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The Company uses the equity method to account for its investment in an entity that is not controlled, and where the Company has the ability to exercise significant influence over operating and financial policies. Consolidated net income includes the Company’s share of net income in this entity. The difference between consolidation and the equity method impacts certain of the Company’s financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of “Equity investment in affiliate” on the Consolidated Balance Sheets and “Equity in net income of non-consolidated affiliate” on the Consolidated Statement of Operations and Comprehensive Income. The fiscal 2014 and fiscal 2013 presentation of Equity in net income of non-consolidated affiliate on the Consolidated Statement of Operations and Comprehensive Income has been reclassified from the previous presentation to conform to the current year presentation. The previous presentation showed the amounts in fiscal 2014 and 2013 net of tax expense of $0.4 million and $2.8 million, respectively. Those tax amounts are now included within the Income tax (expense) benefit line on our Consolidated Statement of Operations and Comprehensive Income.
The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2015, there were a total of 53 weeks. In fiscal years 2014 and 2013 there were a total of 52 weeks.

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

In previously reported Consolidated Statement of Cash Flows, we presented borrowings under our senior credit facility gross, as both inflows and outflows from financing activities. As these borrowings are due on demand, they are considered to have maturities of three months or less and therefore qualify for net reporting. Accordingly, in our Consolidated Statement of Cash Flows for the fiscal years ending September 27, 2014 and September 28, 2013 presented in this Report, we have reclassified borrowings under the senior credit facility from gross presentation, as previously reported, to net presentation. The prior presentation of borrowings and payments under the senior credit facility for the fiscal years ending September 27, 2014 and September 28, 2013 showed borrowings of $2.8 million and $63.7 million, respectively, and payments of $2.9 million and $63.6 million, respectively. The current presentation shows net (payments) borrowings of ($0.1 million) and $0.1 million, respectively.

2. Summary of Significant Accounting Policies

Discontinued Operations

In 2007 Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Net income (loss), net of tax associated with these discontinued operations were $(0.1) million in fiscal year 2015, $0.0 million in fiscal year 2014 and $(0.2) million in fiscal year 2013.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company by customers. The Company monitors collections and payments from customers, and generally does not require collateral. Accounts receivable are generally due within 30 to 90 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company reserves for an account when it is considered potentially uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations. The Company writes off accounts receivable if it determines that the account is uncollectible.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Generally, the Company recognizes revenue, net of sales concessions, when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and is awaiting pickup by the customer, which generally occurs within 30 days of completion. Provisions for discounts are recorded in the same period as the related revenues.

The Company classifies shipping and handling revenues and costs billed to a customer as net sales and cost of goods sold. Approximately $16.9 million, $16.0 million and $14.5 million billed to customers was included in net sales for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Approximately $14.4 million, $14.2 million and $12.6 million of related costs were included in cost of goods sold for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The Company classifies inbound shipping and handling costs and outbound shipping costs not charged to a customer which are paid for by the Company as cost of goods sold. These inbound and outbound shipping costs amounted to approximately $17.5 million, $14.8 million and $14.2 million for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. See Note 3, Supplemental Financial Information, for further information.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims, using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 3, 2015 and September 27, 2014, reserves totaled approximately $6.3 million and $6.5 million, respectively. See Note 3, Supplemental Financial Information, for further information.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facilities and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of the Company’s senior term loan approximates fair value due to the variable interest rate. See Note 9, Debt, for further discussion.

Inventories

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis using the following periods, which represent the estimated useful lives of the assets:

Buildings	15—33 years
Machinery and equipment	5—10 years
Computer equipment and software	3—7 years
Office furniture and fixtures	3—10 years

Costs, including capitalized interest and certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction in progress and are not subject to depreciation. Repairs and maintenance that do not extend the useful life of the asset are expensed as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in our Consolidated Statements of Operations and Comprehensive Income.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. To analyze recoverability, undiscounted future cash flows over the estimated remaining life of the asset are projected. If these projected cash flows are less than the carrying amount, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Judgments regarding the existence of impairment indicators are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. No impairment charge was recognized in any of the periods presented.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof.
We have two reporting units for which we test goodwill for impairment: Bus and Parts. In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. The cash flow forecasts are based on approved strategic operating plans and long-term forecasts.

During the fourth quarter of each year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

In the evaluation of indefinite lived assets for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary, or to perform a quantitative assessment by comparing the fair value of an asset to its carrying amount. The Company’s intangible asset with an indefinite useful life is the "Blue Bird" trade name. Under the qualitative assessment, an entity is not required to calculate the fair value of the asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If a qualitative assessment is not performed or if a quantitative assessment is otherwise required, then the entity compares the fair value of an asset to its carrying amount and the amount of the impairment loss, if any, is the difference between fair value and carrying value. The fair value of our trade name is derived by using the relief from royalty method, which discounts the estimated cash savings we realized by owning the name instead of otherwise having to license or lease it.

During the fourth quarter of each year presented, we performed our annual impairment assessment of our trade name which did not indicate that an impairment existed.

Our intangible asset with a definite useful life, customer relationships, is amortized over its estimated useful life of 20 years using the straight-line method and its useful life is reassessed annually. The customer relationship asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. No impairments have been recorded.

Debt Issue Costs

The Company had aggregate deferred financing costs for the fiscal years ending October 3, 2015 and September 27, 2014, of $12.0 million and $14.8 million, respectively, incurred in connection with its debt facilities. Amounts paid directly to lenders or as an original issue discount are classified as a reduction in the carrying value of the debt and total $9.9 million and $12.1 million as of October 3, 2015 and September 27, 2014, respectively. Amounts classified as issuance costs are recorded within other current assets and total $2.1 million and $2.6 million as of October 3, 2015 and September 27, 2014, respectively.

The Company’s amortization of these costs in total for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 were $3.0 million, $1.3 million and $0.1 million, respectively, and is reflected in the Consolidated Statements of Operations and Comprehensive Income as a component of interest expense. All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan; issue costs related to the revolver are amortized straight line. See Note 9, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made as of October 3, 2015. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations in its consolidated balance sheet and records in other comprehensive income certain gains and losses that arise during the period, but are deferred under pension accounting rules.

Product Warranty Costs

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

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations and Comprehensive Income. The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date. See Note 3, Supplemental Financial Information, for further discussion.

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income. For the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, the Company expensed $5.2 million, $3.7 million and $3.6 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income, related to research and development.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years.

The Company recognizes uncertain tax positions based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Environmental Liabilities

The Company records reserves for environmental liabilities on a discounted basis when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. See Note 11, Guarantees, Commitments and Contingencies, for further discussion.

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is the Company’s President and Chief Executive Officer. As discussed further in Note 12, Segment Information, the Company determined its operating and reportable segments to be Bus and Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network.

Recently Adopted Accounting Standards

In the fiscal year ending October 3, 2015, the Company has not adopted any new accounting standards that have had a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard, superseding previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The new revenue standard is effective for us in fiscal 2019. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, “Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs”. The amended guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amended guidance is limited to the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been issued and application can be retrospective. The adoption of this ASU will have a limited impact on our consolidated financial statements and will result in the reclassification of approximately $1.2 million of debt issuance costs currently classified as an asset being presented as a direct deduction from the carrying value of debt.

In April 2015, the FASB issued ASU No. 2015-04, "Compensation-Retirement Benefits". This ASU is based on the Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The guidance applies to employers that provide pension or other post-retirement benefits as part of a special termination benefit or special or contractual termination benefits not otherwise addressed in other Subtopics (for example, benefits paid at or before retirement and not paid out of a pension or other post-retirement plan). The ASU also applies to settlement of all or a part of an employer's pension or other post-retirement benefit obligation or curtailment of a pension or other post-retirement benefit plan. This new guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". This ASU is based on the removal of the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for public business entities; the pending content that links to this paragraph shall be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which is new guidance on the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable consist of amounts owed to the Company by customers. The Company monitors collections and payments from customers, and generally does not require collateral. Accounts receivable are generally due within 30 to 90 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company reserves for an account when it is considered potentially uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations. The Company writes off accounts receivable once it is determined that the account is uncollectible. Accounts receivable, net, consists of the following as of October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Accounts receivable	$13,851	$21,286
Allowance for doubtful accounts	(105)	(71)
Accounts receivable, net	$13,746	$21,215

Product Warranties

The Company's products are generally warranted against defects in material and workmanship for a period of one to five years. Activity in accrued warranty cost (current and long-term portion combined) was as follows for the fiscal years ending October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Balance at beginning of period	$15,559	$13,447
Add: current period accruals	10,425	9,593
Less: current period reductions of accrual	(8,323)	(7,481)
Balance at end of period	$17,661	$15,559

 Extended Warranty Income

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations and Comprehensive Income. Activity in deferred warranty income for the sale of extended warranties of two to five years, was as follows for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013:

(in thousands of dollars)	2015	2014	2013
Balance at beginning of period	$12,003	$10,743	$10,032
Add: current period deferred income	6,556	5,264	5,006
Less: current period recognition of income	(4,414)	(4,004)	(4,295)
Balance at end of period	$14,145	$12,003	$10,743

Self-Insurance

The accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, was as follows for the fiscal years ending October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Current portion	$3,534	$3,463
Long-term portion	2,786	3,028
Total accrued self-insurance	$6,320	$6,491

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

4. Business Combination

Background and Summary

The Company was originally formed in September 2013 as a special purpose acquisition company, or SPAC, under the name Hennessy Capital Acquisition Corp. (“HCAC” or “Hennessy Capital”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving HCAC and one or more businesses. As a SPAC, HCAC was a shell (blank check) company that had no operations and whose purpose was to go public with the intention of merging with or acquiring a company with the proceeds of the SPAC’s initial public offering (IPO). Until the consummation of the Business Combination, HCAC’s securities were traded on The NASDAQ Stock Market (“NASDAQ”) under the ticker symbols “HCAC,” “HCACU” and “HCACW”.

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

On February 24, 2015, HCAC consummated its Business Combination, pursuant to which HCAC acquired all of the outstanding capital stock of SBH from the Seller. SBH operates its business of designing and manufacturing school buses through subsidiaries and under the “Blue Bird” name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

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

Business Combination Approval and Consummation

On February 23, 2015, the Business Combination was approved by Hennessy Capital’s stockholders. On February 24, 2015, the parties consummated the Business Combination. The total purchase price was paid in a combination of cash ($100 million) and in shares of the registrant’s common stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, the Company redeemed a total of 7,494,700 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total cash payment from Hennessy Capital’s trust account to redeeming stockholders of $75 million.

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

The lock-up shares were registered on September 8, 2015 and as a result are no longer subject to the Lockup Agreement.

5. Inventory

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. Inventory consisted of the following at October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Raw materials	$43,471	$45,570
Work in process	2,658	24,062
Finished goods	3,051	1,668
Total inventory	$49,180	$71,300

6. Property, Plant and Equipment

Property, plant and equipment consists of the following at October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Land	$1,153	$839
Buildings	14,246	11,835
Machinery and equipment	55,400	64,153
Office furniture, equipment and other	1,373	2,064
Computer equipment and software	14,232	12,685
Construction in process	827	2,201
Total property, plant and equipment, gross	87,231	93,777
Less: accumulated depreciation	(58,298)	(63,828)
Total property, plant and equipment, net	$28,933	$29,949
Total depreciation expense recorded was $6.9 million, $8.0 million and $8.2 million for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

7. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at October 3, 2015 and September 27, 2014:

	2015
(in thousands of dollars)	Gross Goodwill	Accumulated Impairments	Net Goodwill
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

	2014
(in thousands of dollars)	Gross Goodwill	Accumulated Impairments	Net Goodwill
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

No impairments of goodwill have been recorded.

8. Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at October 3, 2015 and September 27, 2014:

	2015
(in thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Customer relationships	$37,425	$16,863	$20,562
Total amortized intangible assets	37,425	16,863	20,562
Indefinite lived: Trade name	39,816	—	39,816
Total intangible assets	$77,241	$16,863	$60,378

	2014
(in thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Customer relationships	$37,425	$15,001	$22,424
Finite lived: Engineering designs	12,661	12,661	—
Total amortized intangible assets	50,086	27,662	22,424
Indefinite lived: Trade name	39,816	—	39,816
Total intangible assets	$89,902	$27,662	$62,240

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Total amortization expense for intangible assets was $1.9 million, $1.9 million and $3.6 million during each of the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The 2013 expense included a separate finite lived intangible which was fully amortized as of September 28, 2013.

The aggregate amortization expense for each successive year 2016-2020 is expected to be $1.9 million, and $11.2 million thereafter.

9. Debt

Debt consisted of the following at October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
2020 senior term loan, net of discount of $9,904 and $12,132	$188,346	$222,868
Less: Current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$176,596	$211,118

In June 2014, Blue Bird Body Company, a wholly-owned subsidiary of the Company, executed a new $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, with SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank acting as joint book runners and joint lead arrangers. The Senior Credit Facility amortizes at 5% per annum payable quarterly beginning January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at October 3, 2015 and September 27, 2014. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points. No borrowings were outstanding on the Senior Revolving Credit Facility as of October 3, 2015 and September 27, 2014. Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. There were $5.1 million and $5.3 million of Letters of Credit outstanding as of October 3, 2015 and September 27, 2014, respectively. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 0.5%.

The Senior Credit Facility and the Senior Revolving Credit Facility were executed on June 27, 2014 and further amended on September 28, 2015. The Senior Credit Facility originally carried a five year term, but was amended in September of 2015 to a six year term. The Senior Credit Facility was also amended to permit the Company to pay its preferred share dividends in cash, to permit the Company to tender its existing warrants for cash from available amounts (as further defined in the credit agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements.

As of October 3, 2015 and September 27, 2014, $198.3 million and $235.0 million, respectively, were outstanding on this indebtedness. Approximately $12.7 million of fees were netted out of the proceeds of the Senior Credit Facility and paid directly to the lenders.

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

As of October 3, 2015 and September 27, 2014, the weighted-average annual effective interest rate of the Senior Credit Facility was 7.8% and 7.8%, respectively. This weighted average effective rate includes the amortization of the discount and deferred charges on the Senior Credit Facility. There were no borrowings outstanding on the Senior Revolving Credit Facility as of October 3, 2015 and September 27, 2014. Interest expense for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 was approximately $19.1 million, $6.2 million and $2.4 million, respectively.

Annual schedules of the maturity of the principal of the Senior Credit Facility and the Senior Revolving Credit Facility for the five fiscal years are as follows:

(in thousands of dollars)
Year	Amount
2016	$11,750
2017	11,750
2018	11,750
2019	11,750
2020	151,250
$198,250

10. Income Taxes

Income tax expense for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 consisted of the following components:

(in thousands of dollars)	2015	2014	2013
Current
Federal	$12,757	$190	$—
State	311	7,012	67
Foreign	—	—	—
	$13,068	$7,202	$67
Deferred
Federal	$(6,903)	$2,934	$(27,062)
State	(1,723)	305	(549)
Foreign	—	—	—
	(8,626)	3,239	(27,611)
Income tax expense (benefit)	$4,442	$10,441	$(27,544)

As a result of the Business Combination, a change in the ownership of the Company occurred which, pursuant to The Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its U.S. Federal NOLs and U.S. Federal tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire) subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years.

The effective tax rates for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 were 26.3% , 87.4% and 109.9%, respectively. The effective tax rate for the fiscal year ending October 3, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of a benefit from the change in investor tax on our non-consolidated affiliate, domestic production activities deduction, state tax items and other permanent items offset in part by interest and penalties on an uncertain tax position and transaction costs. The effective tax rate for the fiscal year ending September 27, 2014 differed from the statutory federal income tax rate of 35% primarily as a result of the recording of an uncertain tax position which negatively impacted our rate, partially offset by a benefit from the domestic production activities deduction. The effective tax rate for the fiscal year ending September 28, 2013 differed from the statutory federal income tax rate of 35% as the result of the release of a previously recorded valuation allowance.

A reconciliation between the reported income tax expense (benefit) for continuing operations and the amount computed by applying the statutory federal income tax rate of 35% is as follows:

(in thousands of dollars)	2015	2014	2013
Computed tax expense (benefit)	$5,904	$4,183	$8,770
State taxes, net of deferred benefit	(949)	877	(530)
Change in uncertain tax positions	833	4,153
Foreign taxes	—	—	74
Permanent items	(954)	1,314	56
Valuation allowance	(1)	(5,652)	(37,917)
Tax credits	(90)	5,294	(289)
Return to accrual true-ups	(386)	(93)	(343)
Investor tax on non-consolidated affiliate income	425	365	2,836
Tax rate adjustments	(1,854)	—	—
Transaction costs	1,364	—	—
Other	150	—	(201)
Income tax expense (benefit)	$4,442	$10,441	$(27,544)

During the current year, there were changes in assumptions about the Company’s ability to utilize U.S. foreign tax credits. The resulting tax rate change was applied to the cumulative beginning of year deferred tax balance for the non-consolidated affiliate, and a $1.7 million benefit was recorded to fiscal 2015 tax expense.

The total amount of gross unrecognized tax benefits as of October 3, 2015 and September 27, 2014, which were $6.4 million and $6.4 million, respectively, would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

(in thousands of dollars)	2015	2014
Balance at beginning of period	$6,389	$—
Additions as a result of tax positions taken during the current year (non-current)	—	6,389
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Lapses of applicable statute of limitations	—	—
Settlements during the year	—	—
Balance at end of the period	$6,389	$6,389

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties as of the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, were $1.1 million, $0.0 million and $0.0 million, respectively.

The Company is subject to taxation mostly in the United States and various state jurisdictions. As of October 3, 2015, tax years prior to 2011 are no longer subject to examination by federal and most state tax authorities.

The sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets are as follows:

(in thousands of dollars)	2015	2014
Deferred tax liabilities
Property, plant and equipment	$(1,901)	$(1,649)
Other intangible assets	(16,940)	(16,534)
Investor tax on non-consolidated affiliate income	(1,894)	(3,200)
Other assets	(559)	(507)
Total deferred tax liabilities	$(21,294)	$(21,890)
Deferred tax assets
NOL carryforward	$5,991	$795
Accrued expenses	9,337	5,935
Indirect effect of uncertain tax position	2,488	2,236
Compensation	18,906	16,064
Inventories	922	1,397
Unearned income	5,213	2,917
Tax credits	3,724	3,348
Total deferred tax assets	$46,581	$32,692
Less: Valuation allowance	(671)	(672)
Deferred tax assets less valuation allowance	$45,910	$32,020
Net deferred tax assets	$24,616	$10,130

11. Guarantees, Commitments and Contingencies

Litigation

As of October 3, 2015, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability is included in other long-term liabilities on the Consolidated Balance Sheets. The Company currently uses a discount rate of 12% and has accrued liabilities of approximately $0.5 million and $0.6 million for the fiscal years ending October 3, 2015 and September 27, 2014, respectively. The estimated aggregate undiscounted amount that will be incurred over the next 12 years as of October 3, 2015 and 13 years as of September 27, 2014, is $1.2 million and $1.3 million, respectively. The estimated payments for the next five years are approximately $0.1 million per year, and the aggregate amount thereafter is approximately $0.7 million. Future expenditures may exceed the amounts accrued and estimated.
Lease Commitments
The Company leases certain buildings, machinery and equipment under operating leases. Total rent expense recognized in the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, was approximately $1.5 million, $1.7 million and $1.9 million, respectively.
At October 3, 2015, the future minimum lease payments under non-cancelable operating leases with original terms exceeding one year were as follows:

(in thousands of dollars)
Years Ending	Amount
2016	$1,104
2017	996
2018	541
2019	228
2020	8
$2,877
The Company leases from third party vendors various office and plant equipment, including computers, copy machines and sweepers, that qualify for capital lease treatment under the provisions of ASC 840. Amounts due under capital lease obligations are recorded as liabilities on the Consolidated Balance Sheets, with the interest in the related assets recorded as property and equipment. Depreciation of assets recorded under capital lease obligations is included in depreciation and amortization expense on the Consolidated Statements of Operations and Comprehensive Income. These leases have remaining lease terms ranging from 2-58 months.
Leased property under capital leases is summarized as follows:

(in thousands of dollars)	2015	2014
Leased property under capital leases	$974	$531
Less: Accumulated depreciation	(328)	(309)
Leased property under capital leases, net	$646	$222

The following table summarizes, as of October 3, 2015, the Company’s future minimum lease payments under capital leases:

(in thousands of dollars)
Years Ending	Amount
2016	$251
2017	166
2018	160
Thereafter	158
Total minimum lease payments	735
Less: Amount of lease payments representing interest	(81)
Present value of future minimum capital lease payments	654
Less: Current obligations under capital leases	(214)
Long term obligations under capital leases	$440
Purchase Commitments
During the fiscal years ending October 3, 2015 and September 27, 2014, the Company entered into short-term and long-term pricing agreements with many of its major suppliers for the purchase of raw materials and parts such as steel, engines, axles and transmissions. As the quantities to be purchased by the Company vary subject to market demand of vehicles manufactured by the Company, under these agreements there are no minimum purchase commitments with the exception of propane fuel systems, engines and tonnages of certain steel products that are repetitively consumed. As of October 3, 2015, commitments for future production material totaled approximately $18.4 million. The incurrence of these commitments for the next five fiscal years is expected to be as follows:

(in thousands of dollars)
Years Ending	Amount
2016	$13,261
2017	1,105
2018	4,015
2019	—
2020	—
$18,381

12. Segment Information

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013:

Net sales

(in thousands of dollars)	2015	2014	2013
Bus	$861,665	$801,837	$730,208
Parts	57,463	53,898	46,350
Segment net sales	$919,128	$855,735	$776,558

Gross profit

(in thousands of dollars)	2015	2014	2013
Bus	$99,341	$89,315	$75,749
Parts	21,054	20,058	16,700
Segment gross profit	$120,395	$109,373	$92,449

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013:

(in thousands of dollars)	2015	2014	2013
Segment gross profit	$120,395	$109,373	$92,449
Adjustments:
Selling, general and administrative expenses	(84,561)	(91,445)	(65,332)
Interest expense	(19,078)	(6,156)	(2,371)
Interest income	113	102	214
Other income, net	—	72	96
Operating income before income taxes	$16,869	$11,946	$25,056

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013:

(in thousands of dollars)	2015	2014	2013
United States	$861,258	$760,912	660,152
Canada	49,847	76,275	76,341
Rest of world	8,023	18,548	40,065
Total net sales	$919,128	$855,735	776,558

13. Stockholders’ Deficit

Authorized and Outstanding Stock

Our certificate of incorporation authorizes the issuance of 110 million shares, consisting of 100 million shares of common stock, $0.0001 par value per share, and 10 million shares of preferred stock, $0.0001 par value, two million of which have been designated as Series A Convertible Preferred Stock (“Preferred” or "Convertible Preferred Stock") and the remaining eight million of which are undesignated. The outstanding shares of our Series A Convertible Preferred Stock and common stock are duly authorized, validly issued, fully paid and non-assessable.

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of common stock to the Seller upon consummation of the Business Combination, and (ii) 102,750 shares of common stock as a utilization fee to the Backstop Commitment Investor. Please see Note 4, Business Acquisition for a further discussion of these transactions.

At October 3, 2015, there were 20,874,882 shares of our common stock issued and outstanding.

Convertible Preferred Stock

By the filing of a Certificate of Designations (the “Certificate of Designations”) on February 24, 2015, we have designated 2.0 million shares of preferred stock as Series A Convertible Preferred Stock and, on February 24, 2015, we issued 500,000 shares of such series. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. Please see Note 4, Business Acquisition, for a further discussion of the transaction. We refer to this series as our “Series A Convertible Preferred Stock.”

Each share of Series A Convertible Preferred Stock is convertible, at the holder’s option at any time, initially into 8.6 shares of our common stock (which is equivalent to an initial conversion price of approximately $11.59 per share), subject to specified adjustments as set forth in the Certificate of Designations. As of October 3, 2015, there have been no such adjustments. In addition, beginning on or after the third anniversary of the initial issuance date, we have the right, at our option, to cause all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of common stock under certain circumstances and, if our Company undergoes certain fundamental changes, the Series A Convertible Preferred Stock will automatically be converted into common stock on the effective date of such fundamental change.

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock each quarter. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is at the sole discretion of the Company. We paid dividends in the form of shares of common stock on June 15 and September 15, 2015, totaling 182,088 shares of common stock, to the holders of our Series A Convertible Preferred Stock. As we are in an accumulated deficit position, we reduced additional paid-in capital for the dividend payment at the same amount that we recorded additional paid-in capital for the issuance of the common stock, which resulted in no net change to our Consolidated Statement of Stockholders' Deficit. The fair value of this dividend is reflected as a deduction from net income to calculate net income available to common stockholders in our Consolidated Statement of Operations and Comprehensive Income/(Loss).

In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of shares of Series A Convertible Preferred Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders the Liquidation Preference ($100.00 per share) plus all accumulated and unpaid dividends in respect of the Series A Convertible Preferred Stock (whether or not declared) to the date fixed for liquidation, winding-up or dissolution in preference to the holders of, and before any payment or distribution is made on, any other class of stock.

Warrants

Public Warrants

The Company has issued warrants to purchase its common stock which were originally issued as part of units in Hennessy Capital’s initial public offering (the “Public Warrants”). There are currently 8,809,538 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one-half of one share of our common stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Public Warrants may be exercised only for a whole number of shares of our common stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on February 24, 2020, five years after the completion of the Business Combination, or earlier upon redemption or liquidation. We may call the Public Warrants for redemption if, and only if, the reported last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. The Public Warrants are listed on the OTCQB market under the symbol "BLBDW."

Placement Warrants

The Company has issued warrants to purchase its common stock which were originally issued in connection with a private placement which occurred concurrently with Hennessy Capital’s initial public offering (the “Placement Warrants”). There were initially 12,125,000 Placement Warrants purchased at a price of $0.50 per unit for an aggregate purchase price of $6.1 million. The Placement Warrants are identical to the Public Warrants sold in the initial public offering, except that, if held by the HCAC Sponsor or its permitted assignees, they (a) may be exercised upon payment of cash or on a cashless basis; and (b) are not subject to being called for redemption. There were 2,690,462 Placement Warrants outstanding as of October 3, 2015. Each such warrant entitles the holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment.

Warrant Exchange

On March 2, 2015, we completed our offer to exchange up to a maximum of 5,750,000 of our outstanding Public Warrants for shares of our common stock, at an exchange ratio of 0.1 of a share for each Public Warrant validly tendered and not withdrawn (approximately one share for every ten Public Warrants tendered). A total of 2,690,462 Public Warrants were tendered and not properly withdrawn, resulting in a total of 269,046 shares of common stock being issued. On March 17, 2015, we completed a second offer to exchange Placement Warrants for shares of our common stock, and in such exchange offer, a total of 9,434,538 Placement Warrants were tendered and not properly withdrawn, resulting in a total of 943,454 shares of our common stock being issued. There were no cash proceeds to the Company from these exchange transactions. As a result of the exchanges, there remained a total of 2,690,462 Placement Warrants and 8,809,538 Public Warrants outstanding.

14. Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. The dilutive effect of our Convertible Preferred Stock is determined using the if-converted method. In fiscal years 2014 and 2013 presented below, there were no dilutive securities. For purposes of calculating basic earnings per share, income available to common stockholders is reduced in periods where we have paid a dividend on our Convertible Preferred Stock.

The following table presents the computation of basic and diluted net income per share for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013:

(in thousands except share data)	2015	2014	2013
Net income	$14,932	$2,757	$54,208
Less: Convertible Preferred Stock dividend	(2,247)	—	—
Net income available to common stockholders - Basic EPS numerator	$12,685	$2,757	$54,208
Add: Convertible Preferred Stock dividend	$2,247	$—	$—
Net income available to common stockholders - Diluted EPS numerator	$14,932	$2,757	$54,208
Basic weighted average shares outstanding	21,182,885	22,000,000	22,000,000
Basic earnings per share	$0.60	$0.13	$2.46
Effect of dilutive securities:
Non-qualified stock options	—	—	—
Warrants	—	—	—
Restricted stock	653	—	—
Convertible Preferred Stock - if converted	4,314,064	—	—
Diluted weighted average shares outstanding	25,497,602	22,000,000	22,000,000
Diluted earnings per share	$0.59	$0.13	$2.46

15. Share Based Compensation

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant an aggregate of 3,700,000 shares of common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights (collectively, “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than 100% of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. In fiscal years prior to 2015, we had not granted any stock options or other stock-settled awards. No portion of the options shall vest and become exercisable after the date on which the Optionee’s service with the Company and its subsidiaries terminates. The vesting of all unvested shares of common stock subject to an option will automatically be accelerated in connection with a “Change in Control,” as defined in the Plan. New shares of the Company's common stock are issued upon stock option exercises, or at the time of grant for restricted stock.

Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility because we do not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. Restricted stock units and restricted stock awards are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method.

In our fiscal 2015 third quarter, we granted 36,585 restricted stock units ("RSUs") to our Board members and 490,000 shares of restricted stock ("RSAs") to management employees. RSU's vest over 10 months, however the recipient does not receive the benefits of the award until the earlier of their termination of service from the Board or a change in control, as defined in the RSU agreements. We recognize expense for these awards over the requisite service (vesting) period as the achievement of the implicit performance condition is always probable based on our corporate charter and Board member terms. The RSA's granted vest over a 33 month period.

The following table summarizes the Company's RSA and RSU award activity for the fiscal year ending October 3, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares at September 27, 2014	—	—
Granted	526,585	$13.18
Vested	1,220	13.05
Forfeited/canceled	3,658	13.05
Unvested shares at October 3, 2015	521,707	$13.18

As of October 3, 2015, there was $6 million of total unrecognized compensation cost related to unvested RSA and RSU awards. The expense for these unvested RSA awards is expected to be recognized over a weighted-average period of 2.5 years. The expense for these unvested RSU awards is expected to be recognized over a weighted-average period of six months. In the fiscal year ending October 3, 2015, we recognized $0.9 million of stock-based compensation expense related to RSA and RSU awards.

The following table summarizes the Company's stock option activity for the fiscal year ending October 3, 2015:

(Shares and per share in actual amounts)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at September 27, 2014	—	—	—	—
Granted	1,004,000	$10.05	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 3, 2015	1,004,000	$10.05	9.48	$197
Fully vested and expected to vest at October 3, 2015	993,000	$10.05	9.48	$195
Exercisable at October 3, 2015	—

As of October 3, 2015, there was $3.4 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.5 years. In the fiscal year ending October 3, 2015, we recognized $0.7 million of stock-based compensation expense from option grants.

The weighted-average grant date fair value of options granted in the fiscal year ending October 3, 2015 is $4.14. The fair value of each option award on the grant date was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend Yield	0%
Risk-Free Interest Rate	1.7%
Expected Volatility	40.1%
Expected Term (Years)	6

Phantom Award

A phantom stock award plan was adopted by the Company in February 2007 (as amended and restated from time to time, the “Phantom Award Plan”). Upon vesting of a phantom award, the participants (including employees, directors, officers and consultants of the Company) may be eligible to receive a cash payment subject to the initial investors in the Company receiving an agreed upon return of capital. There have been two events that met the required return on capital to our investors to trigger a Phantom Award Plan payment. In February 2015, in conjunction with the Business Combination, the board of directors approved for all Phantom Award Plan participants a payment of $13.8 million.  In June 2014, in conjunction with a dividend payment to our sole stockholder, the board of directors approved a payment for all Phantom Award Plan participants totaling $24.7 million.

Additional payments under the terms of the Phantom Plan Awards may be earned when, in addition to required service under the terms of the awards, there are additional distributions to our majority stockholder. The awards are cash settled and liability classified; however, as a future distribution is not deemed probable of occurrence, no accrual has been made for the settlement of the awards as of October 3, 2015. Any future payment under the terms of the Phantom Plan would be funded by our majority stockholder. The grant date fair value of awards granted for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013 was approximately $0, $9.9 million and $0.1 million, respectively.

16. Benefit Plans
Defined Benefit Pension Plans

The Company has a defined benefit pension plan (the “Defined Benefit Plan”) covering U.S. hourly and salaried personnel. On May 13, 2002, the Defined Benefit Plan was amended to freeze new participation as of May 15, 2002, and therefore, any new employees who started on or after May 15, 2002 were not permitted to participate in the Defined Benefit Plan. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits will be calculated beyond this date.

The Company contributed $5.5 million and $5.6 million to its Defined Benefit Plan during the fiscal years ending October 3, 2015 and September 27, 2014, respectively. For the fiscal years ending October 3, 2015 and September 27, 2014, benefits paid were $7.1 million and $6.4 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $142.8 million and $142.6 million as of October 3, 2015 and September 27, 2014, respectively.

Benefit Obligations: The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan is as follows:

(in thousands of dollars)	2015	2014
Change in benefit obligation
Benefit obligation, beginning of year	$142,555	$131,293
Interest cost	5,707	6,084
Assumption changes (a)	1,246	11,489
Actuarial gain	394	65
Benefits paid	(7,104)	(6,376)
Projected benefit obligation, end of year	$142,798	$142,555

(a)
The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value Blue Bird’s future obligations and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the plan assets are as follows:

(in thousands of dollars)	2015	2014
Change in plan assets
Fair value of plan assets, beginning of year	$101,674	$93,590
Actual return on plan assets	(3,039)	9,343
Employer contribution	5,516	5,642
Expenses	(676)	(525)
Benefits paid	(7,104)	(6,376)
Fair value of plan assets, end of year	$96,371	$101,674
Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan as of October 3, 2015 and September 27, 2014. The net pension liability is reflected in the Consolidated Balance Sheets within accrued pension liability.

(in thousands of dollars)	2015	2014
Benefit obligation	$142,798	$142,555
Fair value of plan assets	96,371	101,674
Funded status	(46,427)	(40,881)
Net pension liability recognized	(46,427)	(40,881)
Fair Value of Plan Assets: The Company determines the fair value of its financial instruments in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. This topic provides a hierarchy that gives highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities. This topic requires that financial assets and liabilities be classified into one of the following three categories:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). There are no sources of significant concentration risk in the invested assets as of October 3, 2015, the measurement date.

The following tables set forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value.

	2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total
Investment Type
Equity securities	$—	$73,336	$—	$73,336
Debt securities	—	23,035	—	23,035
Total	$—	$96,371	$—	$96,371

	2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total
Investment Type
Equity securities	$—	$76,242	$—	$76,242
Debt securities	—	25,432	—	25,432
Total	$—	$101,674	$—	$101,674

Losses, net of tax, for the Defined Benefit Plan recognized in accumulated other comprehensive loss as of October 3, 2015, September 27, 2014 and September 28, 2013 were $52.8 million, $44.5 million and $38.1 million, respectively.

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $4.8 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following table represents net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, as of October 3, 2015, September 27, 2014 and September 27, 2014:

(in thousands of dollars)	2015	2014	2013
Interest cost	$5,707	$6,084	$5,700
Expected return on plan assets	(6,443)	(6,524)	(6,097)
Amortization of net loss	3,567	2,804	4,233
Net periodic benefit cost	$2,831	$2,364	$3,836
Net (income) loss	11,797	9,261	(11,649)
Amortization of net loss	(3,567)	(2,804)	(4,233)
Total recognized in other comprehensive income	$8,230	$6,457	$(15,882)
Total recognized in net periodic pension benefit cost and other comprehensive income	$11,061	$8,821	$(12,046)

The following actuarial assumptions were used to determine the benefit obligations as of fiscal years 2015 and 2014:

Weighted-average assumptions used to determine benefit obligations

	2015	2014
Discount rate	4.05%	4.10%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations.

Weighted-average assumptions used to determine net periodic benefit cost

	2015	2014
Discount rate	4.10%	4.75%
Expected long-term return on plan assets	6.37%	7.00%
Rate of compensation increase	N/A	N/A

The weighted-average asset allocations of plan assets for the Defined Benefit Plan at October 2, 2015 and September 27, 2014, the measurement date, are as follows:

	2015	2014
Equity securities	76%	75%
Debt securities	24%	25%
	100%	100%

There was no Company common stock included in equity securities. Assets of the Defined Benefit Plan are invested primarily in U.S. government securities, common stock funds and cash management funds. Assets are valued using quoted prices in active markets.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. In estimating that rate, appropriate consideration is given to the returns being earned by the plan assets in the fund and rates of return expected to be available for reinvestment and a building block method. The expected rate of return on each asset class is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long term estimate of future returns on default free U.S. government securities) and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate).

The investment strategy for pension plan assets is to limit risk through asset allocation, diversification, selection and timing. Assets are managed on a total return basis, with dividends and interest reinvested in the account.

The Company expects to contribute approximately $6.1 million to its Defined Benefit Plan in fiscal year 2016. The following benefit payments are expected to be paid to the Company’s pension plan participants in the years indicated:

(in thousands of dollars)	Amount
2016	$6,932
2017	7,088
2018	7,296
2019	7,440
2020	7,557
2021-2025	41,092
$77,405

Defined Contribution Plans

The Company has a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. The Company had contributed one percent of the employees’ compensation, subject to certain limitations. Beginning in calendar year 2013, the Company ceased the 1% contribution and offered a 50% match on the first 6% of the employee’s contributions. The plans also provide for an additional discretionary match depending on Company performance. The Company contributed approximately $1.7 million, $1.3 million and $1.0 million to the 401(k) plan during the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s balance sheet under accrued expenses. Total expense related to this plan recorded for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, was approximately $10 million, $9.6 million and $8.9 million, respectively.

Employee Compensation Plans

The Management Incentive Plan (the “MIP”) compensates certain key salaried management employees and is based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance as well as a net debt metric. Bonus liabilities of $4.7 million and $8.7 million are included in the Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014, respectively.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin Minibus entered into a venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest, accounts for Micro Bird under the equity method of accounting and does not consolidate the venture, as the Company does not have control based on the shared powers of both venture partners to direct the activities that most significantly impact Micro Bird’s financial performance. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings and losses and dividends received. At October 3, 2015 and September 27, 2014, the Company had an investment of $12.5 million and $9.9 million, respectively.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $2.6 million, $1.2 million and $1.8 million in equity in net income of non-consolidated affiliate for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Summarized financial information for Micro Bird from its September 30, 2015, 2014 and 2013 financial results is as follows:

	Balance Sheet
(in thousands of dollars)	2015	2014
Current assets	$18,239	$29,568
Non-current assets	9,412	11,166
Total assets	27,651	40,734
Current liabilities	9,248	22,787
Non-current liabilities	233	75
Total liabilities	9,481	22,862
Net assets	$18,170	$17,872

	Income Statement
(in thousands of dollars)	2015	2014	2013
Revenues	$109,777	$77,632	$77,116
Gross profit	13,278	9,044	9,343
Operating income	8,003	4,373	4,906
Net income	$5,760	$2,440	$3,650

Note 18. Quarterly Information (Unaudited)

(in thousands except per share data)
2015	First	Second	Third	Fourth
Total revenue	$165,833	$183,018	$262,653	$307,624
Gross profit	19,478	23,030	36,662	41,225
Operating profit (loss)	4,019	(10,920)	19,258	23,477
Income (loss) from continuing operations	(624)	(11,095)	10,683	16,097
Income (loss) from discontinued operations, net of tax	(4)	—	—	(125)
Net income (loss)	$(628)	$(11,095)	$10,683	$15,972
Less: Preferred Stock dividend	—	—	1,239	1,008
Net income (loss) available to common stockholders - Basic EPS numerator	$(628)	$(11,095)	$9,444	$14,964
Income (loss) per common share
Basic	$(0.03)	$(0.52)	$0.46	$0.72
Diluted	$(0.03)	$(0.52)	$0.42	0.63
2014
Total revenue	$145,993	$195,672	$240,326	$273,744
Gross profit	20,460	26,002	33,762	29,149
Operating profit (loss)	6,358	11,572	(4,607)	4,605
Income (loss) from continuing operation	4,069	7,634	(7,933)	(1,055)
Income ( loss) from discontinued operations, net of tax	(6)	(5)	(127)	180
Net income(loss)	$4,063	$7,629	$(8,060)	$(875)
Income (loss) per common share
Basic	$0.18	$0.35	$(0.37)	$(0.04)
Diluted	$0.18	$0.35	$(0.37)	$(0.04)

Net income (loss) per share in each quarter is computed using the weighted-average number of shares outstanding during the quarter while net income (loss) per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' net income (loss) per share will not necessarily equal the full year net income (loss) per share.

Diluted EPS data for the third quarter of 2015 presented above has been revised from $0.38, as previously reported, to $0.42  We made an immaterial correction to our dilutive share denominator to correctly present the dilutive impact of our outstanding warrants, each of which is exercisable into a half share of our common stock. The dilutive share impact was reduced from 3,054,478 to 358,950 shares.

19. Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through the date the consolidated financial statements were issued.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous independent registered public accounting firm:

In a Current Report on Form 8-K filed by Hennessy Capital on July 7, 2014, Hennessy Capital made the following disclosures:

“On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of Rothstein Kass & Company, P.C. and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for Hennessy Capital Acquisition Corp. (the “Company”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Company.

During the fiscal year ended December 31, 2013, Rothstein Kass’s audit report on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2013 and the subsequent period through the date of this Current Report on Form 8-K, (i) there were no disagreements between the Company and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Rothstein Kass’s satisfaction, would have caused Rothstein Kass to make reference in connection with Rothstein Kass’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.”

Hennessy Capital provided Rothstein Kass with a copy of the above-mentioned disclosure, and requested that Rothstein Kass furnish it with a letter addressed to the SEC stating whether it agreed with the above-mentioned disclosure. The letter from Rothstein Kass, dated July 7, 2014, was filed as Exhibit 16.1 to Hennessy Capital’s Current Report on Form 8-K filed by Hennessy Capital on July 7, 2014.

On February 28, 2015, the Company’s Audit Committee confirmed, recommended and approved the dismissal of KPMG LLP (“KPMG”) as Hennessy Capital’s independent registered public accounting firm. For the year ended December 31, 2014, KPMG’s audit report on Hennessy Capital’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. However, such report was modified as to uncertainty regarding a substantial doubt about Hennessy Capital’s ability to continue as a going concern given Hennessy Capital’s negative working capital at December 31, 2014, and other matters.

During the year ended December 31, 2014 and the subsequent period through the date of KPMG’s dismissal, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Hennessy Capital and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference in connection with KPMG’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K. We have given permission to KPMG to respond fully to the inquiries of the successor auditor. We furnished a copy of this disclosure to KPMG and requested that KPMG furnish us with a letter addressed to the SEC stating whether such firm agrees with the above statements. Such letter from KPMG, dated March 5, 2015, was filed as Exhibit 16.1 to the Current Report on Form 8-K/A filed by the company on March 6, 2015.

New independent registered public accounting firm:

On February 28, 2015, as part of the change in independent registered public accounting firms described in Section (a)(ii) above, the Company’s Audit Committee confirmed, recommended and approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending October 3, 2015.

During the two most recent fiscal years and through February 28, 2015, Hennessy Capital had not consulted with PricewaterhouseCoopers LLP regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the financial statements of Hennessy Capital, or (2) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of October 3, 2015, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of October 3, 2015.

Remediation of Material Weaknesses

During the year ended October 3, 2015, we implemented internal control procedures to address previously identified material weaknesses related to (1) the preparation and review our financial statements and (2) information technology controls related to user access as certain users had access not commensurate with their roles. In connection with the identification of material weaknesses in our internal control over financial reporting, we evaluated, designed and implemented controls and procedures to address these weaknesses. These measures included hiring of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting, information technology and income taxes, supplemented by external resources as necessary. Resources have been added in each of these areas and additional training of existing resources has taken place. These resources implemented incremental procedures and reviews of financial statement preparation and the application of technical accounting including the preparation of our tax provision. Further, we improved controls within our information technology systems to better align user roles and access management protocols. We also enhanced our risk assessment and monitoring controls, including enhancing our internal audit function, to ensure that control activities are appropriately designed, implemented and operating effectively. As of the end of the previous fiscal 2015 interim periods, we had not yet determined that these internal control changes had operated effectively for a sufficient period of time to conclude that the material weaknesses previously identified had been remediated. During the fourth quarter of our year ended October 3, 2015, we completed our assessment of the operating effectiveness of these controls. After completing our assessment of the design and operating effectiveness of these new controls and procedures, we concluded that we have remediated the previously identified material weaknesses as of October 3, 2015.

Changes in Internal Control over Financial Reporting

Other than the changes above, there have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on March 10, 2016. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters”, “Election of Directors” and “Executive Officers” contained in the Proxy Statement.

Item 11. Executive Compensation

The information responsive to this item is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement. See also the section entitled “Equity Compensation Plan Information” in Item 5 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters” and “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information responsive to this item is incorporated by reference from the section entitled “Certain Accounting and Audit Matters” contained in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013

Consolidated Statements of Changes in Stockholders' Deficit for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013

Consolidated Statements of Cash Flows for the fiscal years ending October 3, 2015, September 27, 2014 and September 28, 2013

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules:

Financial Statement Schedule II - Valuation and Qualifying Accounts is included in this Annual Report on page 97. All other schedules are not required under the related instructions or are not applicable.

(b)   Exhibits:

Exhibit No.    Description

2.1†
Purchase Agreement, dated as of September 21, 2014, by and among the registrant, Hennessy Capital Partners I LLC (solely for purposes of Section 10.01(a) thereof) and The Traxis Group B.V. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

2.2
Amendment No. 1 to Purchase Agreement, dated as of February 10, 2015, by and among the registrant, Hennessy Capital Partners I LLC (solely for purposes of Section 10.01(a) thereof) and The Traxis Group B.V. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 11, 2015).

2.3
Amendment No. 2 to Purchase Agreement, dated as of February 18, 2015, by and among the registrant, Hennessy Capital Partners I LLC (solely for purposes of Section 10.01(a) thereof) and The Traxis Group B.V. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on February 19, 2015).

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 26, 2015).

3.2
The registrant’s Certificate of Designations establishing its Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on February 26, 2015).

3.3	The registrant’s Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 (File No. 333-192982) filed by the registrant on December 20, 2013).

4.1	Specimen stock certificate for the registrant’s common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.2
Specimen stock certificate for the registrant’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.3	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.4
Warrant Agreement, dated as of January 16, 2014, between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2014).

4.5
Credit agreement, dated as of June 27, 2014, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe General, as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.6*
First Amendment to Credit agreement, dated as of September 28, 2015, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe General, as administrative agent.

10.1
Registration Rights Agreement between the registrant and certain security holders entered into in connection with the registrant’s initial public offering (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2014).

10.2††	Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (incorporated by reference to Annex D to the registrant’s definitive Proxy Statement, as filed on January 20, 2015).

10.3
Amended and Restated Preferred Subscription Agreement dated as of September 23, 2014 by and among Hennessy Capital Acquisition Corp., The Traxis Group B.V. and the investors named therein providing, among other things, for the PIPE Investment (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

10.4
Form of Backstop and Subscription Agreement by and among the registrant, The Traxis Group B.V., Hennessy Capital Partners I LLC and the investors named therein providing, among other things, for the Common Backstop Placement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

10.5
Director Removal Letter Agreement, dated as of September 21, 2014, by and between The Traxis Group B.V. and Hennessy Capital Partners I LLC. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

10.6
Sponsor Warrant Exchange Letter Agreement, dated as of September 21, 2014, by and among the registrant, The Traxis Group B.V. and Hennessy Capital Partners I LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

10.7
Registration Rights Agreement, dated as of February 24, 2015, by and among Blue Bird Corporation (formerly known as Hennessy Capital Acquisition Corp.), The Traxis Group B.V. and the investors named therein (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.8
Form of Seller Lock-Up Agreement, by and between the registrant and The Traxis Group B.V. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

10.9
Form of Sponsor Lock-Up Agreement, by and among The Traxis Group B.V., Hennessy Capital Partners I LLC and the stockholders named therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on September 24, 2014).

10.10††	Phantom Equity Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015 at 11:39:34 a.m.).

10.11††	Amendment No. 1 to Phantom Equity Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.12††
Form of grant agreement for incentive stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.13††
Form of grant agreement for non-qualified stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.14††
Form of grant agreement for restricted stock granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.15††	Form of grant agreement for restricted stock units granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.16
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

10.17
Director Removal Letter Agreement, dated as of February 18, 2015, by and between The Traxis Group B.V. and the investors named therein (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on February 19, 2015).

10.18
Founder Share Cancellation Agreement, dated as of February 10, 2015, by and among Hennessy Capital Acquisition Corp., Hennessy Capital Partners I LLC and The Traxis Group B.V. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on February 11, 2015).

10.19
Form of indemnity agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.20††
Employment Agreement, dated as of April 1, 2011, between School Bus Holdings Inc. and Philip Horlock (incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.21††
First Amendment to Employment Agreement dated as of April 1, 2011 between School Bus Holdings Inc. and Philip Horlock made as of June 1, 2012 (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.22††
Employment Agreement, dated as of May 1, 2011, between School Bus Holdings Inc. and John Kwapis (incorporated by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.23††
First Amendment to Employment Agreement dated as of May 1, 2011 between School Bus Holdings Inc. and John Kwapis made as of June 1, 2012 (incorporated by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.24††
Severance Agreement, dated as of March 1, 2007, between Blue Bird Corporation and Michael McCurdy (incorporated by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.25††
Severance Agreement, dated as of May 10, 2012, between Blue Bird Corporation and Phillip Tighe (incorporated by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.26††
Severance Agreement, dated as of May 10, 2012, between Blue Bird Corporation and Dale Wendell (incorporated by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.27††
Severance Agreement, dated as of July 1, 2008, between School Bus Holdings Inc. and Paul Yousif (incorporated by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.28††
Form of Restricted Stock Unit Grant Agreement for directors under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A filed by the registrant on August 18, 2015).

14.1	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

21.1*	Subsidiaries of the registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Amended and restated charter of the Audit Committee of the registrant’s Board of Directors (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

99.2
Amended and restated charter of the Compensation Committee of the registrant’s Board of Directors (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

99.3
Charter of the Corporate Governance and Nominating Committee of the registrant’s Board of Directors (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________
*Filed herewith.
†The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
††Management contract or compensatory plan or arrangement.
^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:
	Balance at Beginning of Period	Charges to Expense/ (Income)	Doubtful Accounts Written Off, Net	Balance at End of Period
(in thousands of dollars)
Fiscal Year Ending
September 28, 2013	$60	$21	$—	$81
September 27, 2014	$81	$(9)	$(1)	$71
October 3, 2015	$71	$34	$—	$105

Deferred Tax Valuation Allowance:
	Balance at Beginning of Period	Charges to Expense/ (Income)	Charges utilized/Write offs	Balance at End of Period
(in thousands of dollars)
Fiscal Year Ending
September 28, 2013	$42,124	$—	$(35,800)	$6,324
September 27, 2014	$6,324	$—	$(5,652)	$672
October 3, 2015	$672	$—	$(1)	$671

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December ____, 2015                By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Phil Horlock	President, Chief Executive Officer and Director
Phil Horlock	(Principal Executive Officer)	December 15, 2015

/s/ Phil Tighe	Chief Financial Officer
Phil Tighe	(Principal Financial and Accounting Officer)	December 15, 2015

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 15, 2015

/s/ Dennis Donovan
Dennis Donovan	Director	December 15, 2015

/s/ Chan Galbato
Chan Galbato	Director	December 15, 2015

/s/ Adam Gray
Adam Gray	Director	December 15, 2015

/s/ Daniel J. Hennessy
Daniel J. Hennessy	Director	December 15, 2015

/s/ Dev Kapadia
Dev Kapadia	Director	December 15, 2015

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 15, 2015