Form 10-Q
period 2016-01-02
Blue Bird Corp
filed 2016-02-09
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	❑ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

As of February 5, 2016, there were issued and outstanding 20,986,531 shares of the registrant’s common stock, $0.0001 par value.

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

•	the outcome of any legal proceedings that may be instituted against us;

•	the risk that the Business Combination disrupts current plans and operations as a result of the consummation of the transactions contemplated thereby;

•	changes in applicable laws or regulations; and

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Form 10-K , filed with the SEC on December 15, 2015. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2015 Form 10-K, filed with the SEC on December 15, 2015.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	As of January 2, 2016	As of October 3, 2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,632	$52,861
Accounts receivable, net	12,406	13,746
Inventories	71,488	49,180
Other current assets	3,683	3,960
Deferred tax asset	9,315	9,150
Total current assets	$113,524	$128,897
Property, plant and equipment, net	28,471	28,933
Goodwill	18,825	18,825
Intangible assets, net	59,911	60,378
Equity investment in affiliate	12,926	12,505
Deferred tax asset	14,970	15,466
Other assets	2,342	1,721
Total assets	$250,969	$266,725
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$66,406	$79,333
Accrued warranty costs	6,799	7,418
Accrued expenses	15,017	22,980
Deferred warranty income	4,899	4,862
Other current liabilities	7,113	7,072
Current portion of senior term debt	11,750	11,750
Total current liabilities	$111,984	$133,415
Long-term liabilities
Revolving senior credit facility	$10,000	$—
Long-term debt	173,150	175,418
Accrued warranty costs	9,784	10,243
Deferred warranty income	9,183	9,283
Other liabilities	13,324	13,169
Pension liability	45,074	46,427
Total long-term liabilities	$260,515	$254,540
Guarantees, commitments and contingencies (Note 5)
Stockholders' deficit
Series A preferred stock , $0.0001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at January 2, 2016 and October 3, 2015; liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,983,777 and 20,874,882 issued and outstanding at January 2, 2016 and October 3, 2015, respectively	2	2
Additional paid-in capital	17,146	15,887
Accumulated deficit	(137,682)	(135,345)
Accumulated other comprehensive loss	(50,996)	(51,774)
Total stockholders' deficit	$(121,530)	$(121,230)
Total liabilities and stockholders' deficit	$250,969	$266,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except for share data)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
	(unaudited)	(unaudited)
Net sales	$131,333	$165,833
Cost of goods sold	112,580	146,355
Gross profit	$18,753	$19,478
Operating expenses
Selling, general and administrative expenses	17,079	15,459
Operating income	$1,674	$4,019
Interest expense	(4,243)	(5,135)
Interest income	22	32
Other income, net	16	11
Loss before income taxes	$(2,531)	$(1,073)
Income tax (expense) benefit	(209)	421
Equity in net income of non-consolidated affiliate	421	28
Loss from continuing operations	$(2,319)	$(624)
Loss from discontinued operations, net of tax	(18)	(4)
Net loss	$(2,337)	$(628)
Defined benefit pension plan, net of tax of $419 and $319, respectively	778	594
Comprehensive loss	$(1,559)	$(34)
Net loss (from above)	$(2,337)	$(628)
Preferred stock dividend	$998	$—
Net loss available to common stockholders	$(3,335)	$(628)
Earnings per share:
Basic and diluted weighted average shares outstanding	20,897,789	22,000,000
Basic and diluted loss per share	$(0.16)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,337)	$(628)
Loss from discontinued operations, net of tax	18	4
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,994	2,263
Amortization of debt costs	719	809
Share-based compensation	1,120	—
Equity in net income of affiliate	(421)	(28)
Loss on disposal of fixed assets	—	469
Deferred taxes	(88)	(11)
Provision for bad debt	(5)	(33)
Amortization of deferred actuarial pension losses	1,197	913
Changes in assets and liabilities
Accounts receivable	1,345	6,952
Inventories	(22,308)	2,384
Other assets	(392)	684
Accounts payable	(12,322)	(25,452)
Accrued expenses, pension and other liabilities	(10,068)	(19,276)
Total adjustments	$(39,229)	$(30,326)
Net cash used in continuing operations	$(41,548)	$(30,950)
Net cash used in discontinued operations	(18)	(4)
Total cash used in operating activities	$(41,566)	$(30,954)
Cash flows from investing activities
Cash paid for fixed assets	(1,671)	(861)
Total cash used in investing activities	$(1,671)	$(861)
Cash flows from financing activities
Net borrowings under the senior credit facility	$10,000	$—
Repayments under the senior term loan	(2,938)	(2,938)
Cash paid for capital leases	(54)	(27)
Cash paid for debt costs	—	(2,872)
Total cash provided by/(used in) financing activities	$7,008	$(5,837)
Change in cash and cash equivalents	(36,229)	(37,652)
Cash and cash equivalents at beginning of period	52,861	61,137
Cash and cash equivalents at end of period	$16,632	$23,485
Non-cash investing and financing activity
Change in accounts payable for capital additions to property, plant and equipment	618	224
Common stock dividend on Series A preferred stock (market value of common shares)	998	—
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

Blue Bird Body Company, a wholly-owned subsidiary of Blue Bird, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of Blue Bird’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. We are headquartered in Fort Valley, Georgia. References in these notes to financial statements to “Blue Bird”, the “Company,” “we,” “our,” or “us” refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The Company uses the equity method to account for its investment in an entity that is not controlled, and where the Company has the ability to exercise significant influence over operating and financial policies. Consolidated net loss includes the Company’s share of net (loss) income in this entity. The difference between consolidation and the equity method impacts certain of the Company’s financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of “Equity investment in affiliate” on the Consolidated Balance Sheets and “Equity in net income of non-consolidated affiliate” on the Consolidated Statements of Operations and Comprehensive Loss. The first quarter 2015 presentation of Equity in net income of non-consolidated affiliate on the Consolidated Statement of Operations and Comprehensive Loss has been reclassified from the previous presentation to conform to the current year presentation. The previous presentation showed the amounts in the first quarter of 2015 net of tax expense of $10.0 thousand. Those tax amounts are now included within the Income tax (expense) benefit line on our Consolidated Statement of Operations and Comprehensive Loss.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X.

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of 13 weeks in most years. In fiscal year 2016 there are a total of 52 weeks. Our first quarter in fiscal year 2016 had 13 weeks. Our first quarter in fiscal year 2015 had 14 weeks.

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

The Condensed Consolidated Balance Sheet data as of October 3, 2015 was derived from the Company’s audited financial statements but do not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended October 3, 2015 as set forth in the Company's 2015 Form 10-K filed on December 15, 2015.

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. During the first quarter of 2016, the Company adopted ASU 2015-03 and as a result reclassified $1.2 million of debt issuance costs, net, from Other assets to Long- term debt on our consolidated balance sheets as of October 3, 2015. Long-term debt as of October 3, 2015 was previously presented as $176.6 million. Due to the retrospective application of ASU 2015-03, Long-term debt is now presented as $175.4 million as of October 3, 2015.

Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.   As of January 2, 2016, the adoption of this ASU would result in the reclassification of approximately $9.3 million from current assets to non-current assets. Future impact will be driven by the composition of our deferred tax accounts.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-04, "Compensation-Retirement Benefits" ("Topic 715"). This ASU is based on the "Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets". The guidance applies to employers that provide pension or other post-retirement benefits as part of a special termination benefit or special or contractual termination benefits not otherwise addressed in other Subtopics (for example, benefits paid at or before retirement and not paid out of a pension or other post-retirement plan). The ASU also applies to settlement of all or a part of an employer's pension or other post-retirement benefit obligation or curtailment of a pension or other post-retirement benefit plan. This new guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We plan to adopt this standard as of the end of our 2016 fiscal year, and do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

2.	Supplemental Financial Information

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

(in thousands of dollars)	As of January 2, 2016	As of October 3, 2015
Raw materials	$47,122	$43,471
Work in process	20,414	2,658
Finished goods	3,952	3,051
Total inventory	$71,488	$49,180

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

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations and Comprehensive Loss. The methodology to determine our short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

Activity in accrued warranty cost (current and long-term portion combined) was as follows for the three months ended January 2, 2016 and January 3, 2015:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Balance at beginning of period	$17,661	$15,559
Add: current period accruals	1,385	1,849
Less: current period reductions of accrual	(2,463)	(2,182)
Balance at end of period	$16,583	$15,226

Extended Warranty Income

Activity in deferred warranty income, for the sale of extended warranties of two to five years, was as follows for the three months ended January 2, 2016 and January 3, 2015:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Balance at beginning of period	$14,145	$12,003
Add: current period deferred income	1,186	1,167
Less: current period recognition of income	(1,249)	(1,095)
Balance at end of period	$14,082	$12,075

Self-Insurance

Our accrued self-insurance liability, comprised of workers compensation and health insurance related claims, was as follows:

(in thousands of dollars)	As of January 2, 2016	As of October 3, 2015
Current portion	$3,275	$3,534
Long-term portion	2,755	2,786
Total accrued self-insurance	$6,030	$6,320

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

Shipping and Handling Revenue

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $2.5 million and $3.6 million for the three months ended January 2, 2016 and January 3, 2015, respectively. The related cost of goods sold was $2.0 million and $3.2 million for the three months ended January 2, 2016 and January 3, 2015, respectively.

Pension Expense

Components of net periodic pension benefit cost for the three months ended January 2, 2016 and January 3, 2015 were as follows:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Interest cost	$1,411	$1,427
Expected return on plan assets	(1,528)	(1,599)
Amortization of prior loss	1,197	913
Net periodic benefit cost	$1,080	$741
Amortization of prior loss, recognized in other comprehensive income	1,197	913
Total recognized in net periodic pension benefit cost and other comprehensive income	$(117)	$(172)

Earnings per Share
For the three months ended January 2, 2016, due to the net loss attributable to our common stockholders, potential common shares that would cause dilution, such as warrants, employee stock options and restricted stock units, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended January 2, 2016, the fully diluted shares would have been 4,328,729. There were no dilutive securities outstanding for the three months ended January 3, 2015.

3.	Debt

Long-term debt consists of the following:

(in thousands of dollars)	As of January 2, 2016	As of October 3, 2015
2020 senior term loan, net of discount of $10,412 and $11,082	$184,900	$187,168
Less: current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$173,150	$175,418

In June 2014, Blue Bird Body Company executed a new $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The Senior Credit Facility amortizes at 5% per annum payable quarterly beginning January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and is 6.5% at both January 2, 2016 and October 3, 2015. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points. Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. There were $5.1 million of Letters of Credit outstanding on January 2, 2016. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 0.5%.

The Senior Credit Facility and the Senior Revolving Credit Facility were executed on June 27, 2014 and further amended on September 28, 2015. The Senior Credit Facility has a six year term and the Senior Revolving Credit Facility originally had a five year term but was amended to a six year term. The Senior Credit Facility was also amended to permit the Company to pay its preferred share dividends in cash, to permit the Company to tender cash for its existing warrants from available amounts (as further defined in the credit agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements.

As of January 2, 2016 and October 3, 2015, $195.3 million and $198.3 million, respectively, were outstanding on this indebtedness. Approximately $12.7 million in fees was netted out of the proceeds of the Senior Credit Facility and paid directly to the lenders. An additional $1.6 million in fees was paid to third parties and are recorded as a reduction in the carrying value of debt on our Condensed Consolidated Balance Sheets.

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

As of January 2, 2016 and October 3, 2015, the weighted-average annual effective interest rate was 8% and 7.8%, respectively. There was $10.0 million and $0 million of borrowings outstanding on the Senior Revolving Credit Facility as of January 2, 2016 and October 3, 2015, respectively. Interest expense for the three months ended January 2, 2016 and January 3, 2015 was approximately $4.2 million and $5.1 million, respectively.

The schedules of remaining principal maturity for the Senior Credit Facility and the Senior Revolving Credit Facility for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Amount
2016	$8,812
2017	11,750
2018	11,750
2019	11,750
2020	161,250
$205,312

4.	Income Taxes
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

The effective tax rates for the three month periods ended January 2, 2016 and January 3, 2015 were (8.3)% and 39.2%, respectively. The effective tax rate for the three month period ended January 2, 2016 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from current period operating losses and recording the impact of new tax legislation, offset by discrete items increasing tax expense this period, including: a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions. In totality when applied against our reported pre-tax loss this period, these items result in a negative tax rate. The effective tax rate for the three month period ended January 3, 2015 differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction and a discrete tax benefit from the extension of the U.S Federal Research and Development Tax Credit of 2014, offset in part by interest and penalties.

Of the total amount of gross unrecognized tax benefits as of January 2, 2016, $6.4 million would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties as of January 2, 2016 was $1.4 million.

5.	Guarantees, Commitments and Contingencies

Litigation

As of January 2, 2016, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the three months ended January 2, 2016 and January 3, 2015:

Net sales

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Bus	$118,479	$151,984
Parts	12,854	13,849
Segment net sales	$131,333	$165,833

Gross profit

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Bus	$13,746	$14,302
Parts	5,007	5,176
Segment gross profit	$18,753	$19,478

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the three months ended January 2, 2016 and January 3, 2015:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Segment gross profit	$18,753	$19,478
Adjustments:
Selling, general and administrative expenses	(17,079)	(15,459)
Interest expense	(4,243)	(5,135)
Interest income	22	32
Other income, net	16	11
Operating loss before income taxes	$(2,531)	$(1,073)

Sales are attributable to geographic areas based on customer location and were as follows for the three months ended January 2, 2016 and January 3, 2015:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
United States	$126,802	$155,951
Canada	3,088	9,159
Rest of world	1,443	723
Total net sales	$131,333	$165,833

7. Business Combination

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

Preferred Stock Subscription Agreement

In our preferred stock subscription agreement, an investor agreed to purchase from Hennessy Capital, concurrent with the consummation of the closing of the Business Combination, 400,000 shares of Series A Convertible Preferred Stock for gross proceeds of approximately $40 million, subject to a possible increase to up to 500,000 shares or approximately $50 million (the “PIPE Investment”).

On February 18, 2015, Hennessy Capital entered into a subscription agreement with four funds managed by Coliseum Capital Management, LLC (the “Common/Preferred Investor”) pursuant to which the Common/Preferred Investor agreed to purchase $25 million worth of shares of Hennessy Capital common stock, through (i) open market or privately negotiated transactions with third parties, at a purchase price of up to $10.00 per share, (ii) a private placement with consummation to occur concurrently with that of the Business Combination at a purchase price of $10.00 per share, or (iii) a combination thereof, and further agreed to purchase 100,000 shares of Series A Convertible Preferred Stock pursuant to a private placement for gross proceeds of approximately $10.0 million to occur concurrently with that of the Business Combination.

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

On February 24, 2015, at the closing of the Business Combination, the PIPE Investment investor purchased 400,000 shares of the Company’s Series A Convertible Preferred Stock from the Company for aggregate gross proceeds of approximately $40 million and the Common/Preferred Investor purchased 100,000 shares of the Company’s Series A Convertible Preferred Stock from the Company for aggregate gross proceeds of approximately $10 million. In addition, at the closing, the Company issued to another investor 102,750 shares referenced in the Purchase Agreement as “Utilization Fee Shares”, and the Common/Preferred Investor purchased 2,500,000 shares of the Company’s common stock from the Company for aggregate gross proceeds of $25 million.

Registration Rights Agreement

On February 24, 2015, the Company entered into a registration rights agreement with the Seller and other investors (the “Registration Rights Agreement”). The parties were granted registration rights that obligate Blue Bird Corporation to register for resale, among other shares, all or any portion of the shares of the Company’s capital stock that were issued by the Company in connection with the Business Combination (including the shares of common stock underlying the Series A Preferred Stock).

On April 27, 2015, a registration statement on Form S-3 filed by the Company in connection with, among other things, its obligations under the Registration Rights Agreement, was declared effective by the SEC.

Under the Registration Rights Agreement, the parties also hold “piggyback” registration rights exercisable at any time that allow them to include the shares of Blue Bird Corporation common stock that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on forms that do not permit registration for resale by them). The “piggyback” registration rights are subject to proportional cutbacks based on the manner of such offering and the identity of the party initiating such offering.

Blue Bird Corporation will pay all expenses incidental to its obligations under the Registration Rights Agreement, including any underwriting discounts and commissions payable by the parties to that agreement in connection with the sale of their shares under the Registration Rights Agreement.

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

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of common stock to the Seller upon consummation of the Business Combination, and (ii) 102,750 shares of common stock as a utilization fee to another investor. Please see Note 7 for a further discussion of these transactions.

At January 2, 2016, there were 20,983,777 shares of our common stock issued and outstanding.

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

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is in the sole discretion of the Company. Since the issuance of the Series A Convertible Preferred Stock, we have paid three dividends in the form of 278,022 shares of common stock to the holders of our Series A Convertible Preferred Stock. As we are in an accumulated deficit position, we reduce Additional paid-in capital for dividend payments at the same amount that we record Additional paid-in capital for the issuance of the common stock, which results in no net change to our Stockholders' Deficit. The fair value of this dividend is reflected as a deduction from net loss to calculate net loss available to common stockholders in our Condensed Consolidated Statement of Operations.

In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of shares of Series A Convertible Preferred Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders the Liquidation Preference ($100.00 per share) plus all accumulated and unpaid dividends in respect of the Series A Convertible Preferred Stock (whether or not declared) to the date fixed for liquidation, winding-up or dissolution in preference to the holders of, and before any payment or distribution is made on any other class of stock.

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

Placement Warrants

The Company issued warrants to purchase its common stock in connection with a private placement which occurred concurrently with Hennessy Capital’s initial public offering (the “Placement Warrants”). There were initially 12,125,000 Placement Warrants purchased at a price of $0.50 per unit for an aggregate purchase price of $6.1 million. The Placement Warrants are identical to the Public Warrants sold in the initial public offering, except that, if held by the HCAC Sponsor or its permitted assignees, they (a) may be exercised for cash or on a cashless basis; and (b) are not subject to being called for redemption. There were 2,690,462 Placement Warrants outstanding as of January 2, 2016. Each such warrant entitles the holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three months ended January 2, 2016 and January 3, 2015 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 3, 2015 as “fiscal 2015”. We refer to the quarter ended January 2, 2016 as the “first quarter of fiscal 2016” and we refer to the quarter ended January 3, 2015 as the “first quarter of fiscal 2015”. There were 14 weeks in the first quarter of fiscal 2015 and 13 weeks in the first quarter of fiscal 2016.

Introductory Note

On February 24, 2015, the Company consummated the previously announced business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and, solely for purposes of Section 10.01(a) thereof, Hennessy Capital Partners I LLC (the “HCAC Sponsor”), as amended on February 10, 2015 and February 18, 2015 (as so amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100 million and in shares of the Company’s common stock (12,000,000 shares valued at a total of $120 million).

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

Critical Accounting Policies and Estimates, Recent Accounting Pronouncements

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s Form10-K, filed with the SEC on December 15, 2015 under the caption “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended January 2, 2016.

Recent Accounting Pronouncements

See discussion in Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a discussion of new and recently adopted accounting pronouncements.

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

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. Blue Bird refinanced its senior debt in June 2014, entering into a $235.0 million first lien credit agreement and a $60.0 million revolving credit agreement. Proceeds of the refinancing were used to repay existing indebtedness and to finance a dividend payment to our sole stockholder.

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

Our measure of “free cash flow” is a non-GAAP financial measure. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

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

 Consolidated Results of Operations for the Three Months Ended January 2, 2016 and January 3, 2015

(in thousands of dollars)	Three Months Ended January 2, 2016	$ and % Increase (Decrease)		Three Months Ended January 3, 2015
Net sales	$131,333	$(34,500)	(20.8)%	$165,833
Cost of goods sold	112,580	(33,775)	(23.1)%	146,355
Gross profit	$18,753	$(725)	(3.7)%	$19,478
Operating expenses
Selling, general and administrative expenses	17,079	1,620	10.5%	15,459
Operating profit	$1,674	$(2,345)	(58.3)%	$4,019
Interest expense	(4,243)	(892)	17.4%	(5,135)
Interest income	22	(10)	(31.3)%	32
Other income, net	16	5	45.5%	11
Operating loss before income taxes	$(2,531)	$(1,458)	N.M.	$(1,073)
Income tax (expense) benefit	(209)	630	N.M.	421
Equity in net income of non-consolidated affiliate	421	393	N.M.	28
Loss from continuing operations	$(2,319)	$(1,695)	N.M.	$(624)
Loss from discontinued operations, net of tax	(18)	(14)	N.M.	(4)
Net loss	$(2,337)	$(1,709)	N.M.	$(628)
Other financial data:
Adjusted EBITDA	$5,243	$(2,344)	(30.9)%	$7,587
Adjusted EBITDA margin	4.0%			4.6%

Net Sales by Segment	Three Months Ended January 2, 2016	$ and % Increase (Decrease)		Three Months Ended January 3, 2015
Bus	$118,479	$(33,505)	(22.0)%	$151,984
Parts	12,854	(995)	(7.2)%	13,849
Total	$131,333	$(34,500)	(20.8)%	$165,833

Gross Profit by Segment:	Three Months Ended January 2, 2016	$ and % Increase (Decrease)		Three Months Ended January 3, 2015
Bus	$13,746	$(556)	(3.9)%	$14,302
Parts	5,007	(169)	(3.3)%	5,176
Total	$18,753	$(725)	(3.7)%	$19,478

* N.M. Not meaningful

Net sales. Total net sales were $131.3 million for the first quarter of fiscal 2016, a decrease of $34.5 million, or 20.8%, compared to $165.8 million for the first quarter of fiscal 2015, reflecting a decrease in units booked as bookings were 1,408 units for the first quarter of fiscal 2016 compared to 1,824 units for the first quarter of fiscal 2015.

For the bus segment, the average net sales price per unit for the first quarter of fiscal 2016 was 1.0% higher than the price per unit for the first quarter of fiscal 2015. This increase in unit price reflects mainly product and customer mix changes.

Parts sales were $12.9 million for the first quarter of fiscal 2016, a decrease of $1.0 million, or 7.2%, compared to $13.8 million for the first quarter of fiscal 2015. This decrease reflects five fewer sales days in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Cost of goods sold. Total cost of goods sold was $112.6 million for the first quarter of fiscal 2016, a decrease of $33.8 million, or 23.1%, compared to $146.4 million for the first quarter of fiscal 2015, reflecting a decreased bus segment cost of goods sold of $32.9 million or 23.9%, and decreased parts segment cost of goods sold of $0.8 million or 9.5%. As a percentage of net sales, cost of goods sold decreased 2.6%.

For the bus segment, the average cost of goods sold per unit for the first quarter of fiscal 2016 decreased by 1.5% compared to the average cost of goods sold per unit for the first quarter of fiscal 2015. This primarily reflects material cost improvements.

The parts segment cost of goods sold decrease of $0.8 million primarily reflects lower sales volume.

Operating profit. Total operating profit was $1.7 million for the first quarter of fiscal 2016, a decrease of $2.3 million compared to an operating profit of $4.0 million for the first quarter of fiscal 2015. Profitability was negatively impacted by a $0.7 million decrease in gross profit and a $1.6 million increase in selling, general and administrative expenses due primarily to an increase in stock-based compensation and other employment related expenses.

Interest expense, net. Interest expense, net was $4.2 million for the first quarter of fiscal 2016, a decrease of $0.9 million compared to $5.1 million for the first quarter of fiscal 2015. The decrease was primarily attributable to average borrowing levels in the first quarter of fiscal 2016 of $200.9 million compared with $234.9 million in the first quarter of fiscal 2015. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”.

Income tax (expense) benefit. Income tax expense was $0.2 million for the first quarter of fiscal 2016, an increase of $0.6 million compared to an income tax benefit of $0.4 million for the first quarter of fiscal 2015. The increase in tax expense is due primarily to the recording of discrete items as outlined below in the effective tax rate discussion.

The effective tax rates for the three month periods ended January 2, 2016 and January 3, 2015 were (8.3)% and 39.2%, respectively. The effective tax rate for the three month period ended January 2, 2016 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from current period operating losses and recording the impact of new tax legislation, offset by discrete items increasing tax expense this period, including: a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions. In totality when applied against our reported pre-tax loss this period, these items result in a negative tax rate. The effective tax rate for the three month period ended January 3, 2015 differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction and a discrete tax benefit from the extension of the U.S Federal Research and Development Tax Credit of 2014, offset in part by interest and penalties.

Net loss from continuing operations. Net loss from continuing operations was $2.3 million for the first quarter of fiscal 2016, a decrease of $1.7 million compared to net loss from continuing operations of $0.6 million for the first quarter of fiscal 2015. The decrease reflects primarily a decrease in operating profit of $2.3 million, offset by a decrease in interest expense of $0.9 million, and an increase in tax expense of $0.6 million.

Adjusted EBITDA. Adjusted EBITDA was $5.2 million or 4.0% of net sales for the first quarter of fiscal 2016, a decrease of $2.3 million, or 30.9%, compared to $7.6 million or 4.6% of net sales for the first quarter of fiscal 2015. The $2.3 million decrease in Adjusted EBITDA is primarily the result of increased adjusted selling, general and administrative expenses and lower gross profit.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the first quarter of fiscal 2016 and the first quarter of fiscal 2015:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Net loss	$(2,337)	$(628)
Loss from discontinued operations, net of tax	(18)	(4)
Loss from continuing operations	$(2,319)	$(624)
Interest expense, net	4,221	5,103
Income tax expense	209	(421)
Depreciation and amortization	1,994	2,263
Business combination expenses	—	609
Share based compensation	1,138	—
Public company expenses	$—	188
Loss on disposal of fixed assets	$—	469
Adjusted EBITDA	$5,243	$7,587
Adjusted EBITDA margin (percentage of net sales)	4.0%	4.6%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. As of January 2, 2016, the Company had $16.6 million of available cash (net of outstanding checks) and $44.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On June 27, 2014, SBH and certain of its subsidiaries and affiliates entered into a credit agreement ( the "Credit Agreement"), by and among (i) Blue Bird Body Company, as the borrower, (ii) SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with SBH and Peach, the “Parents”), as guarantors. The credit facility provided for under the Credit Agreement consists of a term loan facility with an aggregate initial principal amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $60.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the initial closing under the Term Loan Facility, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the Term Loan Facility were used to finance in part, together with available cash on hand, (i) the June 2014 payment of a one-time special cash dividend payment to the sole stockholder of SBH at that time, (ii) the repayment of certain existing indebtedness of SBH and its subsidiaries and (iii) transaction costs associated with the consummation of the Credit Facilities.

The Term Loan Facility matures on June 27, 2020, which is the sixth anniversary of the effective date of the Credit Agreement. The Revolving Credit Facility originally matured on June 27, 2019, but was amended in September of 2015 to a June 27, 2020 maturity date. The Credit Facility was also amended to permit the Company to pay preferred share dividends in cash, to permit the Company to tender cash for its existing warrants from available amounts (as further defined in the Credit Agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements.

The interest rate on the Term Loan Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at January 2, 2016. Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments equal to $2.9 million beginning on January 3, 2015, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty. Certain mandatory prepayments in respect of the Term Loan Facility are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of SBH and its subsidiaries.

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
SBH must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in this Report consisting of losses or gains on asset dispositions, non-cash losses or gains on swap agreements, third party expenses stemming from being a public company and management fees payable to Cerberus Operations and Advisory Company, as defined in the Credit Agreement) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. Current and future Total Net Leverage Ratio requirements are as follows:

Test Period	Maximum Total Net Leverage Ratio
October 3, 2015 through July 2, 2016	4.50:1.00
October 1, 2016	4.00:1.00
December 31, 2016 through June 30, 2018	3.50:1.00
September 29, 2018 through June 29, 2019	3.00:1.00
September 28, 2019 and thereafter	2.75:1.00

As of January 2, 2016, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

Seasonality and Working Capital

Our management uses a non-GAAP measure called “net operating working capital (NOWC)” which is not a measure defined under accounting principles generally accepted in the United States of America. We define NOWC as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from the Condensed Consolidated Balance Sheet (Unaudited). We believe that NOWC information is useful for investors because it measures our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC as of January 2, 2016 and October 3, 2015 was as follows:

(in thousands of dollars)	As of January 2, 2016	As of October 3, 2015
Accounts receivable, net	$12,406	$13,746
Inventories	71,488	49,180
Accounts payable	(66,406)	(79,333)
NOWC	$17,488	$(16,407)

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

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during the first three months of fiscal 2016 or 2015, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

Inventory increased by $22.3 million from October 3, 2015 to January 2, 2016 primarily due to an increase in work in process inventory.

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

Annual capital expenditures have historically been less than 1% of annual sales.

Cash Flows

The following table sets forth general information derived from our statement of cash flows:

(in thousands of dollars)	Three Months Ended January 2, 2016	Increase (Decrease)	Three Months Ended January 3, 2015
Total cash used in operating activities	$(41,566)	$10,612	$(30,954)
Total cash used in investing activities	(1,671)	810	(861)
Total cash provided by/(used in) financing activities	7,008	12,845	(5,837)
Change in cash and cash equivalents	(36,229)	1,423	(37,652)
Cash and cash equivalents at beginning of period	52,861	(8,276)	61,137
Cash and cash equivalents at end of period	16,632	(6,853)	23,485
Depreciation and amortization	1,994	(269)	2,263
Capital expenditures	1,671	810	861

Total cash used in operating activities

Cash flows used in operating activities totaled $41.6 million for the three months ended January 2, 2016, as compared with cash flows used of $31.0 million for the three months ended January 3, 2015. The $10.6 million increase in cash used was primarily attributable to uses of cash in trade working capital of $9.0 million and lower net income of $1.7 million, offset by other miscellaneous items of $0.1 million.

Total cash used in investing activities

Cash flows used in investing activities totaled approximately $1.7 million for the three months ended January 2, 2016, as compared with cash flows used of $0.9 million for the three months ended January 3, 2015. The increase in cash used was attributable to an increase in cash paid for fixed assets.

Total cash provided by/(used in) financing activities

Cash flows provided by financing activities totaled approximately $7.0 million for the three months ended January 2, 2016, as compared with cash used of $5.8 million for the three months ended January 3, 2015. The $12.8 million increase in cash provided was primarily attributable to a $10.0 million loan from the Revolving Credit Facility and lower cash paid for debt costs of $2.8 million.

Depreciation and amortization

Depreciation and amortization totaled $2.0 million and $2.3 million for the three months ended January 2, 2016 and January 3, 2015, respectively. The $0.3 million decrease was primarily caused by lower depreciation of fixed assets due to certain fixed assets being fully depreciated.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus moneys that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the three months ended January 2, 2016 and the three months ended January 3, 2015:

(in thousands of dollars)	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
Net cash used in continuing operations	$(41,548)	$(30,950)

Cash paid for fixed assets	(1,671)	(861)

Free cash flow	$(43,219)	$(31,811)

Free cash flow for the three months ended January 2, 2016 was $11.4 million lower than the three months ended January 3, 2015 primarily due to an increase in cash used for trade working capital of $9.0 million, lower net income of $1.7 million and other miscellaneous items of $0.7 million.

Off-Balance Sheet arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at January 2, 2016 and $5.3 million at October 3, 2015, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

As of January 2, 2016, there were 5,750,000 shares of common stock issuable upon exercise of outstanding warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the market risk factors previously disclosed in Part II, Item 7A of the Company’s 2015 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 2, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2015 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2015 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of the Company. The risk factor below is an update to our 2015 Form 10-K.

We have been notified that a Colombian governmental taxing agency is auditing the process followed when our buses were imported into Colombia.

We sell certain specialty buses in foreign countries including Colombia. Changes to tariffs, duties, and free trade agreements could have a negative impact on our ability to sell buses into those countries at competitive prices. DIAN, a Colombian government taxing agency, has advised us that it is conducting an audit relating to the treatment under a free trade agreement of the sale of certain of our buses into Colombia. We are cooperating with that audit. Although we were neither the importer nor exporter of record of the buses in question, since we sold those buses to a dealer which in turn imported those buses to Colombia, an adverse finding in this audit could result in a determination that would make it significantly more expensive for purchasers of buses in Colombia to purchase our school or specialty buses as compared with buses manufactured domestically or transported into Colombia in a manner that would not raise free trade agreement issues. We understand that the importer received an adverse ruling from DIAN on or about August 28, 2015, which the importer has appealed and was subsequently denied. It is our understanding that the importer is considering an appeal through the Colombian court system. Any final adverse finding could materially and adversely impact our future sales in Colombia.

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

4.4
First Amendment to Credit agreement, dated as of September 28, 2015, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe General, as administrative agent (incorporated by reference to Exhibit 4.6 to the registrant's 2015Annual Report on Form 10-K filed by the registrant on December 15, 2015).

31.1*         Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
† The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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

Blue Bird Corporation

Dated: February 9, 2015	By: /s/ Philip Horlock
Philip Horlock Chief Executive Officer (Principal executive officer)

Dated: February 9, 2015	By: /s/ Phillip Tighe
Phillip Tighe Chief Financial Officer (Principal Financial and Accounting Officer)