Form 10-Q
period 2016-04-02
Blue Bird Corp
filed 2016-05-23
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

As of May 20, 2016, there were issued and outstanding 20,995,709 shares of the registrant’s common stock, $0.0001 par value.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	As of April 2, 2016	As of October 3, 2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,615	$52,861
Accounts receivable, net	6,067	13,746
Inventories	92,858	49,180
Other current assets	4,987	3,960
Deferred tax asset	8,166	9,150
Total current assets	$140,693	$128,897
Property, plant and equipment, net	29,376	28,933
Goodwill	18,825	18,825
Intangible assets, net	59,444	60,378
Equity investment in affiliate	13,303	12,505
Deferred tax asset	15,159	15,466
Other assets	2,559	1,721
Total assets	$279,359	$266,725
Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable	$97,494	$79,333
Accrued warranty costs—current portion	6,875	7,418
Accrued expenses	20,836	22,980
Deferred warranty income—current portion	4,970	4,862
Other current liabilities	8,935	7,072
Current portion of senior term debt	11,750	11,750
Total current liabilities	$150,860	$133,415
Long-term liabilities
Long-term debt	$170,900	$175,418
Accrued warranty costs	9,893	10,243
Deferred warranty income	9,090	9,283
Other liabilities	13,918	13,169
Accrued pension liability	43,853	46,427
Total long-term liabilities	$247,654	$254,540
Guarantees, commitments and contingencies (Note 6)
Stockholder’s deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized 500,000 issued and liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,992,033 and 20,874,882 issued and outstanding at April 2, 2016 and October 3, 2015, respectively	2	2
Additional paid-in capital	17,565	15,887
Accumulated deficit	(136,288)	(135,345)
Accumulated other comprehensive loss	(50,434)	(51,774)
Total stockholder’s deficit	$(119,155)	$(121,230)
Total liabilities and stockholder’s deficit	$279,359	$266,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands except for share data)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$191,208	$183,018	$322,541	$348,851
Cost of goods sold	166,094	159,988	278,674	306,343
Gross profit	$25,114	$23,030	$43,867	$42,508
Operating expenses
Selling, general and administrative expenses	18,745	33,950	35,824	49,409
Operating profit (loss)	$6,369	$(10,920)	$8,043	$(6,901)
Interest expense	(4,453)	(4,761)	(8,696)	(9,896)
Interest income	89	2	111	34
Other income, net	—	22	16	33
Income (loss) before income taxes	$2,005	$(15,657)	$(526)	$(16,730)
Income tax (expense) benefit	(973)	4,084	(1,182)	4,505
Equity in net income of non-consolidated affiliate	377	478	798	506
Income (loss) from continuing operations	$1,409	$(11,095)	$(910)	$(11,719)
Loss from discontinued operations, net of tax	(15)	—	(33)	(4)
Net (loss) income	$1,394	$(11,095)	$(943)	$(11,723)
Defined benefit pension plan gain, net of tax expense of $419, $320, $838 and $639, respectively	778	593	1,556	1,187
Cash flow hedge loss, net of tax benefit of $116, $0, $116 and $0, respectively	(216)	—	(216)	—
Comprehensive income (loss)	$1,956	$(10,502)	$397	$(10,536)
Net (loss) income (from above)	$1,394	$(11,095)	$(943)	$(11,723)
Preferred stock dividend	953	413	1,951	413
Net income (loss) available to common stockholders	$441	$(11,508)	$(2,894)	$(12,136)
Earnings (loss) per share:
Basic weighted average shares outstanding	20,986,794	21,150,630	20,942,538	21,593,387
Diluted weighted average shares outstanding	21,011,129	21,150,630	20,942,538	21,593,387
Basic and diluted earnings (loss) per share from continuing operations	$0.02	$(0.54)	$(0.14)	$(0.56)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(943)	$(11,723)
Loss from discontinued operations, net of tax	33	4
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,008	4,565
Amortization of debt costs	1,453	1,547
Stock-based compensation	2,447	55
Equity in net income of affiliate	(798)	(506)
Loss on disposal of fixed assets	24	483
Deferred taxes	569	(4,994)
Provision for bad debt	(5)	(31)
Amortization of deferred actuarial pension losses	2,394	1,826
Changes in assets and liabilities:
Accounts receivable	7,684	8,198
Inventories	(43,678)	(13,221)
Other assets	(1,965)	(1,566)
Accounts payable	18,661	(3,807)
Accrued expenses, pension and other liabilities	(3,222)	(22,236)
Total adjustments	$(12,428)	$(29,687)
Net cash used in continuing operations	$(13,338)	$(41,406)
Net cash used in discontinued operations	(33)	(4)
Total cash used in operating activities	$(13,371)	$(41,410)
Cash flows from investing activities
Cash paid for fixed assets	(3,937)	(1,832)
Total cash used in investing activities	$(3,937)	$(1,832)
Cash flows from financing activities
Repayments under the senior term loan	(5,875)	(5,875)
Cash paid for capital leases	(110)	(80)
Cash paid for debt costs	—	(2,872)
Contribution from majority stockholder	—	13,550
Payment of dividends on preferred stock	(953)	—
Total cash (used in) provided by financing activities	$(6,938)	$4,723
Change in cash and cash equivalents	(24,246)	(38,519)
Cash and cash equivalents at beginning of period	52,861	61,137
Cash and cash equivalents at end of period	$28,615	$22,618
Non-cash investing and financing activity
Capital expenditures funded by capital lease borrowings	100	—
Change in accounts payable for capital additions to property, plant and equipment	(500)	58
Common stock dividend on Series A preferred stock (market value of common shares)	998	—
Non-cash reverse merger activity
Issuance of Common Stock	—	25,000
Issuance of Series A Preferred Stock	—	50,000
Shares assumed by legal acquirer	—	42,492
Repurchase of Common Stock from Traxis	—	100,000
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

The Company uses the equity method to account for its investment in an entity that is not controlled, and where the Company has the ability to exercise significant influence over operating and financial policies. Consolidated net loss includes the Company’s share of net (loss) income in this entity. The difference between consolidation and the equity method impacts certain of the Company’s financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of “Equity investment in affiliate” on the Consolidated Balance Sheets and “Equity in net income of non-consolidated affiliate” on the Consolidated Statements of Operations and Comprehensive Loss. The second quarter 2015 presentation of Equity in net income of non-consolidated affiliate on the Consolidated Statement of Operations and Comprehensive Loss has been reclassified from the previous presentation to conform to the current year presentation. The previous presentation showed the amounts in the three and six months ended April 4, 2015 net of tax expense of $0.2 million for both periods. Those tax amounts are now included within the Income tax (expense) benefit line on our Consolidated Statement of Operations and Comprehensive Loss.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2016 there are a total of 52 weeks. For fiscal year 2016 the three and six months ended were 13 weeks and 26 weeks, respectively. For fiscal year 2015 the three and six months ended were 13 weeks and 27 weeks, respectively.

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

Please see Footnote 11 for discussion of a revision to previously reported earnings per share.

In the reported Consolidated Statements of Cash Flows for the six months ended April 4, 2015, we presented borrowings under our senior credit facility gross, as both inflows and outflows from financing activities. As these borrowings are due on demand, they are considered to have maturities of three months or less and, therefore, qualify for net reporting. Accordingly, we have reclassified borrowings under the senior credit facility from gross presentation, as previously reported, to net presentation. The prior presentation showed both borrowings and repayments totaling $10.0 million. The current presentation does not show any borrowing line item as this amount nets to $0.0 million.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s Form10-K, filed with the SEC on December 15, 2015.
Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 2, 2016 other than those described below.

Derivative Instruments

We utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income (loss), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment.

If realized, gains and losses on derivative instruments are recognized in our Consolidated Statement of Operations in the line item that reflects the underlying exposure that was hedged. The exchange of cash, if any, associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.

Recently Issued Accounting Standards

ASU 2016-09 — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for some aspects of share-based payment transactions, including the income tax treatment of excess tax benefits and deficiencies, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and payments. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The Company has elected to early adopt ASU 2016-09 beginning with the second quarter ended April 2, 2016, resulting in no impact on our financial statements or required disclosures since no outstanding equity awards have vested or been forfeited, and there exists no windfall or shortfall pool of tax benefits.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements.

ASU 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. The standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. As of April 2, 2016, the adoption of this ASU would result in the reclassification of approximately $8.2 million from current assets to non-current assets. Future impact will be driven by the composition of our deferred tax accounts.

3. Supplemental Financial Information

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

(in thousands of dollars)	As of April 2, 2016	As of October 3, 2015
Raw materials	$55,496	$43,471
Work in process	31,017	2,658
Finished goods	6,345	3,051
Total inventory	$92,858	$49,180

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

Activity in accrued warranty cost (current and long-term portion combined) was as follows for the three and six months ended April 2, 2016 and April 4, 2015:

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Balance at beginning of period	$16,583	$15,226	$17,661	$15,559
Add current period accruals	2,119	2,073	3,504	3,922
Current period reductions of accrual	(1,934)	(2,037)	(4,397)	(4,219)
Balance at end of period	$16,768	$15,262	$16,768	$15,262
 Extended Warranty Income
Activity in deferred warranty income, for the sale of extended warranties of two to five years, was as follows for the three and six months ended April 2, 2016 and April 4, 2015:

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Balance at beginning of period	$14,082	$12,075	$14,145	$12,003
Add current period deferred income	1,308	1,339	2,494	2,506
Current period recognition of income	(1,330)	(1,074)	(2,579)	(2,169)
Balance at end of period	$14,060	$12,340	$14,060	$12,340

Self-Insurance

Total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, was as follows:

(in thousands of dollars)	As of April 2, 2016	As of October 3, 2015
Current portion	$3,423	$3,534
Long-term portion	2,893	2,786
Total accrued self-insurance	$6,316	$6,320

The current and long term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $2.8 million and $2.5 million for the three months ended April 2, 2016 and April 4, 2015, respectively, and $5.3 million and $6.1 million for the six months ended April 2, 2016 and April 4, 2015, respectively. The related cost of goods sold was $2.5 million and $2.2 million for the three months ended April 2, 2016 and April 4, 2015, respectively, and $4.5 million and $5.4 million for the six months ended April 2, 2016 and April 4, 2015, respectively.

Pension Expense

Components of net periodic pension benefit cost for the three and six months ended April 2, 2016 and April 4, 2015 were as follows:

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Interest cost	$1,410	$1,427	$2,821	$2,854
Expected return on plan assets	(1,528)	(1,600)	(3,056)	(3,199)
Amortization of prior loss	1,197	913	2,394	1,826
Net periodic benefit cost	$1,079	$740	$2,159	$1,481
Amortization of prior loss, recognized in other comprehensive income	1,197	913	2,394	1,826
Total recognized in net periodic pension benefit cost and other comprehensive income	$(118)	$(173)	$(235)	$(345)
Equity Investment in Affiliate

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. (“Micro Bird”), and accounts for Micro Bird under the equity method of accounting. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings and losses and any dividends received. At April 2, 2016 and October 3, 2015, the Company had an investment of $13.3 million and $12.5 million, respectively.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $0.8 million and $0.5 million in Equity in net income of non-consolidated affiliate for the six months ended April 2, 2016 and April 4, 2015, respectively. Summarized unaudited financial information for these periods for Micro Bird is as follows:

(in thousands of dollars)	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Revenues	$36,886	$35,111
Gross profit	5,544	4,470
Operating income	3,230	1,757
Net income	1,643	1,242

4. Debt

Debt consisted of the following:

(in thousands of dollars)	As of April 2, 2016	As of October 3, 2015
2020 senior term loan, net of discount of $9,725 and $11,082	$182,650	$187,168
Total debt	$182,650	$187,168
Less: Current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$170,900	$175,418

In June 2014, Blue Bird Body Company executed a new $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The Senior Credit Facility amortizes at 5% per annum payable quarterly beginning January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and is 6.5% at both April 2, 2016 and October 3, 2015. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points. No borrowings were outstanding on the Senior Revolving Credit Facility as of April 2, 2016 and October 3, 2015. Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. There were $5.1 million of Letters of Credit outstanding on April 2, 2016. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 0.5%.

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

As of April 2, 2016 and October 3, 2015, $192.4 million and $198.3 million, respectively, were outstanding on this indebtedness. Approximately $12.7 million of fees were netted out of the proceeds of the Senior Credit Facility and paid directly to the lenders. An additional $1.6 million was paid to other third parties and are recorded as a reduction in the carrying value of debt on our Condensed Consolidated Balance Sheets.

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

As of April 2, 2016 and October 3, 2015, the weighted-average annual effective interest rate was 8% and 7.8%, respectively. Interest expense for the three months ended April 2, 2016 and April 4, 2015, was approximately $4.5 million and $4.8 million, respectively. Interest expense for the six months ended April 2, 2016 and April 4, 2015, was approximately $8.7 million and $9.9 million, respectively.

The schedules of remaining principal maturities for the Senior Credit Facility and the Senior Revolving Credit Facility for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Amount
2016	5,875
2017	11,750
2018	11,750
2019	11,750
2020	151,250
$192,375

5. Income Taxes

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

The effective tax rates for the three month periods ended April 2, 2016 and April 4, 2015, were 48.5% and 26.1%, respectively. The effective tax rate for the three month period ended April 2, 2016 differed from the statutory federal income tax rate of 35% due to interest and penalties on uncertain tax positions, which were partially offset by benefits from the domestic production activities deduction, state tax items, and other permanent items. The effective tax rate for the three month period ended April 4, 2015 differed from the statutory federal income tax rate of 35%, primarily as a result of the benefits from the domestic production activities deduction and state tax items, which were partially offset by interest and penalties on uncertain tax positions and transaction costs.

The effective tax rates for the six month periods ended April 2, 2016 and April 4, 2015, were (224.7)% and 26.9%, respectively. The effective tax rate for the six month period ended April 2, 2016 differed from the statutory federal income tax rate of 35% primarily from discrete items increasing tax expense this period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions, which were partially offset by the benefit from current period operating losses and recording the impact of new tax legislation. The effective tax rate for the six month period ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, a discrete tax benefit from the extension of the U.S. Federal Research and Development Tax Credit for 2014, and benefits of state tax items which were partially offset by interest and penalties on uncertain tax positions and transaction costs.

Of the total amount of gross unrecognized tax benefits as of April 2, 2016 and April 4, 2015, $6.4 million and $6.4 million, respectively, would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties as of the six months ended April 2, 2016 and April 4, 2015, were $1.7 million and $0.5 million, respectively.

6. Guarantees, Commitments and Contingencies

Litigation

As of April 2, 2016, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

7. Segment Information

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the three and six months ended April 2, 2016 and April 4, 2015:

Net sales

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Bus	$176,921	$169,222	$295,400	$321,206
Parts	14,287	13,796	27,141	27,645
Segment net sales	$191,208	$183,018	$322,541	$348,851

Gross profit

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Bus	$19,768	$17,943	$33,514	$32,245
Parts	5,346	5,087	10,353	10,263
Segment gross profit	$25,114	$23,030	$43,867	$42,508

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the three and six months ended April 2, 2016 and April 4, 2015:

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Segment gross profit	$25,114	$23,030	$43,867	$42,508
Adjustments:
Selling, general and administrative expenses	(18,745)	(33,950)	(35,824)	(49,409)
Interest expense	(4,453)	(4,761)	(8,696)	(9,896)
Interest income	89	2	111	34
Other income, net	—	22	16	33
Income (loss) before income taxes	$2,005	$(15,657)	$(526)	$(16,730)

Sales are attributable to geographic areas based on customer location and were as follows for the three and six months ended April 2, 2016 and April 4, 2015:

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
United States	$166,215	$152,381	$293,017	$308,332
Canada	21,531	28,288	24,619	37,447
Rest of world	3,462	2,349	4,905	3,072
Total net sales	$191,208	$183,018	$322,541	$348,851

8. Business Combination

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

On September 21, 2014, Hennessy Capital Partners I LLC (the “HCAC Sponsor”) signed a purchase agreement (the “Purchase Agreement”) with the The Traxis Group B.V. ("Seller") to acquire all outstanding stock of School Bus Holdings, Inc ("SBH"). The material terms and conditions of the Purchase Agreement were described in Hennessy Capital’s definitive proxy statement filed with the SEC on January 20, 2015, which was supplemented in additional proxy statement materials filed with the SEC on February 10, 2015.

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

Preferred Stock Subscription Agreement

Pursuant to a preferred stock subscription agreement entered into in February 2015, an investor agreed to purchase from Hennessy Capital, concurrent with the consummation of the closing of the Business Combination, 400,000 shares of Series A Convertible Preferred Stock for gross proceeds of approximately $40 million, subject to a possible increase to up to 500,000 shares or approximately $50 million (the “PIPE Investment”).

Also in February 2015, Hennessy Capital entered into a subscription agreement with four funds managed by Coliseum Capital Management, LLC (the “Common/Preferred Investor”) pursuant to which the Common/Preferred Investor agreed to purchase $25 million worth of shares of Hennessy Capital common stock, through (i) open market or privately negotiated transactions with third parties, at a purchase price of up to $10.00 per share, (ii) a private placement with consummation to occur concurrently with that of the Business Combination at a purchase price of $10.00 per share or (iii) a combination thereof, and further agreed to purchase 100,000 shares of Series A Convertible Preferred Stock pursuant to a private placement for gross proceeds of approximately $10.0 million to occur concurrently with that of the Business Combination.

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

9. Stockholders’ Deficit

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

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of common stock to the Seller upon consummation of the Business Combination, and (ii) 102,750 shares of common stock as a utilization fee to another investor. Please see Note 8 for a further discussion of these transactions.

At April 2, 2016, there were 20,992,033 shares of our common stock issued and outstanding.

Convertible Preferred Stock

By the filing of a Certificate of Designations (the “Certificate of Designations”) on February 24, 2015, we have designated 2.0 million shares of preferred stock as Series A Convertible Preferred Stock and, on February 24, 2015, we issued 500,000 shares of such series. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. Please see Note 8 for a further discussion of the transaction.

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

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is in the sole discretion of the Company. We have paid three dividends in the form of 278,022 shares of common stock to the holders of our Series A Convertible Preferred Stock. The dividend paid during our second fiscal quarter of 2016 was in cash. As we are in an accumulated deficit position, we reduce Additional paid-in capital for dividend payments at the same amount that we record Additional paid-in capital for the issuance of the common stock, which results in no net change to our Stockholders' Deficit. The fair value of this dividend is reflected as a deduction from net loss to calculate net loss available to common stockholders in our Condensed Consolidated Statement of Operations.

In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of shares of Series A Convertible Preferred Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders the Liquidation Preference ($100.00 per share) plus all accumulated and unpaid dividends in respect of the Series A Convertible Preferred Stock (whether or not declared) to the date fixed for liquidation, winding-up or dissolution in preference to the holders of, and before any payment or distribution is made, on any other class of stock.

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

Placement Warrants

The Company issued warrants to purchase its common stock in connection with a private placement which occurred concurrently with Hennessy Capital’s initial public offering (the “Placement Warrants”). There were initially 12,125,000 Placement Warrants purchased at a price of $0.50 per unit for an aggregate purchase price of $6.1 million. The Placement Warrants are identical to the Public Warrants sold in the initial public offering, except that, if held by the HCAC Sponsor or its permitted assignees, they (a) may be exercised for cash or on a cashless basis; and (b) are not subject to being called for redemption. There were 2,690,462 Placement Warrants outstanding as of April 2, 2016. Each such warrant entitles the holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment.

10. Foreign Exchange Contracts

During the second quarter of 2016, we entered into a foreign exchange swap as an economic hedge of anticipated cash flows denominated in Canadian Dollars. The contract was entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. The notional amount of the swap entered into was $10.8 million, and it matures on January 31, 2017. The foreign exchange contract qualifies for hedge accounting and has been designated as a cash flow hedge with the effective portion of the gain or loss on the derivative instrument recorded in other comprehensive income until the underlying transaction occurs. Once the anticipated transaction occurs, the gain or loss on the swap is recorded in current period earnings on the Consolidated Statements of Operations.

The fair value of the foreign exchange contract is based on the forward contract rate, which classifies as a Level 2 fair value measurement. At April 2, 2016, the fair value of the foreign exchange contract was $(0.3) million, included in "other current liabilities" on the Consolidated Balance Sheet, with the loss recorded through accumulated other comprehensive income.

11. Earnings Per Share

The diluted earnings per share calculation for the three months ended April 2, 2016 is presented in the following table:

(in thousands except for share data)	Three Months Ended April 2, 2016
Net income	$1,394
Less: convertible preferred stock dividend	953
Net income available to common stockholders	441
Basic weighted average shares outstanding	20,986,794
Effect of dilutive restricted stock	24,335
Diluted weighted average shares outstanding	21,011,129
Diluted earnings per share (1)	$0.02

(1) The calculation excludes convertible preferred stock totaling 4,314,064 shares since the "if-converted" impact would be anti-dilutive.

We incurred a net loss for the six months ended April 2, 2016 and the three and six months ended April 4, 2015. As a result, basic and diluted weighted average shares outstanding are equal to each other due to the exclusion of potentially dilutive shares from the calculation of diluted earnings per share as the effect would be anti-dilutive.

Immaterial Correction of Earnings Per Share

In connection with the preparation of the consolidated financial statements for the three and six months ended April 2, 2016, an error in the computation and disclosure of basic and diluted earnings per share was identified. Per ASC 260-10-45-11, income per share available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations and from net income. The error resulted from not deducting the amount of cumulative dividends earned, on an accrual basis, by preferred stockholders in the second quarter of 2015 and adjusting for the rollover impact, if any, of cumulative dividends earned in the subsequent periods through the end of fiscal 2015.

We evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported basic and diluted earnings per share for all periods in 2015 as presented in the following tables.

Basic and diluted earnings per share for the three and six month periods ended April 4, 2015:

	Three Months Ended April 4, 2015			Six Months Ended April 4, 2015
(in thousands except for share data)	Previous	Adjustment	Corrected	Previous	Adjustment	Corrected
Net income (loss)	$(11,095)	$—	$(11,095)	$(11,723)	$—	$(11,723)
Preferred stock dividend	—	413	413	—	413	413
Net income (loss) available to common shareholders	(11,095)	(413)	(11,508)	(11,723)	(413)	(12,136)
Basic earnings (loss) per share	(0.52)	(0.02)	(0.54)	(0.54)	(0.02)	(0.56)
Diluted earnings (loss) per share	$(0.52)	$(0.02)	$(0.54)	$(0.54)	$(0.02)	$(0.56)

Basic and diluted earnings per share the three and nine month periods ended July 4, 2015:

	Three Months Ended July 4, 2015			Nine Months Ended July 4, 2015
(in thousands except for share data)	Previous	Adjustment	Corrected	Previous	Adjustment	Corrected
Net income (loss)	$10,683	$—	$10,683	$(1,040)	$—	$(1,040)
Preferred stock dividend	1,239	(212)	1,027	1,239	201	1,440
Net income (loss) available to common shareholders	9,444	212	9,656	(2,279)	(201)	(2,480)
Basic earnings (loss) per share	0.46	0.01	0.47	(0.11)	(0.01)	(0.12)
Diluted earnings (loss) per share	$0.42	$—	$0.42	$(0.11)	$(0.01)	$(0.12)

Basic and diluted earnings per share for the year ended October 3, 2015:

	Year Ended October 3, 2015
(in thousands except for share data)	Previous	Adjustment	Corrected
Net income	$14,932	$—	$14,932
Preferred stock dividend	2,247	191	2,438
Net income available to common shareholders	12,685	(191)	12,494
Basic earnings per share	0.60	(0.01)	0.59
Diluted earnings per share	$0.59	$—	$0.59

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended April 2, 2016 and April 4, 2015 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 3, 2015 as “fiscal 2015”. We refer to the quarter ended April 2, 2016 as the “second quarter of fiscal 2016” and we refer to the quarter ended April 4, 2015 as the “second quarter of fiscal 2015”. There were 13 weeks in the second quarter of fiscal 2015 and 13 weeks in the second quarter of fiscal 2016.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s Form10-K, filed with the SEC on December 15, 2015 under the caption “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 2, 2016.

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

•
Seasonality. Our sales are subject to seasonal variation based on the school calendar. The peak season has historically been during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters are typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. There are, however, variations in the seasonal demands from year to year depending in large part upon municipal budgets, distinct replacement cycles and student enrollment. This seasonality and annual variations of this seasonality could impact the ability to compare results between fiscal periods.

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

We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, as adjusted to add back restructuring costs, certain management incentive compensation expenses and special expenses incurred outside the ordinary course of business. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. Our Adjusted EBITDA and Adjusted EBITDA margin are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

 Consolidated Results of Operations for the Three Months Ended April 2, 2016 and April 4, 2015:

(in thousands of dollars)	Three Months Ended April 2, 2016	$ and % Increase (Decrease)		Three Months Ended April 4, 2015
Net sales	$191,208	$8,190	4.5%	$183,018
Cost of goods sold	166,094	6,106	3.8%	159,988
Gross profit	$25,114	2,084	9.0%	$23,030
Operating expenses
Selling, general and administrative expenses	18,745	(15,205)	(44.8)%	33,950
Operating profit (loss)	$6,369	17,289	N.M.	$(10,920)
Interest expense	(4,453)	(308)	(6.5)%	(4,761)
Interest income	89	87	N.M.	2
Other (expense) income, net	—	(22)	(100.0)%	22
Operating income (loss) before income taxes	$2,005	17,662	N.M.	$(15,657)
Income tax (expense) benefit	(973)	5,057	123.8%	4,084
Equity in net income of non-consolidated affiliate	377	(101)	(21.1)%	478
Income (loss) from continuing operations	$1,409	12,504	N.M.	$(11,095)
Loss from discontinued operations, net of tax	(15)	(15)	100.0%	—
Net income (loss)	$1,394	12,489	N.M.	$(11,095)
Other financial data:
Adjusted EBITDA	$10,069	$153	1.5%	$9,916
Adjusted EBITDA margin	5.3%			5.4%
* N.M. Not meaningful

The following provides an analysis of the results of operations of Blue Bird’s two reportable segments:

Net Sales by Segment:	Three Months Ended April 2, 2016	$ and % Increase (Decrease)		Three Months Ended April 4, 2015
Bus	$176,921	$7,699	4.5%	$169,222
Parts	14,287	491	3.6%	13,796
Total	$191,208	$8,190	4.5%	$183,018

Gross Profit by Segment:	Three Months Ended April 2, 2016	$ and % Increase (Decrease)		Three Months Ended April 4, 2015
Bus	$19,768	$1,825	10.2%	$17,943
Parts	5,346	259	5.1%	5,087
Total	$25,114	$2,084	9.0%	$23,030

Net sales. Total net sales were $191.2 million for the second quarter of fiscal 2016, an increase of $8.2 million, or 4.5%, compared to $183.0 million for the second quarter of fiscal 2015, reflecting an increase in units booked as bookings were 2,132 units for the second quarter of fiscal 2016 compared to 2,093 units for the second quarter of fiscal 2015.

For the bus segment, the average net sales price per unit for the second quarter of fiscal 2016 was 2.6% higher than the price per unit for the second quarter of fiscal 2015. This increase in unit price reflects mainly product and customer mix changes.

Parts sales increased year over year by $0.5 million due to incremental parts volume.

Cost of goods sold. Total cost of goods sold was $166.1 million for the second quarter of fiscal 2016, an increase of $6.1 million, or 3.8%, compared to $160.0 million for the second quarter of fiscal 2015, reflecting increased bus segment cost of goods sold of $5.9 million or 3.9%, and increased parts segment cost of goods sold of $0.2 million or 2.7%. As a percentage of net sales, total cost of goods sold decreased from 87.4% in the second quarter of fiscal 2015 to 86.9% in the second quarter of fiscal 2016.

For the bus segment, the average cost of goods sold per unit for the second quarter of fiscal 2016 increased by 2.0% compared to the average cost of goods sold per unit for the second quarter of fiscal 2015. This primarily reflects a change in product mix.

The $0.2 million increase in parts segment cost of goods sold primarily reflects an increase in volume.

Operating profit (loss). Total operating profit was $6.4 million for the second quarter of fiscal 2016, an increase of $17.3 million ,compared to an operating loss of $10.9 million for the second quarter of fiscal 2015. Profitability was positively impacted by a $2.1 million increase in gross profit and a $15.2 million decrease in selling, general and administrative expenses due primarily to a non-recurring special compensation payment.

Interest income and expense, net. Interest income and expense, net was $4.4 million for the second quarter of fiscal 2016, a decrease of $0.4 million compared to $4.8 million for the second quarter of fiscal 2015. The decrease is attributable to lower average borrowing levels. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”.

Income taxes. Income tax expense was $1.0 million for the second quarter of fiscal 2016, compared to an income tax benefit of $4.1 million for the second quarter of fiscal 2015. The $5.1 million change in income tax expense was due primarily to differences in pre-tax income and the recording of discrete items, as outlined in the next paragraph.

The effective tax rates for the three months ended April 2, 2016 and April 4, 2015 were 48.5% and 26.1%, respectively. The effective tax rate for the three months ended April 2, 2016 differed from the statutory federal income tax rate of 35% due to interest and penalties on uncertain tax positions, which were partially offset by benefits from the domestic production activities deduction, state tax items, and other permanent items. The effective tax rate for the three months ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefits from the domestic production activities deduction and state tax items, partially offset by interest and penalties on uncertain tax positions and transaction costs.

Net income (loss) from continuing operations. Net income from continuing operations was $1.4 million for the second quarter of fiscal 2016, an increase of $12.5 million compared to net loss from continuing operations of $11.1 million for the second quarter of fiscal 2015. The increase reflects primarily an increase in operating profit of $17.3 million, a $0.4 million decrease in interest income and expense, net, which were partially offset by an increase in tax expense of $5.1 million.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $10.1 million or 5.3% of net sales for the second quarter of fiscal 2016, an increase of $0.2 million, or 1.5%, compared to $9.9 million or 5.4% of net sales for the second quarter of fiscal 2015. The $0.2 million increase in adjusted EBITDA is primarily the result of increased gross profit offset by higher adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the second quarter of fiscal 2016 and the second quarter of fiscal 2015:

(in thousands of dollars)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015
Net income (loss)	$1,394	$(11,095)
Loss from discontinued operations, net of tax	(15)	—
Income (loss) from continuing operations	$1,409	$(11,095)
Interest expense	4,453	4,761
Interest income	(89)	(2)
Income tax expense (benefit)	973	(4,084)
Depreciation and amortization	2,014	2,302
Public company expenses, non-recurring	—	1,654
Special compensation payment	—	13,788
Business combination expenses	—	2,537
Stock-based compensation	1,309	55
Adjusted EBITDA	$10,069	$9,916
Adjusted EBITDA margin (percentage of net sales)	5.3%	5.4%

Consolidated Results of Operations for the Six Months Ended April 2, 2016 and April 4, 2015:

(in thousands of dollars)	Six Months Ended April 2, 2016	$ and % Increase (Decrease)		Six Months Ended April 4, 2015
Net sales	$322,541	$(26,310)	(7.5)%	$348,851
Cost of goods sold	278,674	(27,669)	(9.0)%	306,343
Gross profit	$43,867	$1,359	3.2%	$42,508
Operating expenses
Selling, general and administrative expenses	35,824	(13,585)	(27.5)%	49,409
Operating profit	$8,043	14,944	N.M.	$(6,901)
Interest expense	(8,696)	(1,200)	(12.1)%	(9,896)
Interest income	111	77	N.M.	34
Other income, net	16	(17)	(51.5)%	33
Income (loss) before income taxes	$(526)	16,204	N.M.	$(16,730)
Income tax (expense) benefit	(1,182)	5,687	126.2%	4,505
Equity in net income of non-consolidated affiliate	798	292	57.7%	506
Loss from continuing operations	$(910)	10,809	N.M.	$(11,719)
Loss from discontinued operations, net of tax	(33)	29	N.M.	(4)
Net loss	$(943)	10,780	N.M.	$(11,723)
Other financial data:
Adjusted EBITDA	$15,366	$(2,137)	(12.2)%	$17,503
Adjusted EBITDA margin	4.8%			5.0%
* N.M. - Not meaningful

The following provides an analysis of the results of operations of Blue Bird’s two reportable segments:

Net Sales by Segment:	Six Months Ended April 2, 2016	$ and % Increase (Decrease)		Six Months Ended April 4, 2015
Bus	$295,400	$(25,806)	(8.0)%	$321,206
Parts	27,141	(504)	(1.8)%	27,645
Total	$322,541	$(26,310)	(7.5)%	$348,851

Gross Profit by Segment:	Six Months Ended April 2, 2016	$ and % Increase (Decrease)		Six Months Ended April 4, 2015
Bus	$33,514	$1,269	3.9%	$32,245
Parts	10,353	90	0.9%	10,263
Total	$43,867	$1,359	3.2%	$42,508

Net sales. Total net sales were $322.5 million for the six months ended April 2, 2016, a decrease of $26.3 million, or 7.5% , compared to $348.9 million for the six months ended April 4, 2015, reflecting a decrease in units booked as bookings were 3,540 units for the six months ended April 2, 2016 compared to 3,917 units for the six months ended April 4, 2015.

For the bus segment, the average net sales price per unit for the six months ended April 2, 2016 was 1.8% higher than the price per unit for the six months ended April 4, 2015. This increase in unit price reflects mainly customer mix changes.

Parts sales for the six months ended April 2, 2016 were $27.1 million, a decrease of $0.5 million, or 1.8%, compared with sales of $27.6 million for the six months ended April 4, 2015 due primarily to lower volume.

Cost of goods sold. Total cost of goods sold were $278.7 million for the six months ended April 2, 2016, a decrease of $27.7 million, or 9.0%, compared to $306.3 million for the six months ended April 4, 2015, reflecting decreased bus segment cost of goods sold of $27.1 million, or 9.4%, and decreased parts segment cost of goods sold of $0.6 million, or 3.4%. As a percentage of net sales, total cost of goods sold decreased from 87.8% to 86.4%, bus segment cost of goods sold decreased from 90.0% to 88.7%, and parts segment cost of goods sold decreased from 62.9% to 61.9%.

For the bus segment, the average cost of goods sold per unit for the six months ended April 2, 2016 remained relatively flat compared to the average cost of goods sold per unit for the six months ended April 4, 2015.

The $0.6 million decrease in parts segment cost of goods sold primarily reflects a decrease in volume.

Operating profit. Total operating profit was $8.0 million for the six months ended April 2, 2016, an increase of $14.9 million, compared to an operating loss of $6.9 million for the six months ended April 4, 2015. This increase in operating profit is primarily due to a decrease in selling, general and administrative expenses related to a non-recurring special compensation payment.

Interest income and expense, net. Interest income and expense, net was $8.6 million for the six months ended April 2, 2016, a decrease of $1.3 million compared to $9.9 million for the six months ended April 4, 2015. The decrease was attributed to lower average borrowing levels. On June 27, 2014, in connection with its dividend recapitalization, Blue Bird Body Company entered into a new credit agreement, substantially increasing its long-term debt. See “Liquidity and Capital Resources”.

Income taxes. Income tax expense was $1.2 million for the six months ended April 2, 2016, compared to an income tax benefit of $4.5 million for the same period in fiscal 2015. The $5.7 million change in income tax expense was due primarily to differences in pre-tax income and to the recording of discrete items, as outlined in the next paragraph.

The effective tax rates for the six months ended April 2, 2016 and April 4, 2015 were (224.7)% and 26.9%, respectively. The effective tax rate for the six months ended April 2, 2016 differed from the statutory federal income tax rate of 35% primarily from discrete items increasing tax expense this period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions, which were partially offset by the benefit from current period operating losses and recording the impact of new tax legislation. The effective tax rate for the six months ended April 4, 2015 differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, a discrete tax benefit from the extension of the U.S. Federal Research and Development Tax Credit for 2014, and benefits of state tax items, partially offset by interest and penalties on uncertain tax positions and transaction costs.

Net income (loss) from continuing operations. Net loss from continuing operations was $0.9 million for the six months ended April 2, 2016, an improvement of $10.8 million compared to a net loss from continuing operations of $11.7 million for the six months ended April 4, 2015. The improvement reflects an increase in operating profit of $14.9 million, an increase in equity in net income of non-consolidated affiliate of $0.3 million, and a $1.3 million decrease in interest income and expense, net, which were partially offset by an increase in tax expense of $5.7 million.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $15.4 million or 4.8% of net sales for the six months ended April 2, 2016, a decrease of $2.1 million, or 12.2%, compared to $17.5 million or 5.0% of net sales for the six months ended April 4, 2015. The decrease in adjusted EBITDA is primarily the result of increased adjusted selling, general and administrative expenses, partially offset by higher gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the six months ended April 2, 2016 and the six months ended April 4, 2015:

(in thousands of dollars)	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Net loss	$(943)	$(11,723)
Loss from discontinued operations, net of tax	(33)	(4)
Loss from continuing operations	$(910)	$(11,719)
Interest expense	8,696	9,896
Interest income	(111)	(34)
Income tax expense (benefit)	1,182	(4,505)
Depreciation and amortization	4,008	4,565
Special compensation payment *	—	13,788
Public company expenses, non-recurring	—	1,842
Business combination expenses	54	3,146
Loss on disposal of fixed assets	—	469
Stock-based compensation	2,447	55
Adjusted EBITDA	$15,366	$17,503
Adjusted EBITDA margin (percentage of net sales)	4.8%	5.0%
* The fiscal 2015 payment was primarily funded by a contribution from our majority shareholder in the Business Combination.

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. As of April 2, 2016, the Company had $28.6 million of available cash (net of outstanding checks) and $54.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On June 27, 2014, SBH and certain of its subsidiaries and affiliates entered into a credit agreement ( the "Credit Agreement"), by and among (i) Blue Bird Body Company, as the borrower, (ii) SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with SBH and Peach, the “Parents”), as guarantors and (iii) Societe Generale which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The credit facility provided for under the Credit Agreement consists of a term loan facility with an aggregate initial principal amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $60.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the initial closing under the Term Loan Facility, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the Term Loan Facility were used to finance in part, together with available cash on hand, (i) the June 2014 payment of a one-time special cash dividend payment to the sole stockholder of SBH at that time, (ii) the repayment of certain existing indebtedness of SBH and its subsidiaries and (iii) transaction costs associated with the consummation of the Credit Facilities.

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

The interest rate on the Term Loan Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at April 2, 2016. Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments equal to $2.9 million beginning on January 3, 2015, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty. Certain mandatory prepayments in respect of the Term Loan Facility are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of SBH and its subsidiaries.

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

SBH must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in this Report, consisting of losses or gains on asset dispositions, non-cash losses or gains on swap agreements, third party expenses stemming from being a public company and management fees payable to Cerberus Operations and Advisory Company, as defined in the Credit Agreement) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. Current and future Total Net Leverage Ratio requirements are as follows:

Test Period	Maximum Total Net Leverage Ratio
September 27, 2014 through July 4, 2015	4.75:1.00
October 3, 2015 through July 2, 2016	4.50:1.00
October 1, 2016	4.00:1.00
December 31, 2016 through June 30, 2018	3.50:1.00
September 29, 2018 through June 29, 2019	3.00:1.00
September 28, 2019 and thereafter	2.75:1.00

As of April 2, 2016, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

Seasonality and Working Capital

We use a non-GAAP measure called “net operating working capital (NOWC)”, which we define as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from the Condensed Consolidated Balance Sheet (Unaudited). We believe that NOWC information is useful for investors because it measures our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC as of April 2, 2016 and October 3, 2015 was as follows:

(in thousands of dollars)	As of April 2, 2016	As of October 3, 2015
Accounts receivable, net	$6,067	$13,746
Inventories	92,858	49,180
Accounts payable	(97,494)	(79,333)
NOWC	$1,431	$(16,407)

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

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during the first six months of fiscal 2016 or 2015, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

Inventory increased by $43.7 million from October 3, 2015 to April 2, 2016 primarily due to an increase in work in process inventory of $28.4 million and raw materials inventory of $12.0 million. Finished goods inventory also increased by $3.3 million. The overall increase in inventory reflects the seasonal nature of the business as the Company ramps up production for the summer months.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under the Credit Facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on the current level of operations, we believe that our existing cash balances and expected cash flows from operations will be sufficient to meet our operating requirements for at least the next 12 months.

Annual capital expenditures have historically been less than 1% of annual sales.

Cash Flows

The following table sets forth general information derived from our statement of cash flows:

(in thousands of dollars)	Six Months Ended April 2, 2016	Increase (Decrease)	Six Months Ended April 4, 2015
Total cash used in operating activities	$(13,371)	$28,039	$(41,410)
Total cash used in investing activities	(3,937)	(2,105)	(1,832)
Total cash (used in) provided by financing activities	(6,938)	(11,661)	4,723
Change in cash and cash equivalents	(24,246)	14,273	(38,519)
Cash and cash equivalents at beginning of period	52,861	(8,276)	61,137
Cash and cash equivalents at end of period	28,615	5,997	22,618
Depreciation and amortization	4,008	(557)	4,565
Capital expenditures	3,937	2,105	1,832

Total cash used in operating activities

Cash flows used in operating activities totaled $13.4 million for the six months ended April 2, 2016, as compared with $41.4 million of cash flows used in operating activities for the six months ended April 4, 2015. The $28.0 million decrease in cash used was primarily attributable to non-recurring expenditures in the six months ended April 4, 2015, including a special compensation payment of $13.8 million and cash paid for business combination expenses of $12.5 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $3.9 million for the six months ended April 2, 2016, as compared with $1.8 million of cash flows used in investing activities during the six months ended April 4, 2015. The $2.1 million increase in cash used was cash paid for fixed assets.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $6.9 million for the six months ended April 2, 2016, as compared with $4.7 million of cash provided by financing activities during the six months ended April 4, 2015. The $(11.7) million increase was primarily attributable to a one-time $13.6 million capital contribution from our majority stockholder in the six months ended April 4, 2015 that was used to fund the special compensation payment, partially offset by cash paid for debt costs which were also lower by $2.9 million.

Depreciation and amortization

Depreciation and amortization totaled $4.0 million and $4.6 million for the six months ended April 2, 2016 and the six months ended April 4, 2015, respectively. The $0.6 million decrease was primarily caused by lower depreciation of fixed assets due to certain fixed assets being fully depreciated.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus moneys that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the six months ended April 2, 2016 and the six months ended April 4, 2015:

(in thousands of dollars)	Six Months Ended April 2, 2016	Six Months Ended April 4, 2015
Net cash used in continuing operations	$(13,338)	$(41,406)

Cash paid for fixed assets	(3,937)	(1,832)

Free cash flow	$(17,275)	$(43,238)

Free cash flow for the six months ended April 2, 2016 was $26.0 million higher than the six months ended April 4, 2015 primarily attributable to non-recurring expenditures in the six months ended April 4, 2015, including a special compensation payment of $13.8 million and cash paid for business combination expenses of $12.5 million.

Off-Balance Sheet Arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at April 2, 2016 and $5.1 million at October 3, 2015, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

As of April 2, 2016, there were 5,750,000 shares of common stock issuable upon exercise of outstanding warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the disclosures about our interest rate rate risk or commodity risk market risk factors previously disclosed in Part II, Item 7A of the Company’s 2015 Form 10-K. The updated currency risk disclosure is as follows:

Currency Risk

The Company transacts substantially all of its sales in United States Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. We utilize derivative instruments to hedge changes in foreign currency exchange rates for certain transactions with our customers. For non-hedged customer transactions, we are not exposed to foreign currency risks.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2015 Form 10-K, and Quarterly Report on Form 10-Q for the quarter ended January 2, 2016. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2015 Form 10-K and first quarter Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of the Company.

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

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^
In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Bird Corporation

Dated:	May 23, 2016	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 23, 2016	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer