Form 10-Q
period 2016-07-02
Blue Bird Corp
filed 2016-08-16
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

Yes No X

As of August 15, 2016, there were issued and outstanding 22,334,378 shares of the registrant’s common stock, $0.0001 par value.

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

These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, as of the date of the applicable filed document), and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different than those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the risk that the anticipated benefits of the Business Combination may not be realized, which may be affected by, among other things, competition and the ability of management to grow the business and manage growth profitably;

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	July 2, 2016	October 3, 2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$42,702	$52,861
Accounts receivable, net	19,754	13,746
Inventories	101,412	49,180
Other current assets	9,006	3,960
Deferred tax asset	7,381	9,150
Total current assets	$180,255	$128,897
Property, plant and equipment, net	30,672	28,933
Goodwill	18,825	18,825
Intangible assets, net	58,976	60,378
Equity investment in affiliate	11,561	12,505
Deferred tax asset	7,377	15,466
Other assets	2,586	1,721
Total assets	$310,252	$266,725
Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable	$129,445	$79,333
Accrued warranty costs—current portion	7,586	7,418
Accrued expenses	25,214	22,980
Deferred warranty income—current portion	5,467	4,862
Other current liabilities	8,364	7,072
Current portion of senior term debt	11,750	11,750
Total current liabilities	$187,826	$133,415
Long-term liabilities
Long-term debt	$142,577	$175,418
Accrued warranty costs	10,917	10,243
Deferred warranty income	10,284	9,283
Other liabilities	15,067	13,169
Accrued pension liability	42,632	46,427
Total long-term liabilities	$221,477	$254,540
Guarantees, commitments and contingencies (Note 6)
Stockholder’s deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized 500,000 issued and liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,449,954 and 20,874,882 issued and outstanding at July 2, 2016 and October 3, 2015, respectively	2	2
Additional paid-in capital	40,297	15,887
Accumulated deficit	(139,633)	(135,345)
Accumulated other comprehensive loss	(49,717)	(51,774)
Total stockholder’s deficit	$(99,051)	$(121,230)
Total liabilities and stockholder’s deficit	$310,252	$266,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$323,055	$262,653	$645,596	$611,504
Cost of goods sold	276,247	225,991	554,921	532,334
Gross profit	$46,808	$36,662	$90,675	$79,170
Operating expenses
Selling, general and administrative expenses	45,505	17,404	81,329	66,813
Operating profit	$1,303	$19,258	$9,346	$12,357
Interest expense	(4,040)	(4,577)	(12,736)	(14,473)
Interest income	7	5	118	39
Other income (expense), net	—	(33)	16	—
(Loss) income before income taxes	$(2,730)	$14,653	$(3,256)	$(2,077)
Income tax expense	(887)	(4,513)	(2,069)	(8)
Equity in net income of non-consolidated affiliate	696	543	1,494	1,049
Net (loss) income from continuing operations	$(2,921)	$10,683	$(3,831)	$(1,036)
Loss from discontinued operations, net of tax	(13)	—	(46)	(4)
Net (loss) income	$(2,934)	$10,683	$(3,877)	$(1,040)
Defined benefit pension plan gain, net of tax expense of $419, $320, $1,257 and $959, respectively	777	593	2,333	1,780
Cash flow hedge loss, net of tax benefit of $33, $0, $149 and $0, respectively	(60)	—	(276)	—
Comprehensive (loss) income	$(2,217)	$11,276	$(1,820)	$740
Net (loss) income (from above)	$(2,934)	$10,683	$(3,877)	$(1,040)
Preferred stock dividend	964	1,027	2,915	1,440
Net (loss) income available to common stockholders	$(3,898)	$9,656	$(6,792)	$(2,480)
Earnings per share:
Basic weighted average shares outstanding	21,084,878	20,712,860	20,989,737	21,306,118
Basic earnings (loss) per share	$(0.18)	$0.47	$(0.32)	$(0.12)
Diluted weighted average shares outstanding	21,084,878	25,385,884	20,989,737	21,306,118
Diluted earnings (loss) per share	$(0.18)	$0.42	$(0.32)	$(0.12)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(3,877)	$(1,040)
Loss from discontinued operations, net of tax	46	4
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations
Depreciation and amortization	6,025	6,646
Amortization of debt costs	2,232	2,283
Share-based compensation	12,717	526
Unfunded portion of Phantom Equity Plan	1,355	—
Equity in net income of affiliate	(1,494)	(1,049)
Loss on disposal of fixed assets	29	495
Deferred taxes	8,461	(4,096)
Provision for bad debt	(5)	134
Amortization of deferred actuarial pension losses	3,590	2,739
Changes in assets and liabilities:
Accounts receivable	(6,003)	(12,734)
Inventories	(52,232)	(35,220)
Other assets	(6,055)	(592)
Accounts payable	50,332	24,049
Accrued expenses, pension and other liabilities	3,870	(13,778)
Cash dividend from equity investment in affiliate	2,316	—
Total adjustments	$25,138	$(30,597)
Net cash provided by (used in) continuing operations	$21,307	$(31,633)
Net cash used in discontinued operations	(46)	(4)
Total cash provided by (used in) operating activities	$21,261	$(31,637)
Cash flows from investing activities
Cash paid for fixed assets	(6,511)	(3,427)
Total cash used in investing activities	$(6,511)	$(3,427)
Cash flows from financing activities
Repayments under the senior term loan	(33,812)	(8,813)
Cash paid for capital leases	(168)	(114)
Cash paid for debt costs	(1,117)	(2,872)
Contributions from former majority stockholder	15,616	13,550
Payment of dividends on preferred stock	(1,917)	—
Cash paid for employee taxes on vested restricted shares	(3,511)	—
Total cash (used in) provided by financing activities	$(24,909)	$1,751
Change in cash and cash equivalents	(10,159)	(33,313)
Cash and cash equivalents at beginning of period	52,861	61,137
Cash and cash equivalents at end of period	$42,702	$27,824
Non-cash investing and financing activity
Capital expenditures funded by capital lease borrowings	100	—
Change in accounts payable for capital additions to property, plant and equipment	(220)	248
Common stock dividend on Series A preferred stock (market value of common shares)	998	1,239
Non-cash reverse merger activity
Issuance of Common Stock	—	25,000
Issuance of Series A Preferred Stock	—	50,000
Shares assumed by legal acquirer	—	42,492
Repurchase of Common Stock from Traxis	—	100,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

On February 24, 2015, Hennessy Capital Acquisition Corp. ("HCAC") consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of School Bus Holdings, Inc. (“SBH”) from The Traxis Group B.V. (the “Seller” or "Traxis"). SBH operates its business of designing and manufacturing school buses through subsidiaries and under the Blue Bird Corporation (“Blue Bird”) name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Upon consummation of the Business Combination, SBH became a wholly-owned subsidiary of Blue Bird Corporation and SBH’s direct and indirect subsidiaries became indirect subsidiaries of our parent corporation.

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase Agreement”), by and among Traxis, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Traxis agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), of the Company owned by Traxis (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. There were no proceeds to the Company from this transaction. The sale of Transaction Shares triggered a phantom equity compensation payment as further discussed in Note 12. This payment was primarily funded by Traxis and not by the Company.

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

The Company uses the equity method to account for its investment in an entity that is not controlled, and where the Company has the ability to exercise significant influence over operating and financial policies. Consolidated net (loss) income includes the Company’s share of net income in this entity. The difference between consolidation and the equity method impacts certain of the Company’s financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of “Equity investment in affiliate” on the Consolidated Balance Sheets and “Equity in net income of non-consolidated affiliate” on the Consolidated Statements of Operations and Comprehensive Income (Loss). The third quarter 2015 presentation of Equity in net income of non-consolidated affiliate has been reclassified from the previous presentation to conform to the current year presentation. The previous presentation showed the amounts in the three and nine months ended July 4, 2015 net of tax expense of $0.2 million and $0.4 million, respectively. Those tax amounts are now included in "income tax expense" on our Consolidated Statement of Operations and Comprehensive Income (Loss).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2016 there are a total of 52 weeks. For fiscal year 2016 the three and nine months ended were 13 weeks and 39 weeks, respectively. For fiscal year 2015 the three and nine months ended were 13 weeks and 40 weeks, respectively.

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

Please see Note 11 for discussion of a revision to previously reported earnings per share.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s Form 10-K, filed with the SEC on December 15, 2015.
Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 2, 2016 other than those described below.

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

Recently Issued Accounting Standards

ASU 2016-13 — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted with fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

ASU 2016-12 & 2016-10 — In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and in April 2016 issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide further clarification to be considered when implementing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASUs are effective concurrently with ASU 2014-09, which is effective for the Company in fiscal 2019. The Company is currently evaluating the impact this guidance will have on the financial statements and related disclosures.

ASU 2016-09 — In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for some aspects of share-based payment transactions, including the income tax treatment of excess tax benefits and deficiencies, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and payments. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The Company has elected to early adopt ASU 2016-09 beginning with the second quarter ended April 2, 2016, resulting in windfall and shortfall taxes from vested awards to be recorded as income tax expense or benefit in the income statement as well as classified with income tax transactions in the operating section of the cash flow statement. Additionally, employee taxes paid on shares withheld for tax-withholding purposes were recognized as a financing activity in the cash flow statement.

ASU 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. The standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. At July 2, 2016, the adoption of this ASU would result in the reclassification of approximately $7.4 million from current assets to non-current assets. Future impact will be driven by the composition of our deferred tax accounts.

3. Supplemental Financial Information

Inventory

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. The following table presents the components of inventory at the dates indicated:

(in thousands of dollars)	July 2, 2016	October 3, 2015
Raw materials	$67,714	$43,471
Work in process	30,369	2,658
Finished goods	3,329	3,051
Total inventory	$101,412	$49,180

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

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance at beginning of period	$16,768	$15,262	$17,661	$15,559
Add current period accruals	3,691	3,014	7,195	6,936
Current period reductions of accrual	(1,956)	(1,993)	(6,353)	(6,212)
Balance at end of period	$18,503	$16,283	$18,503	$16,283
 Extended Warranty Income
The following table reflects activity in deferred warranty income, for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance at beginning of period	$14,060	$12,340	$14,145	$12,003
Add current period deferred income	2,952	1,939	5,446	4,445
Current period recognition of income	(1,261)	(1,085)	(3,840)	(3,254)
Balance at end of period	$15,751	$13,194	$15,751	$13,194

Self-Insurance

The following table reflects total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	July 2, 2016	October 3, 2015
Current portion	$3,444	$3,534
Long-term portion	2,884	2,786
Total accrued self-insurance	$6,328	$6,320

The current and long term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $6.2 million and $4.5 million for the three months ended July 2, 2016 and July 4, 2015, respectively, and $11.5 million and $10.6 million for the nine months ended July 2, 2016 and July 4, 2015, respectively. The related cost of goods sold was $5.7 million and $4.0 million for the three months ended July 2, 2016 and July 4, 2015, respectively, and $10.1 million and $9.4 million for the nine months ended July 2, 2016 and July 4, 2015, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest cost	$1,411	$1,426	$4,232	$4,280
Expected return on plan assets	(1,528)	(1,599)	(4,584)	(4,798)
Amortization of prior loss	1,196	913	3,590	2,739
Net periodic benefit cost	$1,079	$740	$3,238	$2,221
Amortization of prior loss, recognized in other comprehensive income	1,196	913	3,590	2,739
Total recognized in net periodic pension benefit cost and other comprehensive income	$(117)	$(173)	$(352)	$(518)
Equity Investment in Affiliate

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. (“Micro Bird”), and accounts for Micro Bird under the equity method of accounting. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings and losses and any dividends received. At July 2, 2016 and October 3, 2015, the Company had an investment of $11.6 million and $12.5 million, respectively. In the third quarter of 2016, Micro Bird paid a dividend to all common stockholders and the Company received $2.3 million as a result of this distribution, which was net of required withholding taxes. The dividend reduced the carrying value of our investment and is presented as a cash inflow in the operating section of our Condensed Consolidated Statement of Cash Flows.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $1.5 million and $1.0 million in Equity in net income of non-consolidated affiliate for the nine months ended July 2, 2016 and July 4, 2015, respectively. Summarized unaudited financial information for these periods for Micro Bird is as follows:

	Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Revenues	$64,931	$51,126
Gross profit	9,407	7,067
Operating income	4,273	3,162
Net income	3,034	2,385

4. Debt

In June 2014, Blue Bird Body Company, a wholly-owned subsidiary of the Company, executed a $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The Senior Credit Facility amortizes at 5% per annum payable quarterly which started on January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at both July 2, 2016 and October 3, 2015. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective interest rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points.Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 0.5%.

The Senior Credit Facility and the Senior Revolving Credit Facility were executed on June 27, 2014, amended on September 28, 2015, and further amended on June 6, 2016. The Senior Credit Facility has a six year term and the Senior Revolving Credit Facility originally had a five year term but was amended to a six year term in September 2015. The Senior Credit Facility was also amended in September 2015 to permit the Company to pay its preferred share dividends in cash, to permit the Company to tender cash for its existing warrants from available amounts (as further defined in the credit agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements. An amendment in June 2016 changed the definition of Sponsor, as defined in the Credit Agreement, contingent upon a change in control. With the June 2016 amendment, the Company incurred $1.1 million in lender fees which were capitalized to the debt and will be amortized to interest expense over the remaining life of the loan, resulting in an increase in the weighted-average annual effective interest rate.

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	July 2, 2016	October 3, 2015
2020 senior term loan, net of discount of $10,111 and $11,082, respectively	$154,327	$187,168
Less: Current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$142,577	$175,418

At July 2, 2016 and October 3, 2015, $164.4 million and $198.3 million, respectively, were outstanding on this indebtedness. On June 30, 2016, the Company made a voluntary $25.0 million prepayment of principal in addition to the regular payments due.

At July 2, 2016 and October 3, 2015, the Senior Credit Facility's weighted-average annual effective interest rate was 8.3% and 7.8%, respectively, which includes amortization of the discount and deferred charges.

Our term loan is recognized on the Company’s balance sheet at its unpaid principal balance, and is not subject to fair value measurement; however, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value. If measured at fair value in the financial statements, the Company’s term loan would be classified as Level 2 in the fair value hierarchy.

No borrowings were outstanding on the Senior Revolving Credit Facility at July 2, 2016; however, since there were $5.1 million of Letters of Credit outstanding on July 2, 2016, the Company would have been able to borrow $54.9 million on the revolving line of credit.

Interest expense on all indebtedness was $4.0 million and $4.6 million for the three months ended July 2, 2016 and July 4, 2015, respectively, and $12.7 million and $14.5 million for the nine months ended July 2, 2016 and July 4, 2015, respectively.

The schedules of remaining principal maturities for the Senior Credit Facility and the Senior Revolving Credit Facility for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2016	2,938
2017	11,750
2018	11,750
2019	11,750
2020	126,250
Total remaining principal payments	$164,438

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

The effective tax rate for the three month period ended July 2, 2016 was (32.5)%, which differed from the statutory federal income tax rate of 35%, primarily from discrete items in the period, including interest and penalties on uncertain tax positions and a net tax shortfall from the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09 (refer to Note 2), which were partially offset by the benefit from current period operating losses. The effective tax rate for the three month period ended July 4, 2015 was 30.8% and differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction and partially offset by an uncertain tax position for state tax expense.

The effective tax rate for the nine month period ended July 2, 2016 was (63.5)% and differed from the statutory federal income tax rate of 35% primarily from discrete items increasing tax expense in the year to date period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, interest and penalties on uncertain tax positions, the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09 (refer to Note 2), partially offset by recording the impact of new tax legislation. These discrete items were partially offset by the benefit from current period operating losses. The effective tax rate for the nine month period ended July 4, 2015 was (0.4)% and differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, state tax items and other permanent items and offset in part by interest and penalties on uncertain tax positions and transaction costs.

Of the total amount of gross unrecognized tax benefits at July 2, 2016 and October 3, 2015, $6.4 million and $6.4 million, respectively, would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties for the nine months ended July 2, 2016 and July 4, 2015, were $0.9 million and $0.8 million, respectively.

6. Guarantees, Commitments and Contingencies

Litigation

At July 2, 2016, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

7. Segment Information

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the periods presented:

Net sales

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Bus	$309,432	$248,487	$604,832	$569,693
Parts	13,623	14,166	40,764	41,811
Segment net sales	$323,055	$262,653	$645,596	$611,504

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Bus	$41,594	$31,670	$75,108	$63,915
Parts	5,214	4,992	15,567	15,255
Segment gross profit	$46,808	$36,662	$90,675	$79,170

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Segment gross profit	$46,808	$36,662	$90,675	$79,170
Adjustments:
Selling, general and administrative expenses	(45,505)	(17,404)	(81,329)	(66,813)
Interest expense	(4,040)	(4,577)	(12,736)	(14,473)
Interest income	7	5	118	39
Other income, net	—	(33)	16	—
(Loss) income before income taxes	$(2,730)	$14,653	$(3,256)	$(2,077)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
United States	$298,532	$257,522	$591,549	$565,854
Canada	21,642	4,585	46,261	42,032
Rest of world	2,881	546	7,786	3,618
Total net sales	$323,055	$262,653	$645,596	$611,504

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

On February 24, 2015, HCAC consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of SBH from the Seller. SBH operates its business of designing and manufacturing school buses through subsidiaries and under the “Blue Bird” name. In the Business Combination, the total purchase price was paid in a combination of cash ($100 million) and shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

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

Business Combination Approval and Consummation

On February 23, 2015, the Business Combination was approved by Hennessy Capital’s stockholders. On February 24, 2015, the parties consummated the Business Combination. The total purchase price was paid in a combination of cash ($100 million) and shares of the registrant’s common stock (12,000,000 shares valued at a total of $120 million). In connection with the closing of the Business Combination, the Company redeemed a total of 7,494,700 shares of its common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total cash payment from Hennessy Capital’s trust account to redeeming stockholders of $75 million.

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

Each share of Series A Convertible Preferred Stock is convertible, at the holder’s option at any time, initially into 8.6 shares of our common stock (which is equivalent to an initial conversion price of approximately $11.59 per share), subject to specified adjustments as set forth in the Certificate of Designations. A Fundamental Change, as defined in the Certificate of Designations, was triggered on June 8, 2016 in connection with the Second Closing of the Transaction Shares which allowed the preferred holders to convert on an adjusted basis for a designated conversion period. None of the Preferred shareholders elected to convert within the designated conversion period. In addition, beginning on or after the third anniversary of the initial issuance date, we have the right, at our option, to cause all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of common stock under certain circumstances and, if our Company undergoes certain fundamental changes, the Series A Convertible Preferred Stock will automatically be converted into common stock on the effective date of such fundamental change.

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is in the sole discretion of the Company. During 2016, we issued a common stock dividend totaling 95,934 shares of common in the first quarter and paid cash dividends in our second and third fiscal quarters to the holders of our Series A Convertible Preferred Stock. As we are in an accumulated deficit position, we reduce Additional paid-in capital for dividend payments made in shares of common stock at the same amount that we record Additional paid-in capital for the issuance of the common stock, which results in no net change to our Stockholders' Deficit. The fair value of all dividends are reflected as deductions from net loss to calculate net loss available to common stockholders in our Condensed Consolidated Statement of Operations.

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

Warrants

At July 2, 2016, there were a total of 11,500,000 warrants outstanding.

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

10. Foreign Exchange Contracts

During the second quarter of fiscal 2016, we entered into a foreign exchange swap as an economic hedge of anticipated cash flows denominated in Canadian Dollars. The contract was entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. The notional amount of the swap entered into was $10.8 million, and it matures on January 31, 2017. The foreign exchange contract qualifies for hedge accounting and has been designated as a cash flow hedge with the effective portion of the gain or loss on the derivative instrument recorded in other comprehensive income until the underlying transaction occurs. Once the anticipated transaction occurs, the gain or loss on the swap is recorded in current period earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The fair value of the foreign exchange contract is based on the forward contract rate, which classifies as a Level 2 fair value measurement. At July 2, 2016, the fair value of the foreign exchange contract was $(0.4) million and is included in "other current liabilities" on the Consolidated Balance Sheet. The loss recorded through accumulated other comprehensive income was $(0.1) million and $(0.4) million for the three and nine months ended July 2, 2016, respectively.

11. Earnings Per Share

We incurred a net loss for the three and nine months ended July 2, 2016 and the nine months ended July 4, 2015. As a result, basic and diluted shares outstanding are equal to each other for those periods due to the exclusion of potentially dilutive shares from the calculation of earnings per share as the effect would be anti-dilutive. For the three and nine months ended July 2, 2016, potentially dilutive shares excluded from the calculation were 4,417,141 and 4,356,032, respectively, and 4,314,064 for the nine months ended July 4, 2015.

The following table presents the earnings per share computation for the period presented when there are dilutive shares:

Three Months Ended
(in thousands except for share data)	July 4, 2015
Numerator:
Net income	$10,683
Less: convertible preferred stock dividend	1,027
Net income available to common stockholders	$9,656

Basic net income per share computation:
Net income available to common stockholders	$9,656
Weighted average common shares outstanding	20,712,860
Basic net income per share	$0.47

Diluted net income per share computation:
Net income	$10,683
Weighted average common shares outstanding	20,712,860
Weighted average dilutive securities, convertible preferred stock	4,314,064
Weighted average dilutive securities, restricted stock	10
Weighted average dilutive securities, warrants	358,950
Weighted average shares and dilutive potential common shares	25,385,884
Diluted net income per share	$0.42

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

We evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all prior periods impacted. While the adjustments were immaterial, as previously disclosed, the Company has elected to revise its previously reported basic and diluted earnings per share for the comparable periods in fiscal 2015 as presented in the following table:

	July 4, 2015
	Three Months Ended			Nine Months Ended
(in thousands except for share data)	Previous	Adjustment	Corrected	Previous	Adjustment	Corrected
Net income (loss)	$10,683	$—	$10,683	$(1,040)	$—	$(1,040)
Preferred stock dividend	1,239	(212)	1,027	1,239	201	1,440
Net income (loss) available to common shareholders	9,444	212	9,656	(2,279)	(201)	(2,480)
Basic earnings (loss) per share	0.46	0.01	0.47	(0.11)	(0.01)	(0.12)
Diluted earnings (loss) per share	$0.42	$—	$0.42	$(0.11)	$(0.01)	$(0.12)

12. Share-Based Compensation

All outstanding share-based compensation awards vested upon the change in control which took place on June 8, 2016. Concurrent with the change in control, certain awards not considered as granted under GAAP due to 2017 and 2018 performance criteria which had not been established, were granted and immediately vested with the change in control. Refer to Note 1 for more information on the change in control.

Restricted Stock Awards

The following table summarizes the Company's restricted stock ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Nine Months Ended July 2, 2016
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	521,707	$13.18
Granted	245,793	10.82
Vested	(767,500)	12.43
Balance, end of period	—	$—

Compensation expense, recognized in selling, general and administrative expenses on consolidated statements of operations, for the restricted stock awards was $8.7 million for the nine months ended July 2, 2016. At July 2, 2016, there was no unrecognized compensation cost related to RSA and RSU awards.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Nine Months Ended July 2, 2016
Stock Option Award Activity	Number of Options	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding options, beginning of period	1,004,000	$10.05	9.48	$197
Granted	143,754	10.27	9.47	234
Outstanding options, end of period (1)	1,147,754	10.08	8.82	1,959
Fully vested and exercisable options, end of period	1,147,754	$10.08	8.82	$1,959

(1) There were no stock option forfeitures or exercises during the nine months ended July 2, 2016.

Compensation expense, recognized in selling, general and administrative expenses on consolidated statements of operations, for stock option awards was $4.0 million for the nine months ended July 2, 2016. At July 2, 2016, there was no unrecognized compensation cost related to stock option awards.

The weighted-average grant date fair value of an option award granted during the nine months ended July 2, 2016 was $4.03. The fair value of each option award on the grant date was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend Yield	0%
Risk-Free Interest Rate	1.7%
Expected Volatility	34.0%
Expected Term (Years)	4.7

Phantom Award

In June 2016, in conjunction with the change in control of the Company's major stockholder, Phantom Award Plan participants earned $17.1 million in compensation which was expensed during the nine month period ended July 2, 2016, of which the participants were paid $15.8 million and was primarily funded by a $15.6 million contribution from our former major stockholder. The additional $1.4 million remains due but unpaid and will also be funded by a contribution from our former majority stockholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended July 2, 2016 and July 4, 2015 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 3, 2015 as “fiscal 2015”. We refer to the quarter ended July 2, 2016 as the “third quarter of fiscal 2016” and we refer to the quarter ended July 4, 2015 as the “third quarter of fiscal 2015”. There were 13 weeks in the third quarter of fiscal 2015 and the third quarter of fiscal 2016. For fiscal 2016, the nine months ended included 39 weeks and for fiscal 2015, the nine months ended included 40 weeks.

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

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase Agreement”), by and among Traxis, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Traxis agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), of the Company owned by Traxis (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125,700,000. There were no proceeds to the Company from this transaction. The sale of Transaction Shares triggered a phantom equity compensation payment as further discussed in Note 12 of the accompanying condensed consolidated financial statements. This payment was primarily funded by Traxis and not by the Company.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s Form10-K, filed with the SEC on December 15, 2015 under the caption “Blue Bird Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 2, 2016.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a discussion of new and recently adopted accounting pronouncements.

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

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. Blue Bird refinanced its senior debt in June 2014, entering into a $235.0 million first lien credit agreement and a $60.0 million revolving credit agreement. Proceeds of the refinancing were used to repay existing indebtedness and to finance a dividend payment to our sole stockholder at that time.

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

Consolidated Results of Operations for the Three Months Ended July 2, 2016 and July 4, 2015:

	Three Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Net sales	$323,055	$262,653
Cost of goods sold	276,247	225,991
Gross profit	$46,808	$36,662
Operating expenses
Selling, general and administrative expenses	45,505	17,404
Operating profit	$1,303	$19,258
Interest expense	(4,040)	(4,577)
Interest income	7	5
Other expense, net	—	(33)
(Loss) income before income taxes	$(2,730)	$14,653
Income tax expense	(887)	(4,513)
Equity in net income of non-consolidated affiliate	696	543
Net (loss) income from continuing operations	$(2,921)	$10,683
Loss from discontinued operations, net of tax	(13)	—
Net (loss) income	$(2,934)	$10,683
Other financial data:
Adjusted EBITDA	$32,479	$23,350
Adjusted EBITDA margin	10.1%	8.9%

The following provides the results of operations of Blue Bird’s two reportable segments:

	Three Months Ended
	July 2, 2016	July 4, 2015
Net Sales by Segment
Bus	$309,432	$248,487
Parts	13,623	14,166
Total	$323,055	$262,653

Gross Profit by Segment
Bus	$41,594	$31,670
Parts	5,214	4,992
Total	$46,808	$36,662

Net sales. Total net sales were $323.1 million for the third quarter of fiscal 2016, an increase of $60.4 million, or 23.0%, compared to $262.7 million for the third quarter of fiscal 2015, reflecting an increase in units booked which were 3,768 units for the third quarter of fiscal 2016, compared to 2,993 units for the third quarter of fiscal 2015.

For the bus segment, the average net sales price per unit for the third quarter of fiscal 2016 was 1.1% lower than the price per unit for the third quarter of fiscal 2015. This decrease in unit price reflects mainly product and customer mix changes.

Parts sales decreased year over year by $0.5 million due to decreased parts volume.

Cost of goods sold. Total cost of goods sold was $276.2 million for the third quarter of fiscal 2016, an increase of $50.3 million, or 22.2%, compared to $226.0 million for the third quarter of fiscal 2015, reflecting increased bus segment cost of goods sold of $51.0 million or 23.5%, and decreased parts segment cost of goods sold of $0.8 million or 8.3%. As a percentage of net sales, total cost of goods sold decreased from 86.0% in the third quarter of fiscal 2015 to 85.5% in the third quarter of fiscal 2016.

For the bus segment, the average cost of goods sold per unit for the third quarter of fiscal 2016 decreased by 1.9% compared to the average cost of goods sold per unit for the third quarter of fiscal 2015. This primarily reflects a change in product and customer mix.

The $0.8 million decrease in parts segment cost of goods sold primarily reflects a decrease in volume.

Operating profit. Total operating profit was $1.3 million for the third quarter of fiscal 2016, a decrease of $18.0 million, compared to an operating profit of $19.3 million for the third quarter of fiscal 2015. Profitability was positively impacted by a $10.1 million increase in gross profit, which was offset by a $28.1 million increase in selling, general and administrative expenses, due primarily to expenses incurred from the change in control of our former majority stockholder in June of 2016, including a special compensation payment, share-based compensation, and other transaction expenses.

Interest income and expense, net. Interest income and expense, net was $4.0 million for the third quarter of fiscal 2016, a decrease of $0.5 million compared to $4.6 million for the third quarter of fiscal 2015. The decrease is attributable to lower average borrowing levels.

Income taxes. Income tax expense was $0.9 million for the third quarter of fiscal 2016, compared to an income tax expense of $4.5 million for the third quarter of fiscal 2015. The $3.6 million decrease in income tax expense is explained in the following paragraph.

The effective tax rate for the three month period ended July 2, 2016 was (32.5)%, which differed from the statutory federal income tax rate of 35%, primarily from discrete items in the period, including interest and penalties on uncertain tax positions and a net tax shortfall from the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09 (refer to Note 2 of our condensed consolidated financial statements), which were partially offset by the benefit from current period operating losses. The effective tax rate for the three month period ended July 4, 2015 was 30.8% and differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from the domestic production activities deduction and partially offset by an uncertain tax position for state tax expense.

Net (loss) income from continuing operations. Net loss from continuing operations was $2.9 million for the third quarter of fiscal 2016, a decrease of $13.6 million compared to net profit from continuing operations of $10.7 million for the third quarter of fiscal 2015. The decrease primarily reflects a decrease in operating profit of $18.0 million, which was partially offset by a decrease in tax expense of $3.6 million and a decrease of $0.5 million in interest income and expense, net.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $32.5 million or 10.1% of net sales for the third quarter of fiscal 2016, an increase of $9.1 million, or 39.1%, compared to $23.4 million or 8.9% of net sales for the third quarter of fiscal 2015. The increase in adjusted EBITDA is primarily the result of increased gross profit.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for periods presented:

	Three Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Net income (loss)	$(2,934)	$10,683
Loss from discontinued operations, net of tax	(13)	—
Income (loss) from continuing operations	$(2,921)	$10,683
Interest expense	4,040	4,577
Interest income	(7)	(5)
Income tax expense	887	4,513
Depreciation and amortization	2,017	2,081
Special compensation payment (1)	17,112	—
Public company expenses, non-recurring	—	812
Business combination expenses	185	218
One-time post-retirement benefit adjustment	896	—
Share-based compensation	10,270	471
Adjusted EBITDA	$32,479	$23,350
Adjusted EBITDA margin (percentage of net sales)	10.1%	8.9%

(1) The special compensation payment was primarily funded by a contribution from our former majority shareholder concurrent with the change in control. An additional $1.4 million payment remains due, which will also be funded by a contribution from our former major stockholder.

Consolidated Results of Operations for the Nine Months Ended July 2, 2016 and July 4, 2015:

	Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Net sales	$645,596	$611,504
Cost of goods sold	554,921	532,334
Gross profit	$90,675	$79,170
Operating expenses
Selling, general and administrative expenses	81,329	66,813
Operating profit	$9,346	$12,357
Interest expense	(12,736)	(14,473)
Interest income	118	39
Other income, net	16	—
Loss before income taxes	$(3,256)	$(2,077)
Income tax expense	(2,069)	(8)
Equity in net income of non-consolidated affiliate	1,494	1,049
Net loss from continuing operations	$(3,831)	$(1,036)
Loss from discontinued operations, net of tax	(46)	(4)
Net loss	$(3,877)	$(1,040)
Other financial data:
Adjusted EBITDA	$47,845	$40,853
Adjusted EBITDA margin	7.4%	6.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

	Nine Months Ended
	July 2, 2016	July 4, 2015
Net Sales by Segment
Bus	$604,832	$569,693
Parts	40,764	41,811
Total	$645,596	$611,504

Gross Profit by Segment
Bus	$75,108	$63,915
Parts	15,567	15,255
Total	$90,675	$79,170

Net sales. Total net sales were $645.6 million for the nine months ended July 2, 2016, an increase of $34.1 million, or 5.6%, compared to $611.5 million for the nine months ended July 4, 2015, reflecting an increase in units booked, which were 7,308 units for the nine months ended July 2, 2016 compared to 6,910 units for the nine months ended July 4, 2015.

For the bus segment, the average net sales price per unit for the nine months ended July 2, 2016 was 0.4% higher than the price per unit for the nine months ended July 4, 2015. This increase in unit price reflects mainly customer mix changes.

Parts sales for the nine months ended July 2, 2016 were $40.8 million, a decrease of $1.0 million, or 2.5%, compared with sales of $41.8 million for the nine months ended July 4, 2015 due primarily to lower volume.

Cost of goods sold. Total cost of goods sold were $554.9 million for the nine months ended July 2, 2016, an increase of $22.6 million, or 4.2%, compared to $532.3 million for the nine months ended July 4, 2015, reflecting increased bus segment cost of goods sold of $23.9 million, or 4.7%, and decreased parts segment cost of goods sold of $1.4 million, or 5.1%.

For the bus segment, the average cost of goods sold per unit for the nine months ended July 2, 2016 decreased by 1.0% compared to the average cost of goods sold per unit for the nine months ended July 4, 2015, primarily due to favorable material costs.

The $1.4 million decrease in parts segment cost of goods sold primarily reflects a decrease in volume.

Operating profit. Total operating profit was $9.3 million for the nine months ended July 2, 2016, a decrease of $3.0 million, compared to an operating profit of $12.4 million for the nine months ended July 4, 2015. The decrease in operating profit is primarily due to the $12.2 million increase in share-based compensation, partially offset by an increase in gross profit of $11.5 million.

Interest income and expense, net. Interest income and expense, net was $12.6 million for the nine months ended July 2, 2016, a decrease of $1.8 million compared to $14.4 million for the nine months ended July 4, 2015. The decrease was attributable to lower average borrowing levels.

Income taxes. Income tax expense was $2.1 million for the nine months ended July 2, 2016, compared to expense of $0.0 million for the same period in fiscal 2015. The $2.1 million increase in income tax expense is explained in the following paragraph.

The effective tax rate for the nine month period ended July 2, 2016 was (63.5)% and differed from the statutory federal income tax rate of 35% primarily from discrete items increasing tax expense in the year to date period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, interest and penalties on uncertain tax positions, the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09 (refer to Note 2 of our condensed consolidated financial statements), partially offset by recording the impact of new tax legislation. These discrete items were partially offset by the benefit from current period operating losses. The effective tax rate for the nine month period ended July 4, 2015 was (0.4)% and differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the domestic production activities deduction, state tax items and other permanent items and offset in part by interest and penalties on uncertain tax positions and transaction costs.

Net loss from continuing operations. Net loss from continuing operations was $3.8 million for the nine months ended July 2, 2016, a decrease of $2.8 million compared to a net loss from continuing operations of $1.0 million for the nine months ended July 4, 2015. The decrease reflects a decrease in operating profit of $3.0 million and an increase of $2.1 million in income tax expense, which were partially offset by an increase in equity in net income of non-consolidated affiliate of $0.4 million and a $1.8 million decrease in interest income and expense, net.

Discontinued operations. In 2007, Blue Bird sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal expenses.

Adjusted EBITDA. Adjusted EBITDA was $47.8 million or 7.4% of net sales for the nine months ended July 2, 2016, an increase of $7.0 million, or 17.1%, compared to $40.9 million or 6.7% of net sales for the nine months ended July 4, 2015. The increase in adjusted EBITDA is primarily the result of higher gross profit, partially offset by increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Net income (loss)	$(3,877)	$(1,040)
Loss from discontinued operations, net of tax	(46)	(4)
Loss from continuing operations	$(3,831)	$(1,036)
Interest expense	12,736	14,473
Interest income	(118)	(39)
Income tax expense	2,069	8
Depreciation and amortization	6,025	6,646
Special compensation payment (1)	17,112	13,788
Public company expenses, non-recurring	—	2,654
Business combination expenses	239	3,364
Loss on disposal of fixed assets	—	469
One-time post-retirement benefit adjustment	896	—
Share-based compensation	12,717	526
Adjusted EBITDA	$47,845	$40,853
Adjusted EBITDA margin (percentage of net sales)	7.4%	6.7%

(1) The special compensation payments for fiscal 2016 and 2015 were primarily funded by a contribution from our former majority stockholder concurrent with the June 2016 change in control and 2015 Business Combination, respectively. An additional $1.4 million payment remains due, which will also be funded by a contribution from our former major stockholder.

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. As of July 2, 2016, the Company had $42.7 million of available cash (net of outstanding checks) and $54.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The Term Loan Facility matures on June 27, 2020, which is the sixth anniversary of the effective date of the Credit Agreement. The Revolving Credit Facility originally matured on June 27, 2019, but was amended in September of 2015 to a June 27, 2020 maturity date. The Credit Facility was also amended to permit the Company to pay preferred share dividends in cash, to permit the Company to tender cash for its existing warrants from available amounts (as further defined in the Credit Agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements. On June 16, 2016, we amended the definition of Sponsor, as defined in the Credit Agreement, contingent upon a change in control as previously reported by the Company in its Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016, June 1, 2016, June 3, 2016 and June 8, 2016.

The interest rate on the Term Loan Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at July 2, 2016. Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments equal to $2.9 million beginning on January 3, 2015, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty. Certain mandatory prepayments in respect of the Term Loan Facility are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of SBH and its subsidiaries.

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

As of July 2, 2016, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

Seasonality and Working Capital

We use a non-GAAP measure called “net operating working capital (NOWC)”, which we define as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from the Condensed Consolidated Balance Sheet (Unaudited). We believe that NOWC information is useful for investors because it measures our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC at the dates indicated was:

(in thousands of dollars)	July 2, 2016	October 3, 2015
Accounts receivable, net	$19,754	$13,746
Inventories	101,412	49,180
Accounts payable	(129,445)	(79,333)
NOWC	$(8,279)	$(16,407)

In overall dollar terms, NOWC is generally lower at the end of the fiscal year due to reduced production activity reflecting the start of the new school year. NOWC typically peaks at the end of the second and third fiscal quarters as we ramp up for high seasonal demand from our dealers. There are, however, variations in the seasonal demands from year to year depending in part on large direct sales to major fleet customers.

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during the first nine months of fiscal 2016 or 2015, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

Inventory increased by $52.2 million from October 3, 2015 to July 2, 2016 due to a $27.7 million increase in work in process inventory, a $24.2 million increase in raw materials inventory, and a $0.3 million increase in finished goods inventory. The overall increase in inventory reflects the seasonal nature of the business as the Company ramps up production for the summer months.

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

Cash Flows

The following table sets forth general information derived from our statement of cash flows:

	Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Cash and cash equivalents at beginning of period	52,861	61,137
Total cash provided by (used in) operating activities	$21,261	$(31,637)
Total cash used in investing activities	(6,511)	(3,427)
Total cash (used in) provided by financing activities	(24,909)	1,751
Change in cash and cash equivalents	(10,159)	(33,313)
Cash and cash equivalents at end of period	42,702	27,824
Depreciation and amortization	6,025	6,646
Capital expenditures	6,511	3,427

Total cash provided by (used in) operating activities

Cash flows provided by operating activities totaled $21.3 million for the nine months ended July 2, 2016, as compared with $31.6 million of cash flows used in operating activities for the nine months ended July 4, 2015. The $52.9 million increase in cash provided by operating activities was primarily attributed to $16.0 million of improvements in working capital changes mainly driven by accounts payable, a $12.2 million increase in non-cash share-based compensation, a $2.3 million dividend received from our Micro Bird joint venture, and $24.7 million in increased accrued expenses, deferred taxes, and other assets, of which $12.5 million was attributed to Business Combination expenses in 2015.

Total cash used in investing activities

Cash flows used in investing activities totaled $6.5 million for the nine months ended July 2, 2016, as compared with $3.4 million of cash flows used in investing activities during the nine months ended July 4, 2015. The $3.1 million increase in cash used was cash paid for fixed assets.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $24.9 million for the nine months ended July 2, 2016, as compared with $1.8 million of cash provided by financing activities during the nine months ended July 4, 2015. The $26.7 million increase in cash used was primarily attributable to a $25.0 million voluntary prepayment on the Senior Credit Facility.

Depreciation and amortization

Depreciation and amortization totaled $6.0 million and $6.6 million for the nine months ended July 2, 2016 and July 4, 2015, respectively. The $0.6 million decrease was primarily caused by lower depreciation of fixed assets due to certain fixed assets being fully depreciated.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus moneys that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 2, 2016	July 4, 2015
Net cash provided by (used in) continuing operations	$21,307	$(31,633)
Cash paid for fixed assets	(6,511)	(3,427)
Free cash flow	$14,796	$(35,060)

Free cash flow for the nine months ended July 2, 2016 was $49.9 million higher than the nine months ended July 4, 2015 primarily due to $16.0 million of improvements in working capital changes mainly driven by accounts payable, a $12.2 million increase in non-cash share-based compensation, a $2.3 million dividend received from our Micro Bird joint venture, and $24.7 million in increased accrued expenses, deferred taxes, and other assets, of which $12.5 million was attributed to Business Combination expenses in 2015. The free cash flow increase was partially offset by an increase in cash paid for fixed assets from prior year totaling $3.1 million.

Off-Balance Sheet Arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at July 2, 2016, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At July 2, 2016, there were 5.8 million shares of common stock issuable upon exercise of outstanding warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the disclosures about our interest rate risk or commodity risk market risk factors previously disclosed in Part II, Item 7A of the Company’s 2015 Form 10-K. The updated currency risk disclosure is as follows:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial officer, as of July 2, 2016, on the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), as of the end of the period covered by this Report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 2, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and the rules promulgated thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation outlined above, we determined that we did not maintain effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained.  As a result, we did not properly assign and limit authority and responsibilities of certain management and supervisory personnel and did not appropriately design monitoring of the activities performed by these personnel. These control deficiencies could result in the recording of inappropriate or unauthorized transactions in our financial statements.  Given the nature of these deficiencies and their potential to result in a material misstatement, our audit committee and management team assessed these deficiencies as a material weaknesses.  These material weaknesses were present as of our previous fiscal year ended October 3, 2015.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3
Credit agreement, dated as of June 27, 2014, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe Generale, as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on March 2, 2015).

4.4
First Amendment to Credit Agreement, dated as of September 28, 2015, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe Generale, as administrative agent (incorporated by reference to Exhibit 4.6 to the registrant's 2015Annual Report on Form 10-K filed by the registrant on December 15, 2015).

4.5
Second Amendment to Credit Agreement, dated as of June 6, 2016, by and among Blue Bird Corporation, Blue Bird Body Company as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe Generale, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on June 8, 2016).

10.1
Purchase and Sale Agreement dated May 26, 2016, by and among The Traxis Group B.V., Blue Bird Corporation and ASP BB Holdings LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on May 27, 2016).

10.2
Letter Agreement dated May 26, 2016, by and among American Securities LLC, ASP BB Holdings LLC and Blue Bird Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on May 27, 2016).

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

Blue Bird Corporation

Dated:	August 16, 2016	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 16, 2016	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer