Form 10-K/A
period 2015-10-03
Blue Bird Corp
filed 2016-09-30
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or "this Amendment", amends the Annual Report on Form 10-K for the fiscal year ended October 3, 2015 originally filed on December 15, 2015, or "the Original Filing", by Blue Bird Corporation. We are filing this Amendment to amend the information in Item 9A of Part II of Form10-K.

This Amendment amends and restates in its entirety Item 9A of Part II of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission, or "SEC".

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment.

References in this Amendment to "Blue Bird", the "Company", "we", "our", or "us" refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer or "CEO" and Chief Financial Officer or "CFO", as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of our Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the CEO and CFO, as of October 3, 2015, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. At the time that our Annual Report on Form 10-K for the year ended October 3, 2015, was filed on December 15, 2015 ("Original Filing"), our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 3, 2015. Subsequent to that evaluation, our CEO and CFO concluded that the previously existing material weakness related to information technology controls was not fully remediated and our disclosure controls and procedures were not effective as of October 3, 2015 because of the material weaknesses in our internal control over financial reporting described below. These material weaknesses were disclosed in our Form 10-Q for the quarter ended July 2, 2016, as filed on August 16, 2016. In addition, these material weaknesses also existed as of January 2, 2016 and April 2, 2016. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of January 2, 2016, April 2, 2016, and July 2, 2016.

Management’s Report on Internal Control Over Financial Reporting (Restated)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation outlined above, we determined that we did not maintain effective internal controls that restrict access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained. As a result, we did not properly assign and limit authority and responsibilities of certain management and supervisory personnel and did not appropriately design monitoring of the activities performed by these personnel.

These control deficiencies did not result in a material misstatement of previously filed annual or interim consolidated financial statements; however, these control deficiencies could result in the recording of inappropriate or unauthorized transactions in our financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constituted material weaknesses.
In Management’s Annual Report on Internal Control Over Financial Reporting included in the Original Filing, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of October 3, 2015. Our management has subsequently concluded that the material weaknesses described above existed as of October 3, 2015. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of October 3, 2015, based on the criteria in Internal Control-Integrated Framework (2013), issued by the COSO. Accordingly, management has restated its Report on Internal Control Over Financial Reporting.

Remediation of Prior Preparation and Review Material Weakness

In the Original Filing, we reported that we had remediated a material weakness related to the preparation and review of our financial statements and remediated a material weakness related to information technology controls related to user access. As discussed above, there continues to be material weaknesses related to access to key financial systems and records and segregation of duties.

During the year ended October 3, 2015, we implemented internal control procedures to address the previously identified material weakness related to the preparation and review of our financial statements. In connection with the identification of this material weakness in our internal control over financial reporting, we evaluated, designed and implemented controls and procedures to address this material weakness. These measures included hiring of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting, information technology and income taxes, supplemented by external resources as necessary. Resources have been added in each of these areas and additional training of existing resources has taken place. These resources implemented incremental procedures and reviews of financial statement preparation and the application of technical accounting including the preparation of our tax provision. As of the end of the previous fiscal 2015 interim periods, we had not yet determined that these internal control changes had operated effectively for a sufficient period of time to conclude that the material weakness previously identified had been remediated. During the fourth quarter of our year ended October 3, 2015, we completed our assessment of the operating effectiveness of these controls. After completing our assessment of the design and operating effectiveness of these new controls and procedures, we concluded that we had remediated the previously identified material weakness related to the preparation and review of financial statements as of October 3, 2015.

As we continue to evaluate and work to improve our internal control over financial reporting, our management will execute additional measures to address the material weaknesses and will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control over Financial Reporting

Other than the changes described in the Remediation of Prior Preparation and Review Material Weakness section above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) The following new certifications are filed herewith as required:

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2016                By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002