Form 10-K
period 2016-10-01
Blue Bird Corp
filed 2016-12-15
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to

Commission File Number: 001-36267

BLUE BIRD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

402 Blue Bird Boulevard Fort Valley, Georgia 31030	31030
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐                 Accelerated filer ☐
Non-accelerated filer ☐             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 2, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $68.9 million based on the closing sales price of $10.80 as reported on The NASDAQ Global Market on April 1, 2016. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 9, 2016, there were 22,605,678 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

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

Item 1. Business

The Company was incorporated in Delaware on September 24, 2013 as a special purpose acquisition company, or SPAC. On February 24, 2015 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and, solely for purposes of Section 10.01(a) thereof, Hennessy Capital Partners I LLC (the “HCAC Sponsor”), as amended on February 10, 2015 and February 18, 2015 (as so amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100 million and 12,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), valued at $120 million.

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

The periodic reports filed by us with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at http://investors.blue-bird.com. This includes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports. Section 16 filings made with the SEC by any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. Our reports filed with the SEC may also be found at the SEC’s website at www.sec.gov. The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “BLBD”.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Conduct and Ethics and the Charters for each of the Committees of our Board of Directors. Any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.

In addition to the information contained in this Form 10-K for the fiscal year ended October 1, 2016 (“2016 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding our website and its content is for convenience only and not deemed to be incorporated by reference into this Report nor filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 550,000 buses sold since our formation in 1927 and approximately 180,000 buses in operation today.

We review and present our business in two reportable segments (“segments”) - buses and aftermarket parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker in evaluating segment performance and deciding how to allocate resources to segments. Our President and Chief Executive Officer has been identified as the chief operating decision maker. Our management evaluates the segments based primarily upon revenues and gross profit. See Note 12, Segment Information, to the Company’s consolidated financial statements for additional financial information regarding our reportable segments including primary geographic areas in which we earn revenues.

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of competitiveness and manufacturing flexibility, and new market initiatives, as described below:

•
Product initiatives included the introduction, in fiscal 2016, of the fourth generation propane-powered powertrain, and the introduction of the gasoline-powered bus; both of these initiatives were developed through our exclusive relationships with Ford Motor Company and Roush CleanTech. In addition, we are first to market with the new Cummins V8 ISV diesel engine in a school bus application, as well as the dual-clutch seven-speed Eaton transmission. Additionally, in fiscal 2016, we introduced new derivatives of our Type C and Type D buses that are suitable for commercial applications.

•
Increased cost competitiveness has been driven by the consolidation of assembly operations from two plants into one, increasing production at the Fort Valley assembly plant, increasing overall capacity by establishing a second shift, the reduction of the number of bus architectures and the implementation of long-term supply contracts (addressing both component price and supply) covering a substantial portion of the value of Blue Bird’s purchases from suppliers, including long-term agreements with its major single-source suppliers.

•
Sales and marketing initiatives included an account planning process to identify potential annual sales targets with our dealers down to the district level and a data driven market plan for the replacement of under-performing dealers. We added resources to support the launch of commercial bus sales and the expansion of export markets. In our Parts business, we have introduced a comprehensive electronic parts catalog across a broad number of service points, established a new process to support direct fleet customers and launched a detailed study of competitiveness.

School buses are typically powered by diesel engines. However, in 2007, Blue Bird introduced the first OEM-installed, propane-powered Type C school bus. Propane is currently the fastest growing powertrain offering in the school bus market. Blue Bird was, until recently, the only manufacturer of propane-powered Type C buses for school districts. Our management believes that the growth of the propane share of total school bus sales will accelerate further with the entrance of our two principal competitors (Thomas Built Bus and IC Bus) into this market. Although propane-powered school buses require some dedicated infrastructure and are somewhat more expensive on a per unit basis than diesel, they are significantly less expensive to operate. Over the lifetime of a school bus, the fuel and maintenance cost savings from the use of propane-powered engines can be substantial. In addition, propane-powered buses are aligned with the increased national focus on green technologies and improving the environment as they generate significantly less emissions than diesel buses. Further, domestically sourced propane gas reduces dependence on foreign sources of oil. Blue Bird is also a leading manufacturer of school buses fueled by CNG. In the school bus industry, CNG is a niche product that is attractive to customers in certain markets that contain an existing refueling infrastructure. CNG requires significantly higher upfront refueling infrastructure investment and higher acquisition cost compared with propane. CNG-powered buses are typically only sold in states that offer significant grants for clean fuel solutions, such as California. To help reduce the upfront investment, we introduced a CNG solution in our Type C bus. This will provide a lower acquisition price for customers who have access to CNG fueling stations.

As a result of the concentration of Blue Bird’s sales in the school bus industry in the United States and Canada, our operations are affected by national, state and local economic and political factors that impact spending for public and, to a lesser extent, private education. However, unlike the discretionary portion of school budgets, the offering of school bus services is typically viewed as a mandatory part of the public infrastructure across the United States and Canada, ensuring that funding for new school buses receives some level of priority in all economic climates. All 50 States, the District of Columbia, and the 13 Canadian Provinces have fleets of school buses in operation, ranging from about 800 buses in Hawaii to more than 45,000 buses in Texas.

Bus Segment

Our buses are sold through an extensive network of 50 United States and Canadian dealers that, in their territories, are exclusive to our Company on Type C and D school buses. We also sell directly to major fleet operators, the United States Government, state governments and authorized dealers in a number of foreign countries.

In fiscal 2016, we sold 10,616 buses throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 91% of our buses sold in fiscal 2016 were sold through distributors and dealers (“dealerships”). The Company holds no equity or control position in any dealerships or distributors.

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

Specialty buses include school buses that are converted to suit applications required by the United States Government, state and local governments and various customers for commercial and export markets. We also sell a “Sigma” bus that is developed for public transportation using our school bus chassis and a purpose-built body supplied by Autopartes Y Components, S.A. (“AYCO”) in Mexico. The “Sigma” bus is sold primarily to customers in Central and South America.

The Blue Bird Micro Bird by Girardin Type A bus is produced through Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Groupe Autobus Girardin LTEE (“Micro Bird”), and is sold through our dealer network. This is a smaller bus than the Type C or Type D bus and is produced on a chassis provided by either Ford or GM.

Aftermarket Parts Segment

Aftermarket parts are key for routine maintenance, replacement of parts that are damaged in service and replacement of parts that suffer from wear and tear through the useful life of the vehicle.

In fiscal 2016, aftermarket parts sales represented 6.0% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for aftermarket parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 35 suppliers that ship directly to dealers and independent service centers.

Our 50 dealers have approximately 250 aftermarket parts and service locations across the United States and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. As of the end of fiscal 2016, service engineers had an average of 25 years of experience with our Company and are strategically placed throughout the United States and Canada to serve both dealers and end-customers better. The network leverages our parts inventory, technical training and online warranty network to address customer service needs.

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

The United States and Canadian school bus industry for Type C and D buses has averaged approximately 30,600 unit sales annually between 1985 and 2016. Unit sales for fiscal year 2016 are projected to be about 32,700, an increase of 9.4% versus fiscal 2015.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

The low point in the industry occurred in 2011, at approximately 23,800 units, and was the result of the decline in the United States economy and, in particular, the collapse of the housing market in 2008 and 2009. Property tax receipts were impacted in the 2010-2011 period as a result of the substantial dislocation in the United States economy in general, and housing market in particular, preceding and during that period.

The school bus industry is currently in recovery, supported by positive demographic trends. Our management believes, based on our industry forecast model developed using R.L. Polk school bus registration data and considering population changes of school age children, that Type C and Type D school bus registrations are expected to grow by 2% to 3% annually between fiscal 2017 and fiscal 2020. Our management believes that there will be a continued recovery for the school bus industry. We believe that (i) the industry has been operating below its historical long-term average of approximately 30,600 unit sales per year since the recession - fiscal 2016 is the first year since the recession in which unit sales exceeded this historical average, signaling the ability of the industry to now address the pent-up demand accumulated from fiscal 2009 to fiscal 2015, during which the industry made below-average annual purchases, (ii) there are approximately 150,000 buses in the United States and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is growing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts, which are projected to continue a recovery that began in 2012. According to one organization - CoreLogic, Haver Analytics and Macroeconomic Advisers - United States housing prices have increased 6.4% annually since 2011 and are projected to continue to rise through 2025. The forecasted continued appreciation in housing prices is expected to have a positive effect on property tax receipts going forward and school transportation budgets are expected to directly benefit from increasing municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service (approximately 12 years), and (ii) an increased student population during the period from 2013 to 2018 (based on information from the National Center of Education Studies, we expect total student enrollment in the United States to increase by over 2 million students from 2016 to 2023).

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

Our Competitive Strengths

We believe that our competitive strengths are derived from the following factors:

Reputation for safety, product quality/reliability/durability, and drivability. Our longevity and reputation in the school bus industry have made us an iconic American brand. We are the only principal manufacturer with chassis and body production specifically designed for school bus applications and the only school bus company to offer compliance with industry recognized safety tests-Altoona Testing, Colorado Rack Test and the Kentucky Pole Test-as a standard specification across our entire product line.

Alternative fuel leadership. We are the market leader in propane and CNG fuel powered-buses, having sold approximately nine times more alternative fuel school buses than all of our competitors combined over the period from fiscal 2010 through fiscal 2016. In fiscal 2016 we sold 2,241 propane powered buses, an increase of 33% versus the prior year. We also introduced the gasoline powered-bus late in fiscal 2016 and sold 406 units.

Innovative product leadership. We have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG school bus, the first unique school bus chassis and the first OEM-manufactured propane bus. During fiscal 2016, we launched the industry's only gasoline powered Type C bus (utilizing an exclusive Ford and Roush Cleantech powertrain) and we were first-to-market with Electronic Stability Control, the new Cummins V8 ISV Diesel engine and Eaton transmissions as available options. We introduced a Type C CNG powered bus in fiscal 2016 based on the exclusive Ford and Roush CleanTech powertrain. Research and development costs were $5.4 million and $5.2 million for the fiscal years ended 2016 and 2015, respectively.

Strong distribution model. We have built an extensive, experienced network of 50 dealers to distribute our buses across the United States and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 25 years with us and do not sell competing Type C or D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,842 people (full-time and part-time hourly employees) that support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the United States and Canadian school bus industry.

Sales Volume

In fiscal 2016, we sold 10,616 Type C/D buses, including 10,106 school buses, 163 commercial buses, 71 export buses and 276 GSA (Government Services Administration) buses. Our Type C school bus accounted for 77% of unit sales and our Type D school bus accounted for 18% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 5% of unit sales.

Our Dealer Network

During fiscal 2016, we sold approximately 91% of our vehicles through our United States and Canadian dealer network, currently consisting of 50 dealers that, in their territories, are exclusive to us with Type C and D school buses. All of the school buses sold in the United States and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors and key officials in their states.

Our dealers have access to financing through Blue Bird Capital Services (“BBCS”), a private-label financing product maintained by an independent third party, De Lage Landen, a member of the Rabobank Group. We do not assume any balance sheet risk with respect to this type of financing and do not receive any direct economic benefit from BBCS.

Other Distribution Channels

Fleet Operators. We also sell school buses directly to large national fleets that span multiple states and such sales are managed internally by our Executive Director of Sales, National Accounts.

Export Dealers. We regularly monitor opportunities to sell our Type C and Type D buses in either school bus or other configurations in international markets and typically sell these products through dealers assigned to those territories. Additionally, the Blue Bird Sigma Forward Engine chassis is specifically designed for foreign transit applications and has been sold successfully in Bogota, Colombia.

U.S. Government; Other Specialty Sales. We also sell buses through our United States General Services Administration (“GSA”) contract, an expedited procurement procedure designed to meet the bus needs of customers authorized to purchase through the GSA contracting offices, including the U.S. Air Force, U.S. Army, Homeland Security and the U.S. Department of Agriculture. This full line of bus models is configured for adult or school bus use. In addition to the base GSA specifications, we offer several additional configurations to provide a wide range of passenger capacities and optional features. We also offer a full line of activity bus and Multi-Function School Activity Bus (“MFSAB”) products. With varying vehicle sizes, capacities, fuel choices, and engine types, our bus options enable our customers to tailor their transportation solutions to their specific needs, be it transporting a church congregation or shuttling workers to job sites.

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

Suppliers

We purchase our engine and transmission components on a single-source basis from major OEM manufacturers with sophisticated engineering, production and logistics capabilities, as reflected in the table below:

Component	OEM Supplier
Diesel engines	Cummins Inc.
Diesel emissions kits	Cummins Inc.
Propane and gasoline engines and transmissions	Ford Motor Company
Diesel transmissions	Allison Transmission
Propane fueling kits	Roush CleanTech

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base (reducing the supplier base by approximately one-third in the last five years) and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under performing suppliers in order to enhance performance. As of October 1, 2016, we had in place long-term supply contracts (addressing both component price and supply) covering over 85% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

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

Seasonality

Our business is highly seasonal. Most school districts seek to buy their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. As a result, our two busiest quarters are our third and fourth fiscal quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal practices. For example, our revenues are typically highest in our third and fourth fiscal quarters. Working capital, on the other hand, is typically a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter. We typically conduct planned shutdowns during our first fiscal quarter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the protection of the environment and health and safety, including those regulating the following: soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of materials, including greenhouse gases (“GHGs”) into the environment; and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain operations. We have taken various steps to comply with these numerous and sometimes complex laws, regulations and permits. Compliance with environmental requirements historically has not had a material impact on our capital expenditures, earnings, or competitive position. We have made, and will continue to make, capital and other expenditures pursuant to such requirements. If we violate or fail to comply with these requirements, we could be subject to fines, penalties, enforcement actions or lawsuits.

For additional information regarding potential remediation at Blue Bird’s Fort Valley, Georgia facility, see Item 1A. “Risk Factors-Risk Factors Relating to Our Business and Industry-Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability."

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

Research and Development

Research and development costs were $5.4 million and $5.2 million for the fiscal years ended 2016 and 2015, respectively. Refer to Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, to the accompanying consolidated financial statements for further information on research and development.

Warranty

We provide warranties on all of the buses and parts we sell. Warranties are offered for specific periods of time and mileage, and vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace, or adjust all parts on a bus that are defective in factory-supplied materials or workmanship during the specified warranty period. In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls and service bulletins), and customer satisfaction actions.

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

The following table provides our worldwide backlog:

(dollars in millions)	Units	Value
2016	1,193	$102.9
2015	1,069	$90.1

Employees

At October 1, 2016, we employed 2,160 employees, consisting of 1,863 full-time and part-time hourly and 297 salaried employees. Our workforce is non-union.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which are owned by major multinational corporations that have substantially more technical, financial and marketing resources than our Company. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Both Thomas Built Bus and IC Bus sell propane-powered school buses. This brings Thomas Built Bus and IC Bus into direct competition with our propane-powered school buses. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the United States to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

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

Customers historically have replaced school buses in lengthy cycles. Moreover, weak macroeconomic conditions can adversely affect demand for new school buses and lead to an overall aging of school bus fleets beyond a typical replacement cycle. While United States and Canadian demand for school buses has steadily increased since 2011, that increase may be partially attributable to the lower volume of purchases during the sustained downturn from 2007 to 2011 and historically low industry sales in 2011. To the extent the increase in school bus demand is attributable to pent-up demand rather than overall economic growth, future school bus sales may lag behind improvements in general economic conditions or property tax levels.

During downturns, we may find it necessary to reduce line rates and employee levels due to lower overall demand. An economic downturn may reduce, and in the past has reduced, demand for school buses, resulting in lower sales volumes, lower prices and decreased profits.

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

We order components and parts on a build-to-order basis and several components used in our products are obtained from single-source suppliers (including engines, propane kits and after-treatment systems). The lack of ready-to-implement alternatives could give such suppliers, some of which have substantial market power, significant leverage over us if these suppliers elected to exert their market power over us, which leverage could adversely impact the terms and conditions, including pricing and delivery schedules, pursuant to which we purchase these products from these suppliers. We seek to mitigate these risks by entering into long-term agreements with suppliers, and by commencing contract negotiations with suppliers of critical components significantly before contract expiration dates.

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

We have no guaranteed supply arrangements with our suppliers and there can be no assurance that these suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs, delays and lag time in manufacturing should it become necessary to replace any key suppliers due to work stoppages, shipping delays, financial difficulties, natural or man-made disasters, cyber-attacks or other factors. In addition, strikes, work stoppages or other types of conflicts with labor organizations or employees at a supplier’s facility could delay the production and/or development of the components that they supply to us, which could strain relationships with our customers and cause a loss of revenues which could materially adversely affect our operations. Our business interruption insurance coverage may not be adequate for any such factors that we could encounter and may not continue to be available in amounts and on terms acceptable to us. Production delays could, under certain circumstances, result in penalties or liquidated damages in certain of our General Services Administration (“GSA”) contracts. In addition to the general risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, warranty claims or other terms relating to a component.

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

We currently rely on a limited number of single-source suppliers for important component parts. Our major single-source suppliers are Cummins, Inc. and Cummins Emission Solutions (diesel engines and emission components), Ford and Roush CleanTech (propane and gasoline engines, powertrain and up-fit), Bendix Commercial Vehicle Systems (control modules), Specialty Manufacturing, Inc. (rubber flooring, step treads, and stop & crossing arms), Paramount Manufacturing Co., Inc. (plastics and fiberglass), TRW Commercial Steering (steering), Foam Rubber Products (seat foam), and HSM (seat components). Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position.

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

We face an inherent risk of exposure to product liability claims if the use of our products results, or is alleged to result, in personal injury and/or property damage. If we manufacture a defective product or if component failures result in damages that are not covered by warranty provisions, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims. We could also incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for all liabilities we could incur and may not continue to be available in amounts and on terms acceptable to us. Significant product liability claims could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, the adverse publicity that may result from a product liability claim or perceived or actual defect with our products could has a material adverse effect on our ability to market our products successfully.

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

Our dealer agreements are typically for a five-year term; however, the dealer can usually cancel the agreement for convenience without penalty upon 90 days’ notice. While most of our dealers have been purchasing from us for more than two decades, we can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. If we are unable to renew a contract with one or more of our significant dealers, our revenues and results of operations will be adversely affected. If dealer agreements are terminated with one or more of our top 10 dealers, significant orders are canceled or delayed or we incur a significant decrease in the level of purchases from any of our top 10 dealers, our sales and operating results would be adversely impacted. In addition, our new bus orders are subject to potential reduction, cancellation and/or significant delay. Although dealers generally only order buses from us after they have a firm order from a school district, orders for buses are also generally cancelable until 14 weeks prior to delivery.

The inability to attract and retain key personnel could adversely affect our business and results of operations.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements, as well as laws and regulations regarding the manufacture of school buses. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

We sell certain specialty buses in foreign countries including Colombia. Changes to tariffs, duties, and free trade agreements could have a negative impact on our ability to sell buses into those countries at competitive prices. DIAN, a Colombian government taxing agency, has advised us that it has conducted an audit related to the treatment under a free trade agreement of the sale of certain of our buses into Colombia and has issued a negative ruling. That ruling is presently under separate appeal by the importer and exporter of the buses. Although we were neither the importer nor exporter of record of the buses in question, since we sold those buses to a dealer which in turn imported those buses to Colombia, a final adverse finding could result in a determination that would make it significantly more expensive for purchasers of buses in Colombia to purchase our school or specialty buses as compared with buses manufactured domestically or transported into Colombia in a manner that would not raise free trade agreement issues. Any final adverse finding could materially and adversely impact our future sales in Colombia.

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

Although we maintain a workers’ compensation insurance stop loss policy to cover us for costs and expenses we may incur due to injuries to our employees resulting from work-related injuries over our self-insured limit, this insurance may not provide adequate coverage against potential liabilities as we incur the costs and expenses up to our self-insured limit. In addition, we may incur substantial costs in order to comply with current or future health and safety laws and regulations. These current or future laws and regulations may negatively impair our manufacturing operations. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control costs, which requires us to continuously improve our organization and to increase operating efficiencies and reduce costs.

In order to operate profitably in our market, we are continually transforming our organization and rationalizing our operating processes. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our operations. While some of the elements of cost reduction are within our control, others, such as commodity costs, regulatory costs and labor costs, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our transition to a public company and our focus on maintaining our reputation for school bus innovation, safety, quality, durability and drivability, which increase costs.

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

Our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher revenues during the third quarter and fourth quarter versus the first quarter and second quarter during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year. Our ability to meet customer delivery schedules is dependent on a number of factors including, but not limited to, access to components and raw materials, an adequate and capable workforce, assembling/engineering expertise for certain projects and sufficient manufacturing capacity. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in financial penalties under certain of our GSA contracts and damage to existing customer relationships, damage to our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

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

We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. As a result, we typically are unable to pass along increased costs due to economic fluctuations to our customers. We generally purchase steel one quarter in advance, but because we generally do not hedge our other primary raw materials (rubber, aluminum and copper), changes in prices of raw materials can significantly impact operating margins. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based.

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

Our profitability depends on achieving certain minimum school bus sales volumes and margins. If school bus sales deteriorate, our results of operations and financial condition will suffer.

Our continued profitability requires us to maintain certain minimum school bus sales volumes and margins. As is typical for a vehicle manufacturer, we have significant fixed costs and, therefore, changes in our school bus sales volume can have a disproportionately large effect on profitability. If our school bus sales were to decline to levels significantly below our assumptions, due to a financial downturn, renewed recessionary conditions, changes in consumer confidence, geopolitical events, inability to produce sufficient quantities of school buses, limited access to financing or other factors, our financial condition and results of operations would be materially adversely affected.

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

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. We do not utilize interest rate hedges or swaps to hedge our interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our other indebtedness would decrease.

We historically have had material weaknesses in our internal control over financial reporting. If we do not maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In prior periods we have identified material weaknesses related to information technology controls related to user access, including access to key financial systems and segregation of duties.

Deficiencies in internal control over financial reporting are matters that may require an extended period to remediate. We will continue to evaluate, design and implement policies and procedures to address deficiencies to maintain adequate internal control over financial reporting as a public company.

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

Our dealers and customers benefit from Blue Bird Capital Services (“BBCS”), a private label financing product. BBCS finances floorplan financing for certain of our network dealers and provides a modest amount of vehicle lease financing to school districts. Although we neither assume any balance sheet risk nor receive any direct economic benefit from BBCS, which is financed by De Lage Landen, a member of the Rabobank Group, we could be materially adversely affected if BBCS were unable to provide this financing and our dealers were unable to obtain alternate financing, at least until we were able to put in place a replacement for BBCS. BBCS faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because BBCS serves as an additional source of leasing and financing options for dealers and customers, an impairment of BBCS’ ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers who rely on these financial services to acquire new school buses and dealers who seek financing.

We rely heavily on trade secrets to gain a competitive advantage in the market and the unenforceability of our nondisclosure agreements may adversely affect our operations.

Historically, we have not relied upon patents to protect our design or manufacturing processes or products. Instead, we rely significantly on maintaining the confidentiality of our trade secrets and other information related to our operations. Accordingly, we require all executives, engineering employees and suppliers to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. If the provisions of these agreements are found unenforceable in any jurisdiction in which we operate, the disclosure of our proprietary information may place us at a competitive disadvantage. Even where the provisions are enforceable, the confidentiality clauses may not provide adequate protection of our trade secrets and proprietary information in every such jurisdiction. We require training sessions for our employees regarding the protection of our trade secrets, business strategy and other proprietary information. Our employee training may not provide adequate protection of our trade secrets and proprietary information.
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

We rely on a number of significant unregistered trademarks and other unregistered intellectual property in the day-to-day operation of our business. Without the protections afforded by registration, our ability to protect and use our trademarks and other unregistered intellectual property may be limited, which could negatively affect our business in the future.

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

We sell the majority of our buses and parts in United States Dollars. Our foreign customers have exposures to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Further, we have certain sales contracts that are transacted in Canadian Dollars. While we aim to hedge any such transactions, that may not always be the case. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations and financial condition.

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries and affiliates.

The amount of income tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken, and will continue to take, appropriate tax positions based on our interpretation of such tax laws. While we believe that we have complied with all applicable tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess additional taxes. Should additional taxes be assessed, this may have a material adverse effect on our results of operations and financial condition.

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

We sublease our warehouse premises in Delaware, Ohio from Nabi-Optima Holdings, Inc., which was acquired by New Flyer Industries Inc. in 2013. From this location, we ship substantially all of our aftermarket parts sales, excluding direct ship parts sales. We have conducted our aftermarket parts sales operations from this location since 2011.

The sublease expires on November 30, 2017 with a five year renewal option, subject to acceptance by Nabi-Optima Holdings, Inc. We provided Nabi-Optima Holdings, Inc. with our notice of renewal; however, as of the date of filing of this Report, there has been no response. Under certain conditions, renewal terms may be materially different from those found in the current agreement, resulting in an increase in fixed costs. Alternatively, non-renewal of the sublease could lead to one time costs related to relocating the parts and fixed assets, and the training of a new labor work force. Relocating the parts distribution warehouse could also result in lost sales stemming from unforeseen disruptions during the relocation process.

Other Risk Factors Relating to an Investment in Our Common Stock

Our only significant asset is ownership of 100% of the capital stock of School Bus Holdings and we do not currently intend to pay dividends on our Common Stock. Consequently, stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

We have no direct operations and no significant assets other than the ownership of 100% of the capital stock of School Bus Holdings. We depend on School Bus Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Series A Preferred Stock and Common Stock, if any. Legal and contractual restrictions in agreements governing our Series A Preferred Stock and current indebtedness, as well as our financial condition and operating requirements, may limit our ability to obtain cash from School Bus Holdings and its subsidiaries. While we are permitted to pay dividends in certain circumstances under our credit facility, as long as we are in compliance with our obligations under the credit facility, we do not expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

Concentration of ownership of our Common Stock may have the effect of delaying or preventing a change in control.

Approximately 53% of our Common Stock is owned by ASP Holdings LLC, an entity owned by American Securities LLC ("American Securities") (excluding shares issuable upon conversion of our Series A Preferred Stock and exercise of warrants). As a result, American Securities has the ability to determine the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

We are dependent upon our executive officers and directors and their departure could adversely affect our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors. We do not have key-man insurance on the life of any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could adversely impact us and the market price of our Common Stock.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting, and generally requires in the same report a report by the independent registered public accounting firm on the effectiveness of internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following January 23, 2019, the fifth anniversary of Hennessy Capital’s initial public offering, (b) in which we have total annual gross revenues of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our

Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the school bus market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	our ability to access the capital markets as needed;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Common Stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NASDAQ in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for manufacturing stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Shares of our Common Stock have been registered for resale and shares are reserved for issuance which would have the effect of diluting the existing shareholders.

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

On May 28, 2015, we registered 3,700,000 Common Stock shares which represents the common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At October 1, 2016, there were 1,783,526 Common Stock shares remaining to be issued under the Incentive Plan.

Warrants are exercisable for our Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

At October 1, 2016, there were 9,445,014 warrants outstanding to purchase an aggregate of 4,722,507 shares of our Common Stock, each of which is exercisable. Each warrant entitles the holder thereof to purchase one-half of one share of our Common Stock at a price of $5.75 per half share ($11.50 per whole share), subject to adjustment. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

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

•
permitting the removal of directors with or without cause by stockholders voting a majority of the votes cast if, at any time and for so long as, the Financial Sponsor beneficially owns, in the aggregate, capital stock representing at least 40% of the outstanding shares of our Common Stock;

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our Company;

•
requiring an affirmative vote of at least two-thirds (2/3) of our entire board of directors and by the holders of at least 66.67% of the voting power of our outstanding voting stock in order to adopt an amendment to our certificate of incorporation if, at any time and for so long as, American Securities beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our Common Stock; and

•
requiring an affirmative vote of at least two-thirds (2/3) of our entire board of directors or by the holders of at least 66.67% of the voting power of our outstanding voting stock to amend our bylaws if, at any time and for so long as, American Securities beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our Common Stock.

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

American Securities currently beneficially owns more than 50% of the voting power of all of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

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

Accordingly, if we qualify as a controlled company, we may elect to be treated as such and our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies. The interests of our controlling stockholder may conflict with the interests of our other stockholders, and the concentration of voting power in such stockholder will limit our other stockholders’ ability to influence corporate matters.

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

	Common Stock Market Prices		Warrants
	High	Low	High	Low
2016
Fourth Quarter	$15.07	$11.77	$1.80	$1.00
Third Quarter	11.90	9.95	1.20	0.80
Second Quarter	10.85	8.50	1.00	0.50
First Quarter	11.20	10.14	0.95	0.67

2015
Fourth Quarter	$13.46	$9.96	$1.45	$0.72
Third Quarter	13.40	9.98	1.60	0.70
Second Quarter (1)	10.25	9.00	0.75	0.60
First Quarter	9.91	9.76	0.75	0.35

(1) The Business Combination was consummated in the second quarter of fiscal 2015.

At December 9, 2016, there were 112 holders of record of the Company’s Common Stock. Management of the Company believes that there are in excess of 1,652 beneficial holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans approved by stockholders at October 1, 2016, under which the equity securities of the Company were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Omnibus Equity Incentive Plan	918,749	$10.08	1,783,526

There are no equity compensation plans not approved by stockholders.

Purchases of Common Stock

No repurchases by the Company of shares of the Company’s Common Stock were made during the fiscal years ended 2016, 2015 or 2014.

Item 6.     Selected Financial Data

The Company reports its operations on a 52-53 week fiscal year ending on the Saturday closest to September 30. The following table sets forth selected consolidated financial data of the Company taking completion of the Business Combination and the subsequent change of the Company’s fiscal year to the historic fiscal year of School Bus Holdings into account for each of its four most recent fiscal years which have been derived from the consolidated financial statements of the Company. See Notes 1, 2, and 4 to the consolidated financial statements for further explanation regarding the effect of the Business Combination and reclassifications.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This selected consolidated financial data should be read in conjunction with Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and the notes thereto included in Item 8. "Financial Statements".

in thousands, except per share data	Fiscal Year
	2016	2015	2014	2013
RESULTS OF OPERATIONS DATA
Net sales	$932,010	$919,128	$855,735	$776,558
Cost of goods sold	802,654	798,733	746,362	684,109
Gross profit	129,356	120,395	109,373	92,449
Operating expenses
Selling, general and administrative expenses	102,711	84,561	91,445	65,332
Operating profit	26,645	35,834	17,928	27,117
Interest expense	(16,412)	(19,078)	(6,156)	(2,371)
Interest income	133	113	102	214
Other (expense) income, net	(26)	—	72	96
Income before income taxes	10,340	16,869	11,946	25,056
Income tax (expense) benefit	(5,989)	(4,442)	(10,441)	27,544
Equity in net income of non-consolidated affiliate	2,877	2,634	1,210	1,767
Net income from continuing operations	7,228	15,061	2,715	54,367
(Loss) income from discontinued operations, net of tax	(328)	(129)	42	(159)
Net income	6,900	14,932	2,757	54,208
Less: preferred stock dividends	3,878	2,438	—	—
Net income available to common stockholders	$3,022	$12,494	$2,757	$54,208

EARNINGS PER SHARE DATA
Basic earnings per share, continuing operations	$0.16	$0.60	$0.13	$2.46
Diluted earnings per share, continuing operations	0.16	0.59	0.13	2.46

BALANCE SHEET DATA
Total assets	$277,866	$266,725	$290,455	$262,446
Long-term debt	140,366	175,418	209,640	9,470
Total liabilities	364,840	387,955	439,250	183,028
Total stockholders' (deficit) equity	(86,974)	(121,230)	(148,795)	79,418

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ending October 1, 2016, October 3, 2015 and September 27, 2014 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 1, 2016 as “fiscal 2016”. We refer to the fiscal year ended October 3, 2015 as “fiscal 2015” and we refer to the fiscal year ended September 27, 2014 as “fiscal 2014”. In fiscal years 2016 and 2014 there were a total of 52 weeks. In fiscal year 2015, there was a total of 53 weeks.

Introductory Note

On February 24, 2015, the Company consummated a business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and, solely for purposes of Section 10.01(a) thereof, Hennessy Capital Partners I LLC (the “HCAC Sponsor”), as amended on February 10, 2015 and February 18, 2015 (as so amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100 million and 12,000,000 shares of the Company's Common Stock valued at $120 million.

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation shall be referred to as “Blue Bird” or the “Company,” and includes its consolidated subsidiaries.

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase and Sale Agreement”), by and among Seller, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Seller agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of Common Stock of the Company owned by Seller (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase and Sale Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125,700,000. There were no proceeds to the Company from this transaction. The sale of Transaction Shares triggered a phantom equity compensation payment as further discussed in Note 15, Share-Based Compensation, to the accompanying consolidated financial statements. This payment was primarily funded by Seller and not by the Company.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our Consolidated Statements of Operations and Comprehensive Income (Loss) are principally driven by the following factors:

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

•
As a result of the consummation of the Business Combination, we must comply with laws, regulations and requirements for public companies, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as NASDAQ listing requirements. Compliance with the requirements of being a public company increases operating expenses in order to pay employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws.

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. In June 2014, we entered into a $235.0 million first lien credit agreement and a $60.0 million revolving credit agreement. Proceeds of the refinancing were used to repay existing indebtedness and to finance a dividend payment to our sole stockholder. The outstanding balance as of fiscal year end 2016 was $161.5 million and is further discussed in Note 9, Debt, to the accompanying consolidated financial statements

•
Income taxes. We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for withholding taxes related to the transfer of cash between jurisdictions and for uncertain tax positions taken.

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

We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted to add back restructuring costs, certain management incentive compensation expenses, and special expenses incurred outside the ordinary course of business. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. Our Adjusted EBITDA and Adjusted EBITDA margin are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful to investors in evaluating our performance because Adjusted EBITDA and Adjusted EBITDA margin consider the performance of our operations, excluding decisions made with respect to capital investment, financing, and other expenses. We believe that the disclosure of Adjusted EBITDA and Adjusted EBITDA margin offer additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income as an indicator of our performance or as alternatives to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDA margin. Although we believe that Adjusted EBITDA and Adjusted EBITDA margin may enhance an evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing, and other expenses, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA margin exclude certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. Our management compensates for these limitations by analyzing both our GAAP results and non-GAAP measures and using Adjusted EBITDA and Adjusted EBITDA margin as supplemental financial metrics for evaluation of our operating performance. See our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows included elsewhere in this Report.

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

We define free cash flow as net cash provided in continuing operations less cash paid for fixed assets and acquired intangible assets. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed or intangible assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed or intangible assets, we expect free cash flow to be less than operating cash flows. See “Short-Term and Long-Term Liquidity Requirements" included elsewhere in this Report.

Our Segments

We manage our business in two operating segments, which are also our reportable segments (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties and (ii) the Parts segment, which includes the sales of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the fiscal years ended October 1, 2016 and October 3, 2015:

(in thousands of dollars)	2016	2015
Net sales	$932,010	$919,128
Cost of goods sold	802,654	798,733
Gross profit	$129,356	$120,395
Operating expenses
Selling, general and administrative expenses	102,711	84,561
Operating profit	$26,645	$35,834
Interest expense	(16,412)	(19,078)
Interest income	133	113
Other expense, net	(26)	—
Income before income taxes	$10,340	$16,869
Income tax expense	(5,989)	(4,442)
Equity in net income of non-consolidated affiliate	2,877	2,634
Net income from continuing operations	$7,228	$15,061
Loss from discontinued operations, net of tax	(328)	(129)
Net income	$6,900	$14,932
Other financial data:
Adjusted EBITDA	$72,153	$69,865
Adjusted EBITDA margin	7.7%	7.6%

The following provides the results of operations of Blue Bird's two reportable segments:

	2016	2015
Net Sales by Segment
Bus	$876,087	$861,665
Parts	55,923	57,463
Total	$932,010	$919,128

Gross Profit by Segment
Bus	$108,232	$99,341
Parts	21,124	21,054
Total	$129,356	$120,395

Net sales. Total net sales were $932.0 million for the fiscal year ended 2016, an increase of $12.9 million, or 1.4%, compared to $919.1 million for the fiscal year ended 2015, reflecting an increase in units booked which were 10,616 units for the fiscal year ended 2016, compared to 10,378 units for the fiscal year ended 2015.

For the bus segment, the average net sales price per unit for the fiscal year ended 2016 was 0.6% lower than the price per unit for the fiscal year ended 2015. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales decreased $1.5 million, or 2.7%, for the fiscal year ended 2016 compared to fiscal year ended 2015 due to decreased part sales volume.

Cost of goods sold. Total cost of goods sold was $802.7 million for the fiscal year ended 2016, an increase of $3.9 million, or 0.5%, compared to $798.7 million for the fiscal year ended 2015, reflecting increased bus segment cost of goods sold totaling $5.5 million, or 0.7%, and decreased parts segment cost of goods sold totaling $1.6 million, or 4.4%. As a percentage of net sales, total cost of goods sold decreased from 86.9% to 86.1%.

For the bus segment, the average cost of goods sold per unit for the fiscal year ended 2016 was 1.5% lower compared to the average cost of goods sold per unit for the fiscal year ended 2015. This primarily reflects a change in product and customer mix.

The $1.6 million decrease in parts segment cost of goods for the fiscal year ended 2016 compared to the fiscal year ended 2015 was primarily attributed to decreased parts sales volume.

Operating profit. Total operating profit was $26.6 million for the fiscal year ended 2016, a decrease of $9.2 million, or 25.6%, compared to $35.8 million for the fiscal year ended 2015. Profitability was positively impacted by an increase of $9.0 million in gross profit, which was offset by an increase of $18.2 million in selling, general and administrative expenses, due primarily to expenses incurred from the change in control of our former majority stockholder in June of 2016, including (1) a special compensation payment, which was $3.3 million higher compared to 2015, and (2) share-based compensation expense, which was $11.1 million higher compared to 2015, primarily from the vesting of all outstanding share based awards in conjunction with the change in control.

Interest expense. Interest expense was $16.4 million for the fiscal year ended 2016, a decrease of $2.7 million, or 14.0%, compared to $19.1 million for the fiscal year ended 2015. The decrease was primarily attributed to lower average borrowing levels.

Income tax expense. Income tax expense was $6.0 million for the fiscal year ended 2016, compared to an income tax expense of $4.4 million for the fiscal year ended 2015. The $1.5 million increase in income tax expense is explained in the following paragraph.

The effective tax rate for the fiscal year ended 2016 was 57.9%, which differed from the statutory federal income tax rate of 35% primarily from discrete items in the period, including interest and penalties on uncertain tax positions, investor tax on our Micro Bird joint venture, limitation on the deductibility of certain stock based compensation, and a net tax shortfall, recorded as expense, associated with the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09 (refer to Note 2 to our consolidated financial statements). The effective tax rate for the fiscal year ended 2015 was 26.3%, which differed from the statutory federal income tax rate of 35% primarily as a result of the benefit from the change in our Micro Bird joint venture tax rate, domestic production activities deduction, state tax items and other permanent items, which were partially offset by interest and penalties on uncertain tax positions as well as transaction costs.

Discontinued operations. In 2007, Blue Bird Body Company sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Loss from discontinued operations, net of tax, was $0.3 million for the fiscal year ended 2016, an increase of $0.2 million, compared to $0.1 million for the fiscal year ended 2015, primarily related to legal and warranty expenses.

Adjusted EBITDA. Adjusted EBITDA was $72.2 million, or 7.7% of net sales, for the fiscal year ended 2016, an increase of $2.3 million, or 3.3%, compared to $69.9 million, or 7.6% of net sales, for the fiscal year ended 2015. The increase in adjusted EBITDA is primarily the result of higher gross profit, partially offset by increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands of dollars)	2016	2015
Net income	$6,900	$14,932
Loss from discontinued operations, net of tax	(328)	(129)
Net income from continuing operations	$7,228	$15,061
Interest expense	16,412	19,078
Interest income	(133)	(113)
Income tax expense	5,989	4,442
Depreciation, amortization, and disposals	8,118	9,300
Special compensation payment (1)	17,128	13,788
Public company expenses, non-recurring	—	3,148
Business combination expenses	3,798	3,526
One-time post-retirement benefit adjustment	896	—
Share-based compensation	12,717	1,635
Adjusted EBITDA	$72,153	$69,865
Adjusted EBITDA margin (percentage of net sales)	7.7%	7.6%

(1) The special compensation payments for fiscal 2016 and 2015 were primarily funded by contributions from our former majority stockholder concurrent with the June 2016 change in control and the Business Combination, respectively. With the 2016 payment and change in majority ownership, this incentive program has concluded.

Consolidated Results of Operations for the fiscal years ended October 3, 2015 and September 27, 2014:

(in thousands of dollars)	2015	2014
Net sales	$919,128	$855,735
Cost of goods sold	798,733	746,362
Gross profit	$120,395	$109,373
Operating expenses
Selling, general and administrative expenses	84,561	91,445
Operating profit	$35,834	$17,928
Interest expense	(19,078)	(6,156)
Interest income	113	102
Other income, net	—	72
Income before income taxes	$16,869	$11,946
Income tax expense	(4,442)	(10,441)
Equity in net income of non-consolidated affiliate	2,634	1,210
Net income from continuing operations	$15,061	$2,715
(Loss) income from discontinued operations, net of tax	(129)	42
Net income	$14,932	$2,757
Other financial data:
Adjusted EBITDA	$69,865	$66,724
Adjusted EBITDA margin	7.6%	7.8%

The following provides the results of operations of Blue Bird's two reportable segments:

	2015	2014
Net Sales by Segment
Bus	$861,665	$801,837
Parts	57,463	53,898
Total	$919,128	$855,735

Gross Profit by Segment
Bus	$99,341	$89,315
Parts	21,054	20,058
Total	$120,395	$109,373

Net sales. Net sales were $919.1 million for the fiscal year ended 2015, an increase of $63.4 million, or 7.4%, compared to $855.7 million for the fiscal year ended 2014, reflecting an increase in units booked which were 10,378 units for the fiscal year ended 2015, compared to 9,604 units for the fiscal year ended 2014.

For the bus segment, the average net sales price per unit for the fiscal year ended 2015 was 0.6% lower than the price per unit for the fiscal year ended 2014. This decrease in unit price mainly reflects product mix changes.

Parts sales increased $3.6 million, or 6.6%, for the fiscal year ended 2015 compared to the fiscal year ended 2014 due to increased parts sales volume.

Cost of goods sold. Total cost of goods sold was $798.7 million for the fiscal year ended 2015, an increase of $52.4 million, or 7.0%, compared to $746.4 million for the fiscal year ended 2014, reflecting increased bus segment cost of goods sold totaling $49.8 million, or 7.0%, and increased parts segment cost of goods sold totaling $2.6 million, or 7.6%. As a percentage of net sales, total cost of goods sold decreased from 87.2% to 86.9%.

For the bus segment, the average cost of goods sold per unit for the fiscal year ended 2015 was 1.0% lower compared to the average cost of goods sold per unit for the fiscal year ended 2014. This primarily reflects product mix changes.

The $2.6 million increase in parts segment cost of goods sold for the fiscal year ended 2015 compared to the fiscal year ended 2014 was primarily attributed to increased parts sales volume.

Operating profit. Total operating profit was $35.8 million for the fiscal year ended 2015, an increase of $17.9 million, or 99.9%, compared to $17.9 million for the fiscal year ended 2014. Profitability was positively impacted by an increase of $11.0 million in gross profit and a decrease of $6.9 million in selling, general and administrative expenses. The decrease in selling, general and administrative expenses is primarily from a reduction in special compensation payments.

Interest expense. Interest expense was $19.1 million for the fiscal year ended 2015, an increase of $12.9 million, or 209.9%, compared to $6.2 million for the fiscal year ended 2014. The increase was attributed to higher average borrowing levels in the fiscal year ended 2015 as our new credit agreement in conjunction with the dividend recapitalization was executed on June 27, 2014. Refer to “Liquidity and Capital Resources” for more information.

Income tax expense. Income tax expense was $4.4 million for the fiscal year ended 2015, compared to $10.4 million for the fiscal year ended 2014. The $6.0 million decrease in income tax expense is explained in the following paragraph.

The effective tax rate for the fiscal year ended 2015 was 26.3%, which differed from the federal statutory tax rate of 35% primarily as a result of the benefit from the change in our Micro Bird joint venture tax rate, domestic production activities deduction, state tax items and other permanent items, which were partially offset by interest and penalties on uncertain tax positions as well as transaction costs. The effective tax rate for the fiscal year ended 2014 was 87.4%, which differed from the federal statutory tax rate of 35.0%, primarily as a result of the recording of an uncertain state tax position totaling $6.4 million for state tax expense which was partially offset by a benefit from the domestic production activities deduction.

Discontinued operations. In 2007, Blue Bird Body Company sold its entire coach business to an unrelated third-party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Activities from discontinued operations are related primarily to legal and warranty expenses.

Adjusted EBITDA. Adjusted EBITDA was $69.9 million, or 7.6% of net sales, for the fiscal year ended 2015, an increase of $3.1 million, or 4.7%, compared to $66.7 million, or 7.8% of net sales, for the fiscal year ended 2014. The increase in adjusted EBITDA is primarily the result of higher gross profit, partially offset by increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands of dollars)	2015	2014
Net income	$14,932	2,757
(Loss) income from discontinued operations, net of tax	(129)	42
Net income from continuing operations	$15,061	$2,715
Interest expense	19,078	6,156
Interest income	(113)	(102)
Income tax expense	4,442	10,441
Depreciation, amortization, and disposals	9,300	9,831
Special compensation payment (1)	13,788	24,679
Public company expenses, non-recurring	3,148	—
Business combination expenses	3,526	9,326
Share-based compensation	1,635	—
Management incentive compensation	—	3,271
Immaterial out-of-period adjustment	—	407
Adjusted EBITDA	$69,865	$66,724
Adjusted EBITDA margin (percentage of net sales)	7.6%	7.8%

(1) The 2015 special compensation payment was primarily funded by a contribution from our former majority stockholder concurrent with the Business Combination.

Liquidity and Capital Resources

Background. The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the credit facility. At October 1, 2016, the Company had $52.3 million of available cash (net of outstanding checks) and $54.9 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On June 27, 2014, SBH and certain of its subsidiaries and affiliates entered into a credit agreement (the "Credit Agreement"), by and among (i) Blue Bird Body Company, as the borrower, (ii) SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with SBH and Peach, the “Parents”), as guarantors and (iii) Societe Generale which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and joint lead arrangers. The credit facility provided for under the Credit Agreement consists of a term loan facility with an aggregate initial principal amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $60.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the initial closing under the Term Loan Facility, may not be reborrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the Term Loan Facility were used to finance in part, together with available cash on hand, (i) the June 2014 payment of a one-time special cash dividend payment to the stockholder of SBH at that time, (ii) the repayment of certain existing indebtedness of SBH and its subsidiaries, and (iii) transaction costs associated with the consummation of the Credit Facilities.

On December 12, 2016, the Credit Agreement was replaced with a new credit facility, described below under New Credit Facility.

The Term Loan Facility matures on June 27, 2020, which is the sixth anniversary of the effective date of the Credit Agreement. The Revolving Credit Facility originally matured on June 27, 2019, but was amended in September 2015 to a June 27, 2020 maturity date. The Credit Facility was also amended to permit the Company to pay preferred share dividends in cash, to permit the Company to tender cash for its existing warrants from available amounts (as further defined in the Credit Agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements. On June 16, 2016, we amended the definition of Sponsor, as defined in the Credit Agreement, contingent upon a change in control as previously reported by the Company its Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016, June 1, 2016, June 3, 2016 and June 8, 2016.

The interest rate on the Term Loan Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at October 1, 2016. Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments equal to $2.9 million beginning on January 3, 2015, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty. Certain mandatory prepayments in respect of the Term Loan Facility are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of SBH and its subsidiaries.

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

The Credit Agreement contains negative and affirmative covenants affecting the Parents and their existing and future restricted subsidiaries, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, provided that there is not a continuing default and the Company maintains a Total Net Leverage Ratio (as defined below) of less than or equal to 2.75 to 1.00, in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments.

SBH must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of adjusted EBITDA appearing elsewhere in this Report, consisting of losses or gains on asset dispositions, non-cash losses or gains on swap agreements, third party expenses stemming from being a public company, as defined in the Credit Agreement) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. Current and future Total Net Leverage Ratio requirements are as follows:

Test Period	Maximum Total Net Leverage Ratio
September 27, 2014 through July 4, 2015	4.75:1.00
October 3, 2015 through July 2, 2016	4.50:1.00
October 1, 2016	4.00:1.00
December 31, 2016 through June 30, 2018	3.50:1.00
September 29, 2018 through June 29, 2019	3.00:1.00
September 28, 2019 and thereafter	2.75:1.00

At October 1, 2016, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement with an actual Net Leverage Ratio of 1.68:1.00.

New Credit Facility

On December 12, 2016 (the “Closing Date”), Blue Bird Corporation (the “Company”), School Bus Holdings, Inc. (“SBH”) and certain of its subsidiaries and affiliates entered into a credit agreement (hereinafter the “New Credit Agreement”), by and among (i) Blue Bird Body Company, as the borrower (the “Borrower”) and (ii) the Company, SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with the Company, SBH and Peach, the “Parents”), as guarantors, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent. The credit facility provided for under the New Credit Agreement consists of a term loan facility in an aggregate initial principal amount of $160.0 million (the “New Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “New Revolving Credit Facility,” and together with the New Term Loan Facility, each a “New Credit Facility” and collectively, the “New Credit Facilities”). The borrowings under the New Term Loan Facility, which were made at the initial closing, may not be re-borrowed once they are repaid. The borrowings under the New Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the loans under the New Credit Facilities that were borrowed on the Closing Date were used to finance in part, together with available cash on hand, (i) the repayment of certain existing indebtedness of the Company and its subsidiaries and (ii) transaction costs associated with the consummation of the New Credit Facilities.

The New Term Loan Facility and the New Revolving Credit Facility each mature on December 12, 2021, which is the fifth anniversary of the effective date of the New Credit Agreement. The interest rate on the New Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR (floor of 1 point) plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, which may elect either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

Under the New Credit Agreement, the principal of the initial New Term Loan Facility must be paid in quarterly installments on the last day of each fiscal quarter, in an amount equal to (i) $2.0 million per quarter beginning on the last day of the Company's second fiscal quarter in 2017 through the last day of the Company's first fiscal quarter in 2020, (ii) $3.0 million beginning on the last day of the second fiscal quarter of the Company in 2020 through the last day of the first fiscal quarter of the Company in 2021 and (iii) $4.0 million beginning on the last day of the second fiscal quarter of the Company in 2021 through the last day of the fourth fiscal quarter of the Company in 2021, with the remaining principal amount due at maturity. The loans under the New Credit Facility may be prepaid without penalty or premium. Certain mandatory prepayments in respect of the outstanding loans or the term loans, as applicable, are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of the Company and its subsidiaries.

The obligations under the New Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Parents and the Borrower, with certain exclusions as set forth in a Collateral Agreement entered into by the Parents and the Borrower on the Closing Date.

Up to $75.0 million of additional term loans and/or revolving credit commitments may be incurred under the New Credit Agreement (the “Incremental Facility”), subject to certain limitations as set forth in the New Credit Agreement. The Incremental Facility is not a committed facility, and would require further commitments from the existing lenders or from new lenders.

There are customary events of default under the New Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the New Credit Agreement, (ii) insolvency of the Company or its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against the Company or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the Credit Agreement) or (vi) a change of control of the Company, in each case subject to limitations and exceptions as set forth in the New Credit Agreement.

The New Credit Agreement contains negative and affirmative covenants affecting the Parents, the Borrower and their subsidiaries, with certain exceptions set forth in the New Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the New Credit Agreement, including, among other exceptions, (i) in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the New Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio on such date that is 0.25x less than the ratio required by the New Credit Agreement at such date and the Company and its subsidiaries have at least $5,000,000 in the aggregate of Unrestricted Cash (as defined in the New Credit Agreement) plus remaining availability under the revolving commitments, (ii) in an amount that would not cause the Total Net Leverage Ratio to exceed 2.75 to 1.00, provided that there is not a continuing default and the Company and its subsidiaries have at least $5,000,000 in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments, (iii) to make payments under the Certificate of Designations of the Company in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the New Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio that does not exceed 3.25 to 1.00 and the Company and its subsidiaries have at least $5,000,000 in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments and (iv) in an amount not to exceed $15,000,000 provided that there is not a continuing default.

The Company must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in our periodic reports filed with the Securities and Exchange Commission consisting of losses or gains on asset dispositions, and non-cash losses or gains on swap agreements) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. The Total Net Leverage Ratio requirements are as follows:

Period	Maximum Total Net Leverage Ratio
Closing Date through the third fiscal quarter of the 2017 fiscal year	4.00:1.00
Fourth fiscal quarter of the 2017 fiscal year through the first fiscal quarter of the 2019 fiscal year	3.75:1.00
Second fiscal quarter of the 2019 fiscal year and thereafter	3.50:1.00

At December 12, 2016, the actual Total Net Leverage Ratio was 1.7:1.00.

Seasonality and Working Capital

We use a non-GAAP measure called “net operating working capital (NOWC)”, which we define as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and may differ from the definition used by other companies. The components that are used to calculate NOWC are GAAP measures taken directly from the Consolidated Balance Sheets. We believe that NOWC information is useful for investors because it measures our short-term working capital position which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. The following table sets forth NOWC at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Accounts receivable, net	$20,315	$13,746
Inventories	53,806	49,180
Accounts payable	(80,646)	(79,333)
NOWC	$(6,525)	$(16,407)

In overall dollar terms, NOWC is generally lower at the end of the fiscal year due to reduced production activity reflecting the start of the new school year. NOWC typically peaks at the end of the second and third fiscal quarters as we ramp up for high seasonal demand from our dealers. There are, however, variations in the seasonal demands from year to year depending, in part, on large direct sales to major fleet customers for which short-term trade credit is generally offered.

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during fiscal years ended 2016 or 2015, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

Accounts receivable increased by $6.6 million from October 3, 2015 to October 1, 2016 which was driven by national fleet contractor related sales. Inventory increased by $4.6 million from October 3, 2015 to October 1, 2016 due to a $2.5 million decrease in raw materials inventory, a $7.4 million increase in work in process inventory, and a $0.2 million decrease in finished goods inventory.

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

Annual capital expenditures have historically been less than 1% of annual sales.

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands of dollars)	2016	2015
Cash and cash equivalents, beginning of year	$52,861	$61,137
Total cash provided by operating activities	25,105	23,366
Total cash used in investing activities	(9,583)	(5,190)
Total cash used in financing activities	(16,074)	(26,452)
Change in cash and cash equivalents	(552)	(8,276)
Cash and cash equivalents, end of year	$52,309	$52,861
Depreciation and amortization expense	8,046	8,790
Cash paid for fixed assets and acquired intangible assets	$9,583	$5,190

Total cash provided by operating activities

Cash flows provided by operating activities totaled $25.1 million for the fiscal year ended 2016, as compared with $23.4 million of cash flows provided by operating activities for the fiscal year ended 2015. The $1.7 million increase was primarily attributed to a $2.3 million dividend received from our Micro Bird joint venture.

Total cash used in investing activities

Cash flows used in investing activities totaled $9.6 million for the fiscal year ended 2016, as compared with $5.2 million of cash flows used in investing activities for the fiscal year ended October 3, 2015. The $4.4 million increase in cash used was cash paid for fixed and acquired intangible assets primarily related to IT infrastructure improvements.

Total cash used in financing activities

Cash used in financing activities totaled $16.1 million for the fiscal year ended 2016, as compared with $26.5 million in cash used in financing activities for the fiscal year ended 2015. The $10.4 million decrease in cash used was primarily attributed to $11.8 million in cash received from exercises of warrants.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the fiscal years presented:

(in thousands of dollars)	2016	2015
Net cash provided by continuing operations	$25,297	$23,495
Cash paid for fixed assets and acquired intangible assets	(9,583)	(5,190)
Free cash flow	$15,714	$18,305

Free cash flow for the fiscal year ended 2016 was $2.6 million lower than free cash flow for the fiscal year ended 2015, primarily due to an increase of $4.4 million in cash paid for fixed and acquired intangible assets.

Commitments and Contractual Obligations

In addition to our debt obligations, in the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. Refer to Note 11, Guarantees, Commitments and Contingencies, to the accompanying consolidated financial statements for further information on our commitments and contractual obligations, including leases.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $5.1 million at October 1, 2016, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At October 1, 2016, there were 4.7 million shares of common stock issuable upon exercise of outstanding warrants.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, the Company recognizes revenue, net of sales concessions, when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and is awaiting pickup by the customer, which generally occurs within 30 days of completion. Provisions for discounts are recorded in the same period as the related revenues.

The Company sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred.

The Company classifies shipping and handling revenues and costs billed to a customer as net sales on the Consolidated Statements of Operations and Comprehensive Income (Loss) and the related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations. Inbound shipping and handling costs and outbound shipping costs which are paid for by the Company and not charged to a customer are recorded in cost of goods sold on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 1, 2016 and October 3, 2015, reserves totaled approximately $6.5 million and $6.3 million, respectively.

Inventories

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. The Company establishes a new cost basis for obsolete inventory based on historical usage and assumptions about future demand.

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

During the fourth quarter of each fiscal year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

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

During the fourth quarter of each fiscal year presented, we performed our annual impairment assessment of our trade name which did not indicate that an impairment existed.

Our intangible assets with definite useful lives include customer relationships and engineering designs, which are amortized over their estimated useful lives of 20 and 7 years, respectively, using the straight-line method. These assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairments have been recorded.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, as of October 1, 2016, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $9.6 million, while a decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $10.6 million.

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

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, in the Notes to Consolidated Financial Statements contained elsewhere in this Report, and we incorporate such discussion by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, currency exchange rates and commodity prices.

Interest Rate Risk

At October 1, 2016, the Company carried $161.5 million of term loan debt with a rate of LIBOR (floor of 1 point) plus 550 basis points. At October 1, 2016, a 100 basis point increase or decrease in Blue Bird’s effective interest rate under its Credit Facilities would result in additional expense, or reduced expense, of $1.7 million per annum.

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

Currency Risk

The Company transacts substantially all of its sales in United States Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. We utilize derivative instruments to hedge changes in foreign currency exchange rates for certain transactions with our customers. For non-hedged transactions, we are not exposed to foreign currency risks.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Blue Bird Corporation:
We have audited the accompanying consolidated balance sheet of Blue Bird Corporation and Subsidiaries (the Company) as of October 1, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows, for the year ended October 1, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Bird Corporation and Subsidiaries at October 1, 2016, and the results of their operations and their cash flows for the year ended October 1, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying supplemental schedule in the index appearing under Item 15(a)(2) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental schedule is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedules. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with the standards of the Public Company Accounting Oversight Board (United States). In our opinion, the supplemental schedule is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ BDO USA LLP
Atlanta, GA
December 15, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Blue Bird Corporation:

In our opinion, the consolidated balance sheet as of October 3, 2015 and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ deficit and of cash flows for each of the two years in the period ended October 3, 2015 present fairly, in all material respects, the financial position of Blue Bird Corporation as of October 3, 2015, and the results of its operations and its cash flows for each of the two years in the period ended October 3, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended October 3, 2015 presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
December 15, 2015 except for the change in the manner in which the company accounts for debt issuance costs as discussed in
Note 2 and except for the effects of the revision discussed in Note 14 to the consolidated financial statements, as to which the date is December 15, 2016.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	October 1, 2016	October 3, 2015
Assets
Current assets
Cash and cash equivalents	$52,309	$52,861
Accounts receivable, net	20,315	13,746
Inventories	53,806	49,180
Other current assets	6,104	3,960
Deferred tax asset	7,612	9,150
Total current assets	$140,146	$128,897
Property, plant and equipment, net	33,466	28,933
Goodwill	18,825	18,825
Intangible assets, net	59,491	60,378
Equity investment in affiliate	12,944	12,505
Deferred tax asset	11,468	15,466
Other assets	1,526	1,721
Total assets	$277,866	$266,725
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$80,646	$79,333
Warranty	7,972	7,418
Accrued expenses	20,455	22,980
Deferred warranty income	5,666	4,862
Other current liabilities	4,032	7,072
Current portion of senior term debt	11,750	11,750
Total current liabilities	$130,521	$133,415
Long-term liabilities
Long-term debt	$140,366	$175,418
Warranty	11,472	10,243
Deferred warranty income	10,521	9,283
Other liabilities	15,592	13,169
Pension	56,368	46,427
Total long-term liabilities	$234,319	$254,540
Guarantees, commitments and contingencies (Note 11)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 issued with liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,518,058 and 20,874,882 issued and outstanding at October 1, 2016 and October 3, 2015, respectively.	2	2
Additional paid-in capital	50,771	15,887
Accumulated deficit	(128,856)	(135,345)
Accumulated other comprehensive loss	(58,891)	(51,774)
Total stockholders' deficit	$(86,974)	$(121,230)
Total liabilities and stockholders' deficit	$277,866	$266,725

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in thousands except for share data)	2016	2015	2014
Net sales	$932,010	$919,128	$855,735
Cost of goods sold	802,654	798,733	746,362
Gross profit	$129,356	$120,395	$109,373
Operating expenses
Selling, general and administrative expenses	102,711	84,561	91,445
Operating profit	$26,645	$35,834	$17,928
Interest expense	(16,412)	(19,078)	(6,156)
Interest income	133	113	102
Other (expense) income, net	(26)	—	72
Income before income taxes	$10,340	$16,869	$11,946
Income tax expense	(5,989)	(4,442)	(10,441)
Equity in net income of non-consolidated affiliate	2,877	2,634	1,210
Net income from continuing operations	$7,228	$15,061	$2,715
(Loss) income from discontinued operations, net of tax	(328)	(129)	42
Net income	$6,900	$14,932	$2,757
Defined benefit pension plan loss, net of tax benefit of $3,825, $3,045, and $2,326, respectively	(7,104)	(5,206)	(4,150)
Cash flow hedge loss, net of tax benefit of $7, $0, and $0, respectively	(13)	—	—
Comprehensive income (loss)	$(217)	$9,726	$(1,393)
Net income (from above)	6,900	14,932	2,757
Less: preferred stock dividends	3,878	2,438	—
Net income available to common stockholders	$3,022	$12,494	$2,757

Earnings per share:
Basic weighted average shares outstanding	21,252,616	21,182,885	22,000,000
Diluted weighted average shares outstanding	21,315,619	25,497,602	22,000,000

Basic earnings per share, continuing operations	$0.16	$0.60	$0.13
Basic earnings per share, discontinued operations	(0.02)	(0.01)	—
Basic earnings per share	$0.14	$0.59	$0.13

Diluted earnings per share, continuing operations	$0.16	$0.59	$0.13
Diluted earnings per share, discontinued operations	(0.02)	—	—
Diluted earnings per share	$0.14	$0.59	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$6,900	$14,932	$2,757
Loss (income) from discontinued operations, net of tax	328	129	(42)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,046	8,790	9,898
Amortization of debt costs	3,007	3,010	1,301
Share-based compensation	12,717	1,635	—
Equity in net income of affiliate	(2,877)	(2,634)	(1,210)
Loss (gain) on disposal of fixed assets	72	510	(67)
Deferred taxes	8,957	(8,626)	3,239
Recognition of uncertain tax position	—	—	6,390
Provision for bad debt	(5)	34	(9)
Amortization of deferred actuarial pension losses	4,787	3,567	2,804
Changes in assets and liabilities
Accounts receivable	(6,564)	7,435	(7,713)
Inventories	(4,626)	22,120	(8,697)
Other assets	(2,457)	(137)	(1,415)
Accounts payable	(830)	(12,905)	18,080
Accrued expenses, pension and other liabilities	(4,474)	(14,365)	12,096
Dividend from equity investment in affiliate	2,316	—	—
Total adjustments	$18,069	$8,434	$34,697
Net cash provided by continuing operations	$25,297	$23,495	$37,412
Net cash used in discontinued operations	(192)	(129)	(568)
Total cash provided by operating activities	$25,105	$23,366	$36,844
Cash flows from investing activities
Change in net investment in discounted leases	$—	$—	$778
Cash paid for fixed assets and acquired intangible assets	(9,583)	(5,190)	(5,535)
Proceeds from sale of assets	—	—	102
Restricted cash	—	—	1,206
Total cash used in investing activities	$(9,583)	$(5,190)	$(3,449)
Cash flows from financing activities
Net borrowings under the senior credit facility	$—	$—	$(71)
Borrowings under the senior term loan	—	—	235,000
Repayments under the senior term loan	(36,750)	(36,750)	(13,000)
Cash paid for capital leases	(221)	(142)	(535)
Cash paid for debt costs	(1,117)	(3,110)	(12,647)
Contributions from former majority stockholder	16,971	13,550	—
Payment of dividends on preferred stock	(2,881)	—	—
Payment of dividend to former majority stockholder	—	—	(226,821)
Cash paid for employee taxes on vested restricted shares and stock options	(3,892)	—	—
Proceeds from exercises of warrants	11,816	—	—
Change in advances collateralized by discounted leases	—	—	(778)
Total cash used in financing activities	$(16,074)	$(26,452)	$(18,852)
Change in cash and cash equivalents	(552)	(8,276)	14,543
Cash and cash equivalents, beginning of year	52,861	61,137	46,594
Cash and cash equivalents, end of year	$52,309	$52,861	$61,137

	Fiscal Years Ended
(in thousands)	2016	2015	2014
Supplemental disclosures of cash flow information
Cash Paid During the Period for:
Interest paid, net of interest received	$13,315	$20,011	$1,441
Income tax paid, net of tax refunds	159	7,145	1,376
Non-cash Investing and Financing Activities:
Capital lease acquisitions	$100	$563	$166
Change in accounts payable and other assets for capital additions to property, plant and equipment and intangible assets	2,081	671	383
Common stock dividend on Series A preferred stock (market value of common shares)	998	2,247	—
Cashless exercise of stock options	2,312	—	—
Non-Cash Reverse Merger Activity:
Issuance of Common Stock	$—	$25,000	$—
Issuance of Series A Preferred Stock	—	50,000	—
Shares assumed by legal acquirer	—	42,492	—
Repurchase of Common Stock from majority stockholder	—	100,000	—
The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Convertible Preferred Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 28, 2013	22,000,000	$2	$94,999	—	$—	$(42,418)	$26,836	$79,419
Net income	—	—	—	—	—	—	2,757	2,757
Other comprehensive loss	—	—	—	—	—	(4,150)	—	(4,150)
Dividend	—	—	(94,999)	—	—	—	(131,822)	(226,821)
Balance, September 27, 2014	22,000,000	$2	$—	—	$—	$(46,568)	$(102,229)	$(148,795)
Issuance of common stock	2,500,000	0.3	25,000	—	—	—	—	25,000
Issuance of Series A preferred stock	—	—	—	500,000	50,000	—	—	50,000
Shares assumed by legal acquirer	4,980,294	0.5	42,492	—	—	—	—	42,493
Shares purchased from former majority stockholder	(10,000,000)	(1)	(67,492)	—	—	—	(32,508)	(100,001)
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(14,825)	(14,825)
Contribution from former majority stockholder	—	—	13,550	—	—	—	—	13,550
Warrant exchange	1,212,500	0.1	715	—	—	—	(715)	—
Series A preferred stock dividend	182,088	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,622	—	—	—	—	1,622
Net income	—	—	—	—	—	—	14,932	14,932
Other comprehensive loss	—	—	—	—	—	(5,206)	—	(5,206)
Balance, October 3, 2015	20,874,882	$2	$15,887	500,000	$50,000	$(51,774)	$(135,345)	$(121,230)
Business combination tax adjustment	—	—	—	—	—	—	(411)	(411)
Exercise of stock warrants	1,027,493	—	11,816	—	—	—	—	11,816
Restricted stock activity	455,465	—	(3,511)	—	—	—	—	(3,511)
Exercise of stock options, cashless	40,611	—	(381)	—	—	—	—	(381)
Employee stock purchase plan activity	23,673	—	247	—	—	—	—	247
Series A preferred stock dividends	95,934	—	(2,881)	—	—	—	—	(2,881)
Contribution from former majority stockholder	—	—	16,971	—	—	—	—	16,971
Share-based compensation expense	—	—	12,623	—	—	—	—	12,623
Net income	—	—	—	—	—	—	6,900	6,900
Other comprehensive loss	—	—	—	—	—	(7,117)	—	(7,117)
Balance, October 1, 2016	22,518,058	$2	$50,771	500,000	$50,000	$(58,891)	$(128,856)	$(86,974)
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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal years 2016 and 2014, there were a total of 52 weeks. In fiscal year 2015, there was a total of 53 weeks.

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

Please see Note 14 for discussion of a revision to previously reported earnings per share.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Discontinued Operations

In 2007 Blue Bird sold its entire coach business to an unrelated third party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Net income (loss), net of tax, associated with these discontinued operations were $(0.3) million, $(0.1) million, and $0.0 million for the fiscal years ended 2016, 2015, and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, ownership has transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, the Company recognizes revenue, net of sales concessions, when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and is awaiting pickup by the customer, which generally occurs within 30 days of completion. Provisions for discounts are recorded in the same period as the related revenues.

The Company sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred.

The Company classifies shipping and handling revenues and costs billed to a customer as net sales on the Consolidated Statements of Operations and Comprehensive Income (Loss) and the related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See Note 3, Supplemental Financial Information, for further information on warranties and shipping and handling costs.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facilities and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying value of the Company’s senior term loan approximates fair value due to the variable interest rate. See Note 9, Debt, for further discussion.

Inventories

The Company values inventories at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. The Company establishes a new cost basis for obsolete inventory based on historical usage and assumptions about future demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis using the following periods, which represent the estimated useful lives of the assets:

Years
Buildings	15 - 33
Machinery and equipment	5 - 10
Office furniture, equipment and other	3 - 10
Computer equipment and software	3 - 7

Costs, including capitalized interest and certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction in progress and are not subject to depreciation. Repairs and maintenance that do not extend the useful life of the asset are expensed as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof.

We have two reporting units for which we test goodwill for impairment: Bus and Parts. In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.

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

Our intangible assets with a definite useful life are amortized over their estimated useful lives, 7 or 20 years, using the straight-line method. The useful lives of our intangible assets are reassessed annually and they are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $9.4 million and $11.1 million at October 1, 2016 and October 3, 2015, respectively, incurred in connection with its debt facilities and related amendments. Commitment fees and other costs directly associated with obtaining revolving credit facilities are deferred financing costs which are recorded in other assets on the Consolidated Balance Sheets, for which the Company recorded $0.7 million and $0.9 million at October 1, 2016 and October 3, 2015, respectively.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan; issue costs related to the revolver are amortized using the straight-line method. The Company’s amortization of these costs was $3.0 million, $3.0 million and $1.3 million for the fiscal years ended 2016, 2015 and 2014, respectively, and are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of interest expense. See Note 9, Debt, for a discussion of the Company’s indebtedness.

Derivative Instruments

In limited circumstances, we utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income (loss), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment.

If realized, gains and losses on derivative instruments are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the line item that reflects the underlying exposure that was hedged. The exchange of cash, if any, associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships. See Note 18, Foreign Exchange Contracts, for further information.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2016. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations in its consolidated balance sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded in the year the unit is sold. The methodology to determine the warranty reserve calculates average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides for accuracy in addressing reserve requirements. Management believes the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring future adjustments.

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line on the Consolidated Statements of Operations and Comprehensive Income (Loss). The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date. See Note 3, Supplemental Financial Information, for further information.

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). For the fiscal years ended 2016, 2015 and 2014, the Company expensed $5.4 million, $5.2 million and $3.7 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss), related to research and development.

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

ASU 2015-04 — In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which applies to employers that provide pension or other post-retirement benefits as part of a special termination benefit or special or contractual termination benefits not otherwise addressed in other Subtopics (for example, benefits paid at or before retirement and not paid out of a pension or other post-retirement plan). The ASU also applies to settlement of all or a part of an employer's pension or other post-retirement benefit obligation or curtailment of a pension or other post-retirement benefit plan. This new guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. We adopted this standard as of the end of our 2016 fiscal year, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU 2015-03 — In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. During the first quarter of 2016, the Company adopted ASU 2015-03, and as a result, reclassified $1.2 million of debt issuance costs, net, from other assets to long-term debt on the consolidated balance sheet at October 3, 2015. Long-term debt at October 3, 2015 was previously presented as $176.6 million and long-term debt is now presented as $175.4 million at October 3, 2015.

Recently Issued Accounting Standards

ASU 2016-15— In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. This standard will not be effective for us until fiscal 2018 and requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact this guidance will have on the financial statements and related disclosures.

ASU 2016-12 and 2016-10 — In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and in April 2016 issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide further clarification to be considered when implementing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASUs are effective concurrently with ASU 2014-09, which is effective for the Company in fiscal 2019. The Company is currently evaluating the impact this guidance will have on the financial statements and related disclosures.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This standard will not be effective for us until fiscal 2020. We are currently evaluating the impact the standard will have on our consolidated financial statements.

ASU 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. The standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of this ASU would result in the reclassification of $7.6 million and $9.2 million at October 1, 2016 and October 3, 2015, respectively, from current assets to non-current assets. Future impact will be driven by the composition of our deferred tax accounts.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable consist of amounts owed to the Company by customers. The Company monitors collections and payments from customers, and generally does not require collateral. Accounts receivable are generally due within 30 to 90 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company reserves for an account when it is considered potentially uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations. The Company writes off accounts receivable once it is determined that the account is uncollectible. Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Accounts receivable	$20,415	$13,851
Allowance for doubtful accounts	(100)	(105)
Accounts receivable, net	$20,315	$13,746

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

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands of dollars)	2016	2015	2014
Balance at beginning of period	$17,661	$15,559	$13,447
Add: current period accruals	10,452	10,425	9,593
Less: current period reductions of accrual	(8,669)	(8,323)	(7,481)
Balance at end of period	$19,444	$17,661	$15,559

The following table reflects activity in deferred warranty income (current and long-term portion combined), for the sale of extended warranties of two to five years, for the fiscal years presented:

(in thousands of dollars)	2016	2015	2014
Balance at beginning of period	$14,145	$12,003	$10,743
Add: current period deferred income	7,186	6,556	5,264
Less: current period recognition of income	(5,144)	(4,414)	(4,004)
Balance at end of period	$16,187	$14,145	$12,003

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Current portion	$3,679	$3,534
Long-term portion	2,786	2,786
Total accrued self-insurance	$6,465	$6,320

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues represent costs billed to customers and are presented as part of net sales on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues recognized were $17.6 million, $16.9 million and $16.0 million for the fiscal years ended 2016, 2015 and 2014, respectively. The related cost of goods sold was $15.4 million, $14.4 million and $14.2 million for the fiscal years ended 2016, 2015 and 2014, respectively.

4. Business Combination and Subsequent Change in Control

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

On September 21, 2014, Hennessy Capital Partners I LLC (the “HCAC Sponsor”) signed a purchase agreement (the “Purchase Agreement”) with The Traxis Group B.V, (the "Seller") to acquire all of the outstanding stock of SBH. The material terms and conditions of the Purchase Agreement were described in Hennessy Capital’s definitive proxy statement filed with the SEC on January 20, 2015, which was supplemented in additional proxy statement materials filed with the SEC on February 10, 2015.

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

Preferred Stock Subscription Agreement

In connection with its execution of the Purchase Agreement, Hennessy Capital entered into a preferred stock subscription agreement with The Osterweis Strategic Income Fund and The Osterweis Strategic Investment Fund (collectively, the “PIPE Investment Investor”).

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

On February 24, 2015, at the closing of the Business Combination, the PIPE Investment Investor purchased 400,000 shares of the Company’s Series A Convertible Preferred Stock from the Company for aggregate gross proceeds of approximately $40 million and the Common/Preferred Investor purchased 100,000 shares of the Company’s Series A Convertible Preferred Stock from the Company for aggregate gross proceeds of approximately $10 million. In addition, at the closing, the Common/Preferred Investor purchased 2,500,000 shares of the Company’s common stock from the Company for aggregate gross proceeds of $25 million.

Registration Rights Agreement

On February 24, 2015, the Company entered into a registration rights agreement with the Seller and other investors including the PIPE Investment Investor and Common/Preferred Investor (the “Registration Rights Agreement”). The parties were granted registration rights that obligate the Company to register for resale, among other shares, all or any portion of the shares of the Company’s capital stock that were issued by the Company in connection with the Business Combination and the PIPE Investment and the Subsequent PIPE Investment (including the shares of common stock underlying the Series A Preferred Stock issued pursuant to the PIPE Investment and the Subsequent PIPE Investment).

On April 27, 2015, a registration statement on Form S-3 filed by the Company in connection with, among other things, its obligations under the Registration Rights Agreement, was declared effective by the SEC.

Under the Registration Rights Agreement, the parties also hold “piggyback” registration rights exercisable at any time that allow them to include the shares of Company common stock that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on forms that do not permit registration for resale by them). The “piggyback” registration rights are subject to proportional cutbacks based on the manner of such offering and the identity of the party initiating such offering.

The Company will pay all expenses incidental to its performance under the Registration Rights Agreement, as well as the underwriting discounts and commissions payable by the parties to that agreement in connection with the sale of their shares under the Registration Rights Agreement.

Change in Control

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase and Sale Agreement”), by and among The Traxis Group B.V. ("Traxis"), ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Traxis agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of Common Stock of the Company owned by Traxis (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase and Sale Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share, and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. Rights held by Traxis under the Registration Rights Agreement were transferred to ASP in conjunction with the Purchase and Sale Agreement. The Company was not a part of the transaction and there were no proceeds to the Company, resulting in no required accounting treatment; however, the sale of Transaction Shares did trigger a phantom equity compensation payment as further discussed in Note 15, Share-Based Compensation. The payment was primarily funded by Traxis and not by the Company.

5. Inventory

The Company values inventory at the lower of cost or market value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventory values approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. The following table presents the components of inventory at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Raw materials	$40,940	$43,471
Work in process	10,011	2,658
Finished goods	2,855	3,051
Total inventory	$53,806	$49,180

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Land	$1,187	$1,153
Buildings	14,596	14,246
Machinery and equipment	60,839	55,400
Office furniture, equipment and other	1,389	1,373
Computer equipment and software	14,591	14,232
Construction in process	4,653	827
Property, plant and equipment, gross	97,255	87,231
Accumulated depreciation and amortization	(63,789)	(58,298)
Property, plant and equipment, net	$33,466	$28,933

Depreciation and amortization expense for property, plant and equipment was $6.1 million, $6.9 million, and $8.0 million for the fiscal years ended 2016, 2015, and 2014, respectively.

7. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands of dollars)	Gross Goodwill	Accumulated Impairments	Net Goodwill
October 1, 2016
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

October 3, 2015
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

During the fourth quarters of the fiscal years ended 2016 and 2015, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

8. Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	October 1, 2016			October 3, 2015
(in thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$982	$—	$982	$—	$—	$—
Finite lived: Customer relationships	37,425	18,732	18,693	37,425	16,863	20,562
Total amortized intangible assets	38,407	18,732	19,675	37,425	16,863	20,562
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$78,223	$18,732	$59,491	$77,241	$16,863	$60,378

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of the fiscal years ended 2016 and 2015, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairments of our indefinite lived intangibles have been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs were acquired and placed in service near the end of fiscal 2016 and will be amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $1.9 million, $1.9 million, and $1.9 million for the fiscal years ended 2016, 2015, and 2014, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

Fiscal Years Ending	Amortization Expense
2017	$2,009
2018	2,009
2019	2,009
2020	2,009
2021	2,009
Thereafter	9,630
Total amortization expense	$19,675

9. Debt

In June 2014, Blue Bird Body Company, a wholly-owned subsidiary of the Company, executed a $235.0 million six year senior term loan provided by Societe Generale (the “Senior Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC, Macquarie Capital (USA) INC., and Fifth Third Bank as joint book runners and Joint Lead Arrangers. The Senior Credit Facility amortizes at 5% per annum, payable quarterly, which started on January 3, 2015. The interest rate on the Senior Credit Facility is an election of either base rate plus 450 basis points or LIBOR (floor of 1 point) plus 550 basis points, and was 6.5% at both October 1, 2016 and October 3, 2015. Blue Bird also has access to a $60.0 million revolving senior credit facility provided by Societe Generale (the “Senior Revolving Credit Facility”), which acts as the administrative agent, SG Americas Securities LLC and Macquarie Capital (USA) INC. The Senior Revolving Credit Facility carries an elective interest rate of either the base rate plus 450 basis points or LIBOR plus 550 basis points. Blue Bird may request letters of credit through its Senior Revolving Credit Facility up to a $15.0 million sub limit. The commitment fee on unused amounts of the Senior Revolving Credit Facility is 0.5%.

The Senior Credit Facility and the Senior Revolving Credit Facility are collectively referred to as the "Credit Agreement". The Credit Agreement contains negative and affirmative covenants affecting the Company and their existing and future restricted subsidiaries, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, and certain permitted acquisitions. At October 1, 2016, the borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Senior Credit Facility and the Senior Revolving Credit Facility and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and each of the guarantors, with certain exclusions as set forth in a Collateral Agreement entered into by the Company and each guarantor.

The Senior Credit Facility and the Senior Revolving Credit Facility were executed on June 27, 2014, amended on September 28, 2015, and further amended on June 6, 2016. The Senior Credit Facility has a six year term and the Senior Revolving Credit Facility originally had a five year term but was amended to a six year term in September 2015. The Senior Credit Facility September 2015 amendment was to permit the Company to pay its preferred share dividends in cash, to permit the Company to tender cash for its existing warrants from available amounts (as further defined in the credit agreement), to amend the definition of consolidated EBITDA to allow an add back of third party expenses related to being a public company, to add Blue Bird Corporation as a guarantor, and to otherwise amend various restricted payment requirements. An amendment in June 2016 changed the definition of Sponsor, as defined in the Credit Agreement, contingent upon a change in control. The Company incurred $1.1 million in lender fees related to the June 2016 amendment, which were capitalized to the debt and will be amortized to interest expense over the remaining life of the loan, resulting in an increase in the weighted-average annual effective interest rate.

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
2020 senior term loan, net of deferred financing costs of $9,384 and $11,082, respectively	$152,116	$187,168
Less: Current portion of long-term debt	11,750	11,750
Long-term debt, net of current portion	$140,366	$175,418

At October 1, 2016 and October 3, 2015, $161.5 million and $198.3 million, respectively, were outstanding on this indebtedness. On June 30, 2016, the Company made a $25.0 million prepayment of principal in addition to the regular payments due.

At October 1, 2016 and October 3, 2015, the Senior Credit Facility's weighted-average annual effective interest rate was 8.3% and 7.8%, respectively, which includes amortization of the deferred financing costs.

Our term loan is recognized on the Company’s balance sheet at its unpaid principal balance, net of deferred financing costs, and is not subject to fair value measurement; however, given that the loan carries a variable rate, the Company estimates that the unpaid principal balance of the term loan would approximate its fair value. If measured at fair value in the financial statements, the Company’s term loan would be classified as Level 2 in the fair value hierarchy.

No borrowings were outstanding on the Senior Revolving Credit Facility at October 1, 2016; however, since there were $5.1 million of Letters of Credit outstanding on October 1, 2016, the Company would have been able to borrow $54.9 million on the revolving line of credit.

Interest expense on all indebtedness for the fiscal years ended 2016, 2015 and 2014 was $16.4 million, $19.1 million and $6.2 million, respectively.

The remaining principal maturities for the Senior Credit Facility and the Senior Revolving Credit Facility for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2017	$11,750
2018	11,750
2019	11,750
2020	126,250
Total remaining principal payments	$161,500

10. Income Taxes

The components of income tax expense were as follows for the fiscal years presented:

(in thousands of dollars)	2016	2015	2014
Current tax provision:
Federal	$(3,192)	$12,757	$190
State	224	311	7,012
Total current tax provision (benefit)	$(2,968)	$13,068	$7,202
Deferred tax provision:
Federal	$9,052	$(6,903)	$2,934
State	(95)	(1,723)	305
Total deferred tax provision (benefit)	8,957	(8,626)	3,239
Income tax expense	$5,989	$4,442	$10,441

As a result of the Business Combination during the fiscal year ended 2015, a change in the ownership of the Company occurred which, pursuant to the Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its U.S. Net Operating Losses ("NOLs") and U.S. tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire), subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. During the fiscal year ended 2016, the Company had a Change in Control of its majority shareholder and does not expect any Section 382 limitations to impair the Company's ability to realize all tax attributes.

At October 1, 2016, the Company had approximately $1.9 million of federal tax credit carryforwards that expire at various dates through 2036.

The effective tax rates for the fiscal years ended 2016, 2015 and 2014 were 57.9%, 26.3% and 87.4%, respectively. The effective tax rate for the fiscal year ended 2016 differed from the statutory federal income tax rate of 35%, primarily as a result of discrete items increasing tax expense in the period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, interest and penalties on uncertain tax positions, limitations of the deductibility of certain share-based compensation, a net tax shortfall associated with the vesting of share-based compensation awards pursuant to adoption of ASU 2016-09 (refer to Note 2), which were partially offset by recording the impact of new tax legislation. The effective tax rate for the fiscal year ended 2015 differed from the statutory federal income tax rate of 35% primarily as a result of a benefit from the change in investor tax on our non-consolidated affiliate, domestic production activities deduction, state tax items and other permanent items which were partially offset by interest and penalties on an uncertain tax position and transaction costs. The effective tax rate for the fiscal year ending 2014 differed from the statutory federal income tax rate of 35% primarily as a result of the recording of an uncertain tax position which negatively impacted our rate, partially offset by a benefit from the domestic production activities deduction.

A reconciliation between the reported income tax expense for continuing operations and the amount computed by applying the statutory federal income tax rate of 35% is as follows:

(in thousands of dollars)	2016	2015	2014
Federal taxes at statutory rate	$3,619	$5,904	$4,181
Increase (reduction) in income taxes resulting from:
State taxes, net	(20)	(949)	877
Change in uncertain tax positions	821	833	4,153
Share-based compensation	1,001	—	—
Permanent items	(84)	(954)	1,314
Valuation allowance	27	(1)	(5,652)
Tax credits	(470)	(90)	5,294
Return to accrual true-ups	(78)	(386)	(93)
Investor tax on non-consolidated affiliate income	582	425	365
Tax rate adjustments	535	(1,854)	—
Transaction costs	—	1,364	—
Other	56	150	2
Income tax expense	$5,989	$4,442	$10,441

During fiscal 2015, there were changes in assumptions about the Company’s ability to utilize U.S. foreign tax credits. The resulting tax rate change was applied to the cumulative beginning of year deferred tax balance for the non-consolidated affiliate, and a $1.7 million benefit was recorded to fiscal 2015 tax expense.

The total amount of gross unrecognized tax benefits at October 1, 2016 and October 3, 2015 were $6.4 million and $6.4 million, respectively, which would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities on the Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties were $2.1 million and $1.1 million at October 1, 2016 and October 3, 2015, respectively.

The Company is subject to taxation mostly in the United States and various state jurisdictions. At October 1, 2016, tax years prior to 2011 are no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Deferred tax liabilities
Property, plant and equipment	$(2,438)	$(1,901)
Other intangible assets	(17,275)	(16,940)
Investor tax on non-consolidated affiliate income	(2,453)	(1,894)
Other assets	(520)	(559)
Total deferred tax liabilities	$(22,686)	$(21,294)
Deferred tax assets
NOL carryforward	$632	$5,991
Accrued expenses	9,310	9,337
Indirect effect of uncertain tax position	2,747	2,488
Compensation	21,545	18,906
Inventories	1,081	922
Unearned income	3,492	5,213
Tax credits	3,517	3,724
Total deferred tax assets	$42,324	$46,581
Less: valuation allowance	(558)	(671)
Deferred tax assets less valuation allowance	$41,766	$45,910
Net deferred tax assets	$19,080	$24,616

11. Guarantees, Commitments and Contingencies

Litigation

At October 1, 2016, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability using a discount rate of 12%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.6 million and $0.5 million at October 1, 2016 and October 3, 2015, respectively. The estimated aggregate undiscounted amount that will be incurred over the next 11 years is $1.1 million. The estimated payments for each of the next five years are $0.1 million per year and the aggregate amount thereafter is $0.6 million. Future expenditures may exceed the amounts accrued and estimated.
Lease Commitments
The Company leases certain buildings, machinery and equipment under operating leases expiring at various dates. Total rent expense was $1.2 million, $1.5 million and $1.7 million for the fiscal years ended 2016, 2015 and 2014, respectively.

The following table sets forth future minimum lease payments under non-cancelable operating leases with original terms exceeding one year at October 1, 2016:

(in thousands of dollars)
Years Ended	Amount
2017	$1,222
2018	552
2019	266
2020	8
Total operating lease commitments	$2,048

The Company leases from third party vendors various office and plant equipment, including computers, copy machines, and sweepers, which qualify for capital lease treatment under the provisions of ASC 840. On the Consolidated Balance Sheets, amounts due under capital lease obligations are included in other liabilities, current and long-term, with the interest in the related assets recorded in property, plant and equipment, net. Depreciation of assets recorded under capital lease obligations is included in cost of goods sold or selling, general and administrative expenses, depending upon use of leased property, on the Consolidated Statements of Operations and Comprehensive Income (Loss). These leases have remaining lease terms ranging from 1 month to 6.3 years.

Leased property under capital leases at the dates indicated is presented in the following table:

(in thousands of dollars)	October 1, 2016	October 3, 2015
Leased property under capital leases	$1,071	$974
Accumulated amortization	(554)	(328)
Leased property under capital leases, net	$517	$646

The following table summarizes the Company’s future minimum lease payments under capital leases at October 1, 2016:

(in thousands of dollars)
Years Ended	Amount
2017	$184
2018	178
2019	175
2020	18
2021	18
Thereafter	25
Total minimum lease payments	598
Amount of lease payments representing interest	(66)
Present value of future minimum capital lease payments	$532
Current obligations under capital leases	$154
Long-term obligations under capital leases	378

Purchase Commitments

During the fiscal years ended 2016 and 2015, the Company entered into short-term and long-term pricing agreements with many of its major suppliers for the purchase of raw materials and parts such as steel, engines, axles and transmissions. As the quantities to be purchased by the Company vary subject to market demand of vehicles manufactured by the Company, under these agreements there are no minimum purchase commitments with the exception of propane fuel systems, engines, and tonnages of certain steel products that are repetitively consumed. At October 1, 2016, commitments for future production material totaled approximately $8.4 million. The amount of these commitments for the next five fiscal years is expected to be as follows:

(in thousands of dollars)
Years Ended	Amount
2017	$6,230
2018	2,172
Total purchase commitments	$8,402

12. Segment Information

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the fiscal years presented:

Net sales

(in thousands of dollars)	2016	2015	2014
Bus	$876,087	$861,665	$801,837
Parts	55,923	57,463	53,898
Segment net sales	$932,010	$919,128	$855,735

Gross profit

(in thousands of dollars)	2016	2015	2014
Bus	$108,232	$99,341	$89,315
Parts	21,124	21,054	20,058
Segment gross profit	$129,356	$120,395	$109,373

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands of dollars)	2016	2015	2014
Segment gross profit	$129,356	$120,395	$109,373
Adjustments:
Selling, general and administrative expenses	(102,711)	(84,561)	(91,445)
Interest expense	(16,412)	(19,078)	(6,156)
Interest income	133	113	102
Other (expense) income, net	(26)	—	72
Income before income taxes	$10,340	$16,869	$11,946

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands of dollars)	2016	2015	2014
United States	$838,418	$861,258	760,912
Canada	83,669	49,847	76,275
Rest of world	9,923	8,023	18,548
Total net sales	$932,010	$919,128	855,735

13. Stockholders’ Deficit

Stock

Authorized Stock

Our Certificate of Incorporation authorizes the issuance of 110,000,000 shares, consisting of 100,000,000 shares of common stock at $0.0001 par value per share, and 10,000,000 shares of preferred stock at $0.0001 par value per share, 2,000,000 of which have been designated as Series A Convertible Preferred Stock (“Preferred” or "Convertible Preferred Stock") and the remaining 8,000,000 of which are undesignated. The outstanding shares of our Series A Convertible Preferred Stock and common stock are duly authorized, validly issued, fully paid and non-assessable.

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of common stock to the Seller upon consummation of the Business Combination, and (ii) 102,750 shares of common stock as a utilization fee to another investor. Please see Note 4, Business Combination, for a further discussion of these transactions.

Convertible Preferred Stock

By the filing of a Certificate of Designations (the “Certificate of Designations”) on February 24, 2015, we have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock and, on February 24, 2015, we issued 500,000 shares of such series. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. Please see Note 4, Business Combination, for a further discussion of the transaction.

Each share of Series A Convertible Preferred Stock is convertible, at the holder’s option at any time, initially into 8.6 shares of our common stock (which is equivalent to an initial conversion price of approximately $11.59 per share), subject to specified adjustments as set forth in the Certificate of Designations. A Fundamental Change, as defined in the Certificate of Designations, was triggered on June 8, 2016 in connection with the second closing of the sale of the Transaction Shares, which allowed the preferred holders to convert on an adjusted basis for a designated conversion period. None of the Preferred shareholders elected to convert within the designated conversion period. In addition, beginning on or after the third anniversary of the initial issuance date, we have the right, at our option, to cause all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of common stock under certain circumstances and, if our Company undergoes certain fundamental changes, the Series A Convertible Preferred Stock will automatically be converted into common stock on the effective date of such fundamental change.

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is at the sole discretion of the Company. In 2016, we issued one common stock dividend totaling 95,934 shares of common stock and paid three cash dividends totaling $2.9 million. As we are in an accumulated deficit position, we reduce additional paid-in capital for the dividend payments made in shares of common stock at the same amount we record additional paid-in-capital for the issuance of the common stock, which results in no net change to our Stockholders' Deficit. The fair value of all dividends are reflected as a deductions from net income to calculate net income available to common stockholders in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Warrants

At October 1, 2016, there were a total of 9,445,014 warrants outstanding to purchase 4,722,507 shares of our Common Stock.

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

Placement Warrants

The Company has issued warrants to purchase its common stock issued in connection with a private placement which occurred concurrently with Hennessy Capital’s initial public offering (the “Placement Warrants”). The Placement Warrants are identical to the Public Warrants sold in the initial public offering, except that, if held by the HCAC Sponsor or its permitted assignees, they (a) may be exercised for cash or on a cashless basis; and (b) are not subject to being called for redemption. Each such warrant entitles the holder to purchase one-half of one share of our Common Stock at a price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment.

Warrant Exchange

On March 2, 2015, we completed our offer to exchange up to a maximum of 5,750,000 of our outstanding Public Warrants for shares of our common stock, at an exchange ratio of 0.1 of a share for each Public Warrant validly tendered and not withdrawn (approximately one share for every ten Public Warrants tendered). A total of 2,690,462 Public Warrants were tendered and not properly withdrawn, resulting in a total of 269,046 shares of common stock being issued. On March 17, 2015, we completed a second offer to exchange Placement Warrants for shares of our common stock, and in such exchange offer, a total of 9,434,538 Placement Warrants were tendered and not properly withdrawn, resulting in a total of 943,454 shares of our common stock being issued. There were no cash proceeds to the Company from these exchange transactions. Immediately after the exchanges, a total of 2,690,462 Placement Warrants and 8,809,538 Public Warrants were outstanding.

14. Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2016	2015	2014
Numerator:
Net income	$6,900	$14,932	$2,757
Less: (Loss) income from discontinued operations, net of tax	(328)	(129)	42
Income from continuing operations, net of tax	7,228	15,061	2,715
Less: convertible preferred stock dividends	3,878	2,438	—
Income from continuing operations available to common stockholders, net of tax	$3,350	$12,623	$2,715

Basic earnings per share (1):
Weighted average common shares outstanding	21,252,616	21,182,885	22,000,000
Basic earnings per share, continuing operations	$0.16	$0.60	$0.13
Basic earnings per share, discontinued operations	(0.02)	(0.01)	—
Basic earnings per share	$0.14	$0.59	$0.13

Diluted earnings per share (2):
Weighted average common shares outstanding	21,252,616	21,182,885	22,000,000
Weighted average dilutive securities, convertible preferred stock	—	4,314,064	—
Weighted average dilutive securities, restricted stock	60,401	653	—
Weighted average dilutive securities, warrants	—	—	—
Weighted average dilutive securities, stock options	2,602	—	—
Weighted average shares and dilutive potential common shares	21,315,619	25,497,602	22,000,000
Diluted earnings per share, continuing operations	$0.16	$0.59	$0.13
Diluted earnings per share, discontinued operations	(0.02)	—	—
Diluted earnings per share	$0.14	$0.59	$0.13

(1) Basic earnings per share is calculated by dividing income available to common stockholders from continuing operations, discontinued operations, and total net income by the weighted average common shares outstanding during the period. For purposes of calculating basic earnings per share, income available to common stockholders is reduced in periods where we have paid a dividend or accrued for a dividend payment for our convertible preferred stock.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the fiscal year ended 2016, 4,314,064 shares of potentially dilutive convertible preferred stock were excluded from the calculation since the if-converted impact would be anti-dilutive and, as a result, the numerator used in the calculation included the preferred stock dividend impact on income. Potentially dilutive common stock equivalents totaling 173,009 and 311,809 shares, respectively, were excluded from the fiscal years ended 2016 and 2015 calculations since their impact would be anti-dilutive.

Previously Disclosed Immaterial Correction of Earnings Per Share

As initially disclosed in our second quarter Form 10-Q filed on May 23, 2016, an error in the computation and disclosure of basic earnings per share was identified that related to the prior year. Per ASC 260-10-45-11, income per share available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations and from net income. The error resulted from not deducting the amount of cumulative dividends earned, on an accrual basis, by preferred stockholders in the second quarter of fiscal 2015 and adjusting for the rollover impact, if any, of cumulative dividends earned in the subsequent periods through the end of fiscal 2015.

We evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all prior periods impacted. While the adjustments were immaterial, the Company elected to revise its previously reported basic earnings per share for the fiscal year ended 2015 as presented in the following table:

	2015
(in thousands except for share data)	Previous	Adjustment	Corrected
Net income	$14,932	$—	$14,932
Less: preferred stock dividends	2,247	191	2,438
Net income available to common shareholders	12,685	(191)	12,494
Basic earnings per share	0.60	(0.01)	0.59

15. Share-Based Compensation

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

Stock-based payments to employees, including grants of stock options, restricted stock ("RSAs") and restricted stock units ("RSUs"), are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility because we do not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. Restricted stock units and restricted stock awards are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method.

All outstanding share-based compensation awards vested upon the change in control which took place on June 8, 2016. Concurrent with the change in control, certain awards not considered as granted under GAAP due to fiscal 2017 and 2018 performance criteria which had not been established, were granted and immediately vested with the change in control. Refer to Note 4, Business Combination, for more information on the change in control.

Restricted Stock Awards

The following table summarizes the Company's RSA and RSU award activity for the fiscal year presented:

	2016
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	521,707	$13.18
Granted	245,793	10.82
Vested	(767,500)	12.43
Balance, end of year	—	$—

Compensation expense, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), of the restricted stock awards was $8.7 million and $0.9 million for the fiscal years ended 2016 and 2015, respectively, with associated tax benefits of $2.0 million and $0.3 million, respectively. At October 1, 2016, there were no unrecognized compensation costs related to RSA and RSU awards.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2016
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	1,004,000	$10.05
Granted	143,754	10.27
Exercised	(229,005)	10.09
Outstanding options, end of year (1)	918,749	$10.08
Fully vested and exercisable options, end of year (1)	918,749	$10.08

(1) At October 1, 2016, all outstanding options were fully vested and exercisable with a weighted average contractual remaining term of 8.6 years and an aggregate intrinsic value totaling $4.2 million.

The total aggregate intrinsic value of stock options exercised during the fiscal year ended 2016 was $1.0 million. No stock options were exercised during the fiscal year ended 2015.

Compensation expense, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), for stock option awards was $4.0 million and $0.7 million for the fiscal years ended 2016 and 2015, respectively, with associated tax benefits of $1.4 million and $0.2 million, respectively. At October 1, 2016, there was no unrecognized compensation cost related to stock option awards.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2016	2015
Expected volatility	33.7%	40.1%
Expected dividend yield	0%	0%
Risk-free interest rate	1.7%	1.7%
Expected term (in years)	4.7	6.0
Weighted-average grant-date fair value	$3.72	$4.14

Phantom Award

A phantom stock award plan was adopted by the Company in February 2007 (as amended and restated from time to time, the “Phantom Award Plan”). Upon vesting of a phantom award, the participants (including employees, directors, officers and consultants of the Company) may be eligible to receive a cash payment subject to the initial investors in the Company receiving an agreed upon return of capital. There have been three events that met the required return on capital to our investors to trigger a Phantom Award Plan payment: (a) in June 2016, in conjunction with the change in control of the Company's major stockholder, the board of directors approved for all Phantom Award Plan participants a payment of $17.1 million, which was primarily funded by a $17.0 million contribution from our former major stockholder, (b) in February 2015, in conjunction with the Business Combination, the board of directors approved for all Phantom Award Plan participants a payment of $13.8 million, which was primarily funded by a $13.6 million contribution from our former major stockholder, and (c) in June 2014, in conjunction with a dividend payment to our former sole stockholder, the board of directors approved a payment for all Phantom Award Plan participants totaling $24.7 million with a grant date fair value of awards granted totaling $9.9 million.

With the 2016 payment and change in majority ownership, this incentive program has concluded.

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

The Company contributed $5.3 million and $5.5 million to the Defined Benefit Plan during the fiscal years ended October 1, 2016 and October 3, 2015, respectively. For the fiscal years ended October 1, 2016 and October 3, 2015, benefits paid were $6.3 million and $7.1 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $157.0 million and $142.8 million at October 1, 2016 and October 3, 2015, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands of dollars)	2016	2015
Projected benefit obligation balance, beginning of year	$142,798	$142,555
Interest cost	5,643	5,707
Assumption changes (1)	14,402	1,246
Actuarial gain	440	394
Benefits paid	(6,253)	(7,104)
Projected benefit obligations balance, end of year	$157,030	$142,798

(1) The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value Blue Bird’s future obligations and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the plan assets are as follows:

	Plan Assets
(in thousands of dollars)	2016	2015
Fair value of plan assets, beginning of year	$96,371	$101,674
Actual return on plan assets	6,337	(3,039)
Employer contribution	5,305	5,516
Expenses	(1,098)	(676)
Benefits paid	(6,253)	(7,104)
Fair value of plan assets, end of year	$100,662	$96,371

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands of dollars)	October 1, 2016	October 3, 2015
Benefit obligation	$157,030	$142,798
Fair value of plan assets	100,662	96,371
Funded status	(56,368)	(46,427)
Net pension liability recognized	$(56,368)	$(46,427)

Fair Value of Plan Assets: The Company determines the fair value of its financial instruments in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. This topic provides a hierarchy that gives highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities. This topic requires that financial assets and liabilities are classified into one of the following three categories:

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
The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process.

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During the fiscal years ended 2016 and 2015, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2016, the measurement date.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands of dollars)	Level 1	Level 2	Level 3	Total
October 1, 2016
Assets:
Equity securities	$—	$58,904	$—	$58,904
Debt securities	—	41,758	—	41,758
Total assets at fair value	$—	$100,662	$—	$100,662

October 3, 2015
Assets:
Equity securities	$—	$73,336	$—	$73,336
Debt securities	—	23,035	—	23,035
Total assets at fair value	$—	$96,371	$—	$96,371

Cumulative losses for the Defined Benefit Plan recognized in accumulated other comprehensive loss during the fiscal years ended 2016, 2015 and 2014 were $63.7 million, $52.8 million and $44.5 million, respectively.

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $6.3 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following table represents net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands of dollars)	2016	2015	2014
Interest cost	$5,643	$5,707	$6,084
Expected return on plan assets	(6,112)	(6,443)	(6,524)
Amortization of net loss	4,787	3,567	2,804
Net periodic benefit cost	$4,318	$2,831	$2,364
Net loss	15,716	11,797	9,261
Amortization of net loss	(4,787)	(3,567)	(2,804)
Total recognized in other comprehensive income	$10,929	$8,230	$6,457
Total recognized in net periodic pension benefit cost and other comprehensive income	$15,247	$11,061	$8,821

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	October 1, 2016	October 3, 2015
Discount rate	3.30%	4.05%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	October 1, 2016	October 3, 2015
Discount rate	4.05%	4.10%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated, the measurement date, are as follows:

	October 1, 2016	October 3, 2015
Equity securities	59%	76%
Debt securities	41%	24%
	100%	100%

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

The Company expects to contribute approximately $5.5 million to its Defined Benefit Plan in fiscal year 2017. The following benefit payments are expected to be paid to the Company’s pension plan participants in the fiscal years indicated:

(in thousands of dollars)	Expected Payments
2017	$7,209
2018	7,419
2019	7,572
2020	7,675
2021	7,875
2022 - 2026	42,362
Total expected future benefit payments	$80,112

Defined Contribution Plans

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During the fiscal years ended 2016, 2015 and 2014, the Company offered a 50% match on the first 6% of the employee’s contributions. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $1.7 million, $1.7 million and $1.3 million for the fiscal years ended 2016, 2015 and 2014, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s balance sheet under accrued expenses. Total expense related to this plan recorded for the fiscal years ended 2016, 2015, and 2014, was $12.3 million, $10.0 million, and $9.6 million, respectively.

Employee Compensation Plans

The Management Incentive Plan (the “MIP”) compensates certain key salaried management employees and is based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance as well as a net debt metric. MIP bonus liabilities of $5.6 million and $4.7 million are included in accrued expenses on the Consolidated Balance Sheets at October 1, 2016 and October 3, 2015, respectively.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin Minibus entered into a venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. ("Micro Bird"), and accounts for Micro Bird under the equity method of accounting as the Company does not have control based on the shared powers of both venture partners to direct the activities that most significantly impact Micro Bird’s financial performance. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings and losses and any dividends received. At October 1, 2016 and October 3, 2015, the Company had an investment of $12.9 million and $12.5 million, respectively. In the third quarter of fiscal 2016, Micro Bird paid a dividend to all common stockholders and the Company received $2.3 million as a result of this distribution, which was net of required withholding taxes. The dividend reduced the carrying value of our investment and is presented as a cash inflow in the operating section of our Consolidated Statements of Cash Flows.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $2.9 million, $2.6 million and $1.2 million in equity in net income of non-consolidated affiliate for the fiscal years ending 2016, 2015 and 2014, respectively.

Micro Bird's summarized balance sheet information at its September 30th year end is as follows:

	Balance Sheet
(in thousands of dollars)	2016	2015
Current assets	$19,989	$18,239
Non-current assets	2,764	9,412
Total assets	22,753	27,651
Current liabilities	11,542	9,248
Non-current liabilities	234	233
Total liabilities	11,776	9,481
Net assets	$10,977	$18,170

Micro Bird's summarized financial results for its three fiscal years ended September 30th are as follows:

	Income Statement
(in thousands of dollars)	2016	2015	2014
Revenues	$108,767	$109,777	$77,632
Gross profit	14,724	13,278	9,044
Operating income	8,125	8,003	4,373
Net income	5,788	5,760	2,440

18. Foreign Exchange Contracts

During the second quarter of fiscal 2016, we entered into a foreign exchange swap as an economic hedge of anticipated cash flows denominated in Canadian Dollars. The contract was entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. The notional amount of the swap entered into was $10.8 million, and it matures on January 31, 2017. The foreign exchange contract qualifies for hedge accounting and has been designated as a cash flow hedge with the effective portion of the gain or loss on the derivative instrument recorded in other comprehensive income (loss) until the underlying transactions occur, at which time the gain or loss on the derivative is recorded in current period earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The fair value of the foreign exchange contract is based on the forward contract rate, which classifies as a Level 2 fair value measurement. At October 1, 2016, the fair value of the foreign exchange contract was $(0.2) million and included in "other current liabilities" on the Consolidated Balance Sheet.

The table below presents the effect of the Company's cash flow hedge for the fiscal period presented (dollars in thousands):

Foreign Exchange Contract	Location	2016
Amount of loss recognized in income on derivatives (effective portion)	OCI	$(236)
Amount of loss reclassified from AOCI into income (effective portion)	Net sales	440
Amount of gain reclassified from AOCI into income to offset foreign currency translation loss of receivable (effective portion)	Other expense	(224)
Total amount recognized in other comprehensive loss		$(20)

If realized, all amounts in accumulated other comprehensive income (loss) will be reclassified into earnings during the next 12 months.

19. Subsequent Events

On December 12, 2016 (the "Closing Date"), the Company and certain of its subsidiaries and affiliates entered into a credit agreement (hereinafter the “New Credit Agreement”), by and among (i) Blue Bird Body Company, as the borrower (the “Borrower”) and (ii) the Company, SBH, Peach County Holdings, Inc. (“Peach”) and Blue Bird Global Corporation (formerly, Blue Bird Corporation) (collectively with the Company, SBH and Peach, the “Parents”), as guarantors, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent. The credit facility provided for under the New Credit Agreement consists of a term loan facility in an aggregate initial principal amount of $160.0 million (the “New Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million, which revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “New Revolving Credit Facility,” and together with the New Term Loan Facility, each a “New Credit Facility” and collectively, the “New Credit Facilities”). The borrowings under the New Term Loan Facility, which were made at the initial closing, may not be re-borrowed once they are repaid. The borrowings under the New Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the loans under the New Credit Facilities that were borrowed on the Closing Date were used to finance in part, together with available cash on hand, (i) the repayment of certain existing indebtedness of the Company and its subsidiaries on the Closing Date and (ii) transaction costs associated with the consummation of the New Credit Facilities.

The New Term Loan Facility and the New Revolving Credit Facility each mature on December 12, 2021, which is the fifth anniversary of the effective date of the New Credit Agreement. The interest rate on the New Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR (floor of 1 point) plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, which may elect either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

At December 12, 2016, the actual Total Net Leverage Ratio was 1.7:1.00.

With the New Credit Agreement, the Company expects to extinguish the current and long-term debt on the Consolidated Balance Sheets and recognize a loss on extinguishment of $10.1 million in net income for unamortized deferred financing costs currently recorded as a reduction of the debt and in other assets on the Consolidated Balance Sheets.

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through the date the consolidated financial statements were issued.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Certifying Accountant

Fiscal 2015

On February 28, 2015, the Company’s Audit Committee of the Board of Directors confirmed, recommended and approved the dismissal of KPMG LLP (“KPMG”) as Hennessy Capital’s independent registered public accounting firm. For the year ended December 31, 2014, KPMG’s audit report on Hennessy Capital’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. However, such report was modified as to uncertainty regarding a substantial doubt about Hennessy Capital’s ability to continue as a going concern given Hennessy Capital’s negative working capital at December 31, 2014, and other matters. During the year ended December 31, 2014 and the subsequent period through the date of KPMG’s dismissal, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Hennessy Capital and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference in connection with KPMG’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K. We have given permission to KPMG to respond fully to the inquiries of the successor auditor. We furnished a copy of this disclosure to KPMG and requested that KPMG furnish us with a letter addressed to the SEC stating whether such firm agrees with the above statements. The letter from KPMG, dated March 5, 2015, was filed as Exhibit 16.1 to the Current Report on Form 8-K/A, filed by the Company on March 6, 2015.

On February 28, 2015, the Company’s Audit Committee confirmed, recommended and approved the appointment of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending October 3, 2015.

During the two most recent fiscal years and through February 28, 2015, Hennessy Capital had not consulted with PwC regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the financial statements of Hennessy Capital, or (2) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

Fiscal 2016

Dismissal of Independent Registered Public Accounting Firm
On September 19, 2016, the Company’s Audit Committee of the Board of Directors made the determination to dismiss PwC as the Company’s independent registered public accounting firm. PwC was informed of the dismissal on September 20, 2016. PwC’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended October 3, 2015 and September 27, 2014, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended October 3, 2015 and September 27, 2014, and the subsequent interim period through September 19, 2016, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of any such disagreement in connection with its report for such years. During the Company’s two most recent fiscal years ended October 3, 2015 and September 27, 2014, and the subsequent interim period through September 19, 2016, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except as follows. As previously disclosed in our Definitive Proxy Statement filed with the SEC on January 20, 2015 and periodic reports filed through our third quarter ended July 4, 2015, controls over the preparation and review of the financial statements and disclosures, including interim financial information, were not performed within a time frame and at a level of precision to prevent or detect a material misstatement. Specifically, the Company’s financial reporting resources did not have the appropriate capacity, level of accounting knowledge, and experience commensurate with the Company’s financial requirements. Also, as previously disclosed in this same time frame, management identified a control deficiency within our information technology controls related to user access as certain users had access not commensurate with their roles.

In Part I, Item 4 of the Company's Form 10-Q for the period ended July 2, 2016 filed on August 16, 2016, we disclosed the existence of material weaknesses as of July 2, 2016 that were also present as of our previous fiscal year ended October 3, 2015. Specifically, we did not maintain effective internal control that restricts access to key financial systems and records to appropriate users and ensures that appropriate segregation of duties is maintained. These material weaknesses are reportable events within the meaning of Item 304(a)(1)(v)(A) of Regulation S-K. The Audit Committee discussed each reportable event with PwC, and PwC is authorized to respond fully to the inquiries of the successor accountant (reported below) concerning the reportable events.

The Company provided PwC with a copy of its Current Report on Form 8-K prior to its filing with the SEC and requested that PwC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of PwC’s letter, dated September 23, 2016, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on September 23, 2016.

Engagement of New Independent Registered Public Accounting Firm
On September 19, 2016, the Audit Committee of the Company’s Board of Directors approved the appointment of BDO USA, LLP (“BDO”) to serve as the Company’s independent registered public accounting firm to audit the Company's consolidated financial statements for the fiscal year ending October 1, 2016. On September 23, 2016, the Company formally engaged BDO.

During the fiscal years ended October 3, 2015 and September 27, 2014 and the subsequent interim period through September 19, 2016, the Company did not consult with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of October 1, 2016, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of October 1, 2016.

Remediation of Material Weaknesses

During the fourth quarter of our fiscal year ended October 1, 2016, we implemented internal control procedures to address previously identified material weaknesses related to (1) restricting access to key financial systems and records to appropriate users and (2) the maintenance of appropriate segregation of duties. In connection with the identification of material weaknesses in our internal control over financial reporting, we evaluated, designed and implemented controls and procedures to address these weaknesses. These measures included detailed management reviews of user access within key financial systems and the elimination of any inappropriate access identified, including the removal of segregation of duties conflicts within our key financial systems. Further, we improved general controls within our information technology systems to better align user roles and access management protocols. During the fourth quarter of our fiscal year ended October 1, 2016, we completed our assessment of the operating effectiveness of these controls. After completing our assessment of the design and operating effectiveness of these new controls and procedures, we concluded that we have remediated the previously identified material weaknesses as of October 1, 2016.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held in March 2017. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

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

(a) Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 1, 2016 and October 3, 2015

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014

Consolidated Statements of Changes in Stockholders' Deficit for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014

Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules:

Financial Statement Schedule II - Valuation and Qualifying Accounts is included in this Annual Report on page 89.
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

4.6
First Amendment to Credit Agreement, dated as of September 28, 2015, by and among Blue Bird Body Company, as borrower, School Bus Holdings Inc., certain other subsidiaries of School Bus Holdings Inc., the joint book runners and joint lead arrangers parties thereto, the co-syndication agents parties thereto and Societe Generale, as administrative agent (incorporated by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K for the year ended October 3, 2015 filed by the registrant on December 15, 2015).

4.7
Second Amendment to Credit Agreement, dated as of June 6, 2016, by and among Blue Bird Corporation, Blue Bird Body Company, the joint book runners and joint lead arrangers parties thereto, and Société Générale, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 8, 2016).

10.1
Registration Rights Agreement between the registrant and certain security holders entered into in connection with the registrant’s initial public offering (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2014).

10.2††	Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) (incorporated by reference to Annex D to the registrant’s definitive Proxy Statement, as filed on January 20, 2015).

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

10.8††	Phantom Equity Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015 at 11:39:34 a.m.).

10.9††	Amendment No. 1 to Phantom Equity Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.10††
Form of grant agreement for incentive stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.11††
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

10.14
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

10.15
Director Removal Letter Agreement, dated as of February 18, 2015, by and between The Traxis Group B.V. and the investors named therein (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on February 19, 2015).

10.16
Founder Share Cancellation Agreement, dated as of February 10, 2015, by and among Hennessy Capital Acquisition Corp., Hennessy Capital Partners I LLC and The Traxis Group B.V. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on February 11, 2015).

10.17
Form of indemnity agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.18††
Employment Agreement, dated as of April 1, 2011, between School Bus Holdings Inc. and Philip Horlock (incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.19††
First Amendment to Employment Agreement dated as of April 1, 2011 between School Bus Holdings Inc. and Philip Horlock made as of June 1, 2012 (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.20††
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

10.26
Purchase and Sale Agreement dated May 26, 2016 by and among The Traxis Group G.V., Blue Bird Corporation, and ASP BB Holdings LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2016).

10.27
Letter Agreement dated May 26, 2016 among American Securities LLC, ASP BB Holdings LLC and Blue Bird Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2016).

14.1	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

21.1*	Subsidiaries of the registrant.

23.1*	Consent of BDO USA, LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands of dollars)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
September 27, 2014	$81	$(9)	$(1)	$71
October 3, 2015	71	34	—	105
October 1, 2016	105	(5)	—	100

(in thousands of dollars)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/ (Income)	Charges utilized/Write offs	Ending Balance
September 27, 2014	$6,324	$—	$(5,652)	$672
October 3, 2015	672	—	(1)	671
October 1, 2016	671	(86)	(27)	558

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2016                    By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Phil Horlock	President, Chief Executive Officer and Director
Phil Horlock	(Principal Executive Officer)	December 15, 2016

/s/ Phil Tighe	Chief Financial Officer
Phil Tighe	(Principal Financial and Accounting Officer)	December 15, 2016

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 15, 2016

/s/ Chan Galbato
Chan Galbato	Director	December 15, 2016

/s/ Adam Gray
Adam Gray	Director	December 15, 2016

/s/ Daniel J. Hennessy
Daniel J. Hennessy	Director	December 15, 2016

/s/ Kevin Penn
Kevin Penn	Director	December 15, 2016

/s/ Michael Sand
Michael Sand	Director	December 15, 2016

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 15, 2016