Form 10-Q
period 2016-12-31
Blue Bird Corp
filed 2017-02-09
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes No X

As of February 7, 2017, there were issued and outstanding 23,030,028 shares of the registrant’s common stock, $0.0001 par value.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Form 10-K , filed with the SEC on December 15, 2016. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except for share data)	December 31, 2016	October 1, 2016
Assets
Current assets
Cash and cash equivalents	$12,999	$52,309
Accounts receivable, net	18,952	20,315
Inventories	71,865	53,806
Other current assets	6,327	6,104
Total current assets	$110,143	$132,534
Property, plant and equipment, net	33,000	33,466
Goodwill	18,825	18,825
Intangible assets, net	59,024	59,491
Equity investment in affiliate	13,693	12,944
Deferred tax asset	22,308	19,080
Other assets	833	1,526
Total assets	$257,826	$277,866
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$67,949	$80,646
Warranty	7,327	7,972
Accrued expenses	17,232	20,455
Deferred warranty income	5,653	5,666
Other current liabilities	4,217	4,032
Current portion of senior term debt	8,000	11,750
Total current liabilities	$110,378	$130,521
Long-term liabilities
Long-term debt	$148,720	$140,366
Warranty	10,991	11,472
Deferred warranty income	10,156	10,521
Other liabilities	15,759	15,592
Pension	54,940	56,368
Total long-term liabilities	$240,566	$234,319
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 issued with liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,813,578 and 22,518,058 issued and outstanding at December 31, 2016 and October 1, 2016, respectively	2	2
Additional paid-in capital	51,995	50,771
Accumulated deficit	(137,379)	(128,856)
Accumulated other comprehensive loss	(57,736)	(58,891)
Total stockholders' deficit	$(93,118)	$(86,974)
Total liabilities and stockholders' deficit	$257,826	$277,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands except for share data)	December 31, 2016	January 2, 2016
Net sales	$136,660	$131,333
Cost of goods sold	118,462	112,580
Gross profit	$18,198	$18,753
Operating expenses
Selling, general and administrative expenses	18,192	17,079
Operating profit	$6	$1,674
Interest expense	(2,688)	(4,243)
Interest income	7	22
Other income, net	—	16
Loss on debt extinguishment	(10,142)	—
Loss before income taxes	$(12,817)	$(2,531)
Income tax benefit (expense)	3,626	(209)
Equity in net income of non-consolidated affiliate	749	421
Net loss from continuing operations	$(8,442)	$(2,319)
Loss from discontinued operations, net of tax	(81)	(18)
Net loss	$(8,523)	$(2,337)
Defined benefit pension plan, net of tax expense of $567 and $419, respectively	1,006	778
Cash flow hedge gain, net of tax expense of $80 and $0, respectively	149	—
Comprehensive loss	$(7,368)	$(1,559)
Net loss (from above)	$(8,523)	$(2,337)
Less: preferred stock dividends	953	998
Net loss available to common stockholders	$(9,476)	$(3,335)

Earnings per share:
Basic weighted average shares outstanding	22,596,314	20,897,789
Basic earnings (loss) per share	$(0.42)	$(0.16)
Diluted weighted average shares outstanding	22,596,314	20,897,789
Diluted earnings (loss) per share	$(0.42)	$(0.16)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Cash flows from operating activities
Net loss	$(8,523)	$(2,337)
Loss from discontinued operations, net of tax	81	18
Adjustments to reconcile net loss to net cash used in continuing operations
Depreciation and amortization	2,023	1,994
Amortization of debt costs	514	719
Share-based compensation	—	1,138
Equity in net income of affiliate	(749)	(421)
Deferred taxes	(3,875)	(88)
Provision for bad debt	—	(5)
Amortization of deferred actuarial pension losses	1,573	1,197
Loss on debt extinguishment	10,142	—
Changes in assets and liabilities:
Accounts receivable	1,363	1,345
Inventories	(18,059)	(22,308)
Other assets	(23)	(392)
Accounts payable	(10,831)	(12,322)
Accrued expenses, pension and other liabilities	(5,715)	(10,086)
Total adjustments	$(23,637)	$(39,229)
Net cash used in continuing operations	$(32,079)	$(41,548)
Net cash used in discontinued operations	(127)	(18)
Total cash used in operating activities	$(32,206)	$(41,566)
Cash flows from investing activities
Cash paid for fixed assets	(2,956)	(1,671)
Total cash used in investing activities	$(2,956)	$(1,671)
Cash flows from financing activities
Net borrowings under the senior credit facility	$—	$10,000
Repayments under the former senior term loan	(161,500)	(2,938)
Borrowings under new term loan	156,887	—
Cash paid for capital leases	(42)	(54)
Cash paid for debt issuance costs	(210)	—
Cash paid to extinguish debt	(507)	—
Payment of dividend on preferred stock	(953)	—
Cash paid for employee taxes on stock option exercises	(613)	—
Proceeds from exercises of warrants	2,790	—
Total cash (used in) provided by financing activities	$(4,148)	$7,008
Change in cash and cash equivalents	(39,310)	(36,229)
Cash and cash equivalents, beginning of period	52,309	52,861
Cash and cash equivalents, end of period	$12,999	$16,632
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	1,866	3,462
Income tax paid, net of tax refunds	503	218
Non-cash Investing and Financing activities
Change in accounts payable for capital additions to property, plant and equipment	(1,866)	618
Common stock dividend on Series A preferred stock (market value of common shares)	—	998
Cashless exercise of stock options	2,900	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase Agreement”), by and among Traxis, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Traxis agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), of the Company owned by Traxis (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. There were no proceeds to the Company from this transaction. The sale of Transaction Shares triggered a phantom equity compensation payment. This payment was primarily funded by Traxis and not by the Company.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2017, there are a total of 52 weeks. For fiscal years 2017 and 2016, the first quarters both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of October 1, 2016 was derived from the Company’s audited financial statements but do not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended October 1, 2016 as set forth in the Company's 2016 Form 10-K filed on December 15, 2016.

The Business Combination was accounted for as a reverse acquisition, since immediately following completion of the transaction, the sole stockholder of SBH immediately prior to the Business Combination maintained effective control of Blue Bird Corporation, the post-combination company.  For accounting purposes, SBH is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of SBH (i.e., a capital transaction involving the issuance of stock and payment of cash by HCAC for the stock of SBH). Accordingly, the consolidated assets, liabilities and results of operations of SBH are the historical financial statements of Blue Bird Corporation, and HCAC assets, liabilities and results of operations are consolidated with SBH beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded in this transaction.  We have effected this treatment through opening stockholders' deficit by adjusting the number of our common shares outstanding.  Other than transaction costs paid and a contribution from our majority stockholder for payment of management incentive compensation related to the transaction, the transaction was primarily non-cash and involved exchanges of consideration and equity between our majority stockholder and HCAC and its related entities.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 31, 2016.

Recently Adopted Accounting Standards

ASU 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. The standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company elected to early adopt this standard on a retrospective basis in the first quarter of fiscal 2017, and reclassified $7.6 million of current deferred tax assets to long-term deferred tax assets, resulting in a total of $19.1 million of long-term deferred tax assets at October 1, 2016, compared to the prior presentation of $11.5 million. All future deferred tax assets and liabilities will be recorded as long-term.

Recently Issued Accounting Standards

We believe that no new accounting guidance was issued during the three months ended December 31, 2016 that is relevant to our financial statements.

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

(in thousands of dollars)	December 31, 2016	October 1, 2016
Raw materials	$50,887	$40,940
Work in process	18,129	10,011
Finished goods	2,849	2,855
Total inventory	$71,865	$53,806

Product Warranties

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time the unit is sold. The methodology to determine warranty reserve calculates average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides for accuracy in addressing reserve requirements. Actual claims incurred could differ from the original estimates, requiring future adjustments.

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations and Comprehensive Loss. The methodology to determine the short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Balance at beginning of period	$19,444	$17,661
Add current period accruals	1,453	1,385
Current period reductions of accrual	(2,579)	(2,463)
Balance at end of period	$18,318	$16,583
The following table reflects activity in deferred warranty income (current and long-term portion combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Balance at beginning of period	$16,187	$14,145
Add current period deferred income	1,129	1,186
Current period recognition of income	(1,507)	(1,249)
Balance at end of period	$15,809	$14,082

Self-Insurance

The following table reflects total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 31, 2016	October 1, 2016
Current portion	$3,723	$3,679
Long-term portion	2,776	2,786
Total accrued self-insurance	$6,499	$6,465

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the balance sheet.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $3.3 million and $2.5 million for the three months ended December 31, 2016 and January 2, 2016, respectively. The related cost of goods sold was $2.8 million and $2.0 million for the three months ended December 31, 2016 and January 2, 2016, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Interest cost	$1,266	$1,411
Expected return on plan assets	(1,590)	(1,528)
Amortization of prior loss	1,573	1,197
Net periodic benefit cost	$1,249	$1,080
Amortization of prior loss, recognized in other comprehensive income	1,573	1,197
Total recognized in net periodic pension benefit cost and other comprehensive income	$(324)	$(117)

Warrants

At December 31, 2016, there were a total of 8,959,734 warrants outstanding to purchase 4,479,867 shares of our Common Stock.

4. Debt

On December 12, 2016, Blue Bird Body Company, a wholly-owned subsidiary of the Company, executed a $235.0 million five-year credit agreement provided by Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as Co-Syndication Agent, together with other lenders (the "Credit Agreement").

The credit facility provided for under the Credit Agreement consists of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility includes a $15.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). As a result of the Credit Agreement, we incurred $3.3 million of debt discount and issuance costs, which have been recorded as contra-debt and and will be amortized over the life of the Credit Agreement using the effective interest method. Proceeds from the Term Loan Facility were used to fully extinguish our previous credit agreement with Societe Generale. In connection with the extinguishment, we recorded a $10.1 million loss, which was the difference in the reacquisition price of the extinguished debt and the net carrying value at extinguishment. The loss includes the write-off of unamortized deferred financing costs recorded as a reduction of the prior debt, unamortized issuance costs associated with the previous revolving credit facility recorded in other assets, as well as interest and legal fees incurred to extinguish the prior debt.

The interest rate on the Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR (floor of 1 point) plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	December 31, 2016	October 1, 2016
2021 term loan, net of deferred financing costs of $3,280	$156,720	$—
2020 term loan, net of deferred financing costs of $9,384	—	152,116
Less: Current portion of long-term debt	8,000	11,750
Long-term debt, net of current portion	$148,720	$140,366

Term loans are recognized on the Company’s balance sheet at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 31, 2016 and October 1, 2016, $160.0 million and $161.5 million, respectively, were outstanding on the term loans.

At December 31, 2016 and October 1, 2016, the stated interest rates on the term loans were 3.0% and 6.5%, respectively. At December 31, 2016 and October 1, 2016, the weighted-average annual effective interest rates for the term loans were 7.3% and 8.3%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at December 31, 2016; however, since there were $5.3 million of Letters of Credit outstanding on December 31, 2016, the Company would have been able to borrow $69.7 million on the revolving line of credit. An additional $5.1 million of letters of credit issued by Societe Generale were outstanding at December 31, 2016. The Company is actively working to have those letters of credit released.

Interest expense on all indebtedness was $2.7 million and $4.2 million for the three months ended December 31, 2016 and January 2, 2016, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2017	$8,000
2018	8,000
2019	8,000
2020	12,000
2021	124,000
Total remaining principal payments	$160,000

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

The effective tax rate for the three month period ended December 31, 2016 was 28.3%, which differed from the statutory federal income tax rate of 35% due mainly to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits. This benefit was partially offset by discrete items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the three month period ended January 2, 2016 was (8.3)% and differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from period operating losses in that period and recording the impact of new tax legislation, which were partially offset by discrete items including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions.

6. Guarantees, Commitments and Contingencies

Litigation

At December 31, 2016, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Bus	$122,406	$118,479
Parts	14,254	12,854
Segment net sales	$136,660	$131,333

Gross profit

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Bus	$13,162	$13,746
Parts	5,036	5,007
Segment gross profit	$18,198	$18,753

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Segment gross profit	$18,198	$18,753
Adjustments:
Selling, general and administrative expenses	(18,192)	(17,079)
Interest expense	(2,688)	(4,243)
Interest income	7	22
Other income, net	—	16
Loss on debt extinguishment	(10,142)	—
Loss before income taxes	$(12,817)	$(2,531)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
United States	$129,746	$126,802
Canada	4,865	3,088
Rest of world	2,049	1,443
Total net sales	$136,660	$131,333

8. Foreign Exchange Contracts

The Company enters into foreign exchange swaps as economic hedges of anticipated cash flows denominated in Canadian Dollars. The contracts are entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. At December 31, 2016, the Company had three foreign exchange swap contracts with an aggregate notional amount of $22.4 million USD. The foreign exchange contracts qualify for hedge accounting and have been designated as cash flow hedges with the effective portion of the gain or loss on the derivative instruments recorded in other comprehensive income until the underlying transactions occur. Once the anticipated transactions occur, the gain or loss on the swaps is recorded in current period earnings on the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the foreign exchange contracts is based on the forward contract rates, which classifies as a Level 2 fair value measurement. At December 31, 2016, the fair value of all foreign exchange contracts was $0.2 million and is included in "other current assets" on the Consolidated Balance Sheet.

The table below presents the effect of the Company's cash flow hedges for the period presented:

(in thousands of dollars)		Three Months Ended
Foreign Exchange Contract	Location	December 31, 2016
Amount of gain recognized in income on derivatives (effective portion)	OCI	$464
Amount of gain reclassified from AOCI into income to offset foreign currency translation loss on receivable (effective portion)	Other expense	(235)
Total amount recognized in other comprehensive income		$229

If realized, all amounts in accumulated other comprehensive income will be reclassified into earnings during the next 12 months.

9. Earnings Per Share

We incurred a net loss for the three months ended December 31, 2016 and January 2, 2016. As a result, basic and diluted shares outstanding are equal to each other for those periods due to the exclusion of potentially dilutive shares from the calculation of earnings per share as the effect would be anti-dilutive. For the three months ended December 31, 2016 and January 2, 2016, potentially dilutive shares excluded from the calculation were 5,779,368 and 4,328,729, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three months ended December 31, 2016 and January 2, 2016 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 1, 2016 as “fiscal 2016”. We refer to the quarter ended December 31, 2016 as the “first quarter of fiscal 2017” and we refer to the quarter ended January 2, 2016 as the “first quarter of fiscal 2016”. There were 13 weeks in the first quarters of both fiscal 2017 and fiscal 2016.

Introductory Note

On February 24, 2015, the Company consummated a business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and, solely for purposes of Section 10.01(a) thereof, Hennessy Capital Partners I LLC (the “HCAC Sponsor”), as amended on February 10, 2015 and February 18, 2015 (as so amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100.0 million and 12,000,000 shares of the Company's Common Stock valued at $120.0 million.

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation shall be referred to as “Blue Bird” or the “Company,” and includes its consolidated subsidiaries.

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase and Sale Agreement”), by and among Seller, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Seller agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of Common Stock of the Company owned by Seller (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase and Sale Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. There were no proceeds to the Company from this transaction. The sale of Transaction Shares triggered a phantom equity compensation payment which was primarily funded by Seller and not by the Company.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 31, 2016.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss are principally driven by the following factors:

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

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. In December 2016, we entered into a new $160.0 million first lien credit agreement and a new $75.0 million revolving credit agreement. Proceeds from the agreement were used to fully extinguish our prior debt obligations.

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

Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) as an indicator of our performance or as alternatives to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDA margin. Although we believe that Adjusted EBITDA and Adjusted EBITDA margin may enhance an evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing and other expenses, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA margin exclude certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results. Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. Our management compensates for these limitations by analyzing both our GAAP results and non-GAAP measures and using Adjusted EBITDA and Adjusted EBITDA margin as supplemental financial metrics for evaluation of our operating performance. See our Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows included elsewhere in this Report.

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

Consolidated Results of Operations for the Three Months Ended December 31, 2016 and January 2, 2016:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Net sales	$136,660	$131,333
Cost of goods sold	118,462	112,580
Gross profit	$18,198	$18,753
Operating expenses
Selling, general and administrative expenses	18,192	17,079
Operating profit	$6	$1,674
Interest expense	(2,688)	(4,243)
Interest income	7	22
Other income, net	—	16
Loss on debt extinguishment	(10,142)	—
Loss before income taxes	$(12,817)	$(2,531)
Income tax benefit (expense)	3,626	(209)
Equity in net income of non-consolidated affiliate	749	421
Net loss from continuing operations	$(8,442)	$(2,319)
Loss from discontinued operations, net of tax	(81)	(18)
Net loss	$(8,523)	$(2,337)
Other financial data:
Adjusted EBITDA	$2,604	$5,297
Adjusted EBITDA margin	1.9%	4.0%

The following provides the results of operations of Blue Bird’s two reportable segments:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Net Sales by Segment
Bus	$122,406	$118,479
Parts	14,254	12,854
Total	$136,660	$131,333

Gross Profit by Segment
Bus	$13,162	$13,746
Parts	5,036	5,007
Total	$18,198	$18,753

Net sales. Total net sales were $136.7 million for the first quarter of fiscal 2017, an increase of $5.3 million, or 4.1%, compared to $131.3 million for the first quarter of fiscal 2016, reflecting an increase in units booked, which were 1,493 units for the first quarter of fiscal 2017 compared to 1,408 units for the first quarter of fiscal 2016.

For the bus segment, the average net sales price per unit for the first quarter of fiscal 2017 was 2.6% lower than the price per unit for the first quarter of fiscal 2016. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales increased $1.4 million, or 10.9%, for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to an expansion of product offerings as well as first quarter incentive programs.

Cost of goods sold. Total cost of goods sold was $118.5 million for the first quarter of fiscal 2017, an increase of $5.9 million, or 5.2%, compared to $112.6 million for the first quarter of fiscal 2016, reflecting increased bus segment cost of goods sold totaling $4.5 million, or 4.3%, and increased parts segment cost of goods sold totaling $1.4 million, or 17.5%. As a percentage of net sales, total cost of goods sold increased from 85.7% to 86.7%.

For the bus segment, the average cost of goods sold per unit for the first quarter of fiscal 2017 was 1.6% lower compared to the average cost of goods sold per unit for the first quarter of fiscal 2016. This primarily reflects a change in product and customer mix.

The $1.4 million increase in parts segment cost of goods sold for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $0.0 million for the first quarter of fiscal 2017, a decrease of $1.7 million, or 99.6%, compared to an operating profit of $1.7 million for the first quarter of fiscal 2016. Profitability was negatively impacted by an increase of $1.1 million in selling, general and administrative expenses primarily due to product development costs and a decrease of $0.6 million in gross profit.

Interest expense. Interest expense was $2.7 million for the first quarter of fiscal 2017, a decrease of $1.6 million, or 36.6%, compared to $4.2 million for the first quarter of fiscal 2016. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Loss on debt extinguishment. The $10.1 million loss on debt extinguishment was the difference between the reacquisition price of our debt that was extinguished on December 12, 2016 (as reported in our December 15, 2016 Current Report on Form 8-K) and the net carrying value of the extinguished debt on our Consolidated Balance Sheet at the time of extinguishment. The loss was mainly attributed to unamortized deferred financing and issuance costs from the previous facility that were expensed in conjunction with the extinguishment.

Income taxes. Income tax benefit was $3.6 million for the first quarter of fiscal 2017, compared to income tax expense of $0.2 million for the first quarter of fiscal 2016. The $3.8 million increase is explained in the following paragraph.

The effective tax rate for the three month period ended December 31, 2016 was 28.3%, which differed from the statutory federal income tax rate of 35% due mainly to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits. This benefit was partially offset by discrete items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the three month period ended January 2, 2016 was (8.3)% and differed from the statutory federal income tax rate of 35%, primarily as a result of the benefit from operating losses in that period and recording the impact of new tax legislation, which were partially offset by discrete items including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $2.6 million, or 1.9% of net sales, for the first quarter of fiscal 2017, a decrease of $2.7 million, or 50.8%, compared to $5.3 million, or 4.0% of net sales, for the first quarter of fiscal 2016. The decrease in adjusted EBITDA is primarily the result of increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Net loss	$(8,523)	$(2,337)
Loss from discontinued operations, net of tax	(81)	(18)
Loss from continuing operations	$(8,442)	$(2,319)
Interest expense	2,688	4,243
Interest income	(7)	(22)
Income tax expense	(3,626)	209
Depreciation and amortization	2,023	1,994
Loss on debt extinguishment	10,142	—
Business combination expenses	(174)	54
Share-based compensation	—	1,138
Adjusted EBITDA	$2,604	$5,297
Adjusted EBITDA margin (percentage of net sales)	1.9%	4.0%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. At December 31, 2016, the Company had $13.0 million of available cash (net of outstanding checks) and $69.7 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On December 12, 2016 (the “Closing Date”), Blue Bird Body Company as the borrower (the "Borrower"), a wholly-owned subsidiary of the Company, executed a $235.0 million five-year credit agreement provided by Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as Co-Syndication Agent, together with other lenders (the "Credit Agreement").

The credit facility provided for under the Credit Agreement consists of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the Closing Date, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the loans under the Credit Facilities that were borrowed on the Closing Date were used to finance in part, together with available cash on hand, (i) the repayment of certain existing indebtedness of the Company and its subsidiaries and (ii) transaction costs associated with the consummation of the Credit Facilities.

The Term Loan Facility and the Revolving Credit Facility each mature on December 12, 2021, which is the fifth anniversary of the effective date of the Credit Agreement. The interest rate on the Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR (floor of 1 point) plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments on the last day of each fiscal quarter, in an amount equal to (i) $2.0 million per quarter beginning on the last day of the Company's second fiscal quarter in 2017 through the last day of the Company's first fiscal quarter in 2020, (ii) $3.0 million beginning on the last day of the second fiscal quarter of the Company in 2020 through the last day of the first fiscal quarter of the Company in 2021 and (iii) $4.0 million beginning on the last day of the second fiscal quarter of the Company in 2021 through the last day of the fourth fiscal quarter of the Company in 2021, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty or premium. Certain mandatory prepayments in respect of the outstanding loans or the term loans, as applicable, are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of the Company and its subsidiaries.

The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries including the Borrower, with certain exclusions as set forth in a Collateral Agreement entered into on the Closing Date.

Up to $75.0 million of additional term loans and/or revolving credit commitments may be incurred under the Credit Agreement (the “Incremental Facility”), subject to certain limitations as set forth in the Credit Agreement. The Incremental Facility is not a committed facility, and would require further commitments from the existing lenders or from new lenders.

There are customary events of default under the Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the Credit Agreement, (ii) insolvency of the Company or its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against the Company or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the Credit Agreement) or (vi) a change of control of the Company, in each case subject to limitations and exceptions as set forth in the Credit Agreement.

The Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, including, among other exceptions, (i) in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio on such date that is 0.25x less than the ratio required by the Credit Agreement at such date and the Company and its subsidiaries have less than $5.0 million in the aggregate of Unrestricted Cash (as defined in the Credit Agreement) plus remaining availability under the revolving commitments, (ii) in an amount that would not cause the Total Net Leverage Ratio to exceed 2.75 to 1.00, provided that there is not a continuing default and the Company and its subsidiaries have at least $5.0 million in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments, (iii) to make payments under the Certificate of Designations of the Company's outstanding preferred stock in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio that does not exceed 3.25 to 1.00 and the Company and its subsidiaries have at least $5.0 million in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments and (iv) in an amount not to exceed $15.0 million provided that there is not a continuing default.

The Company must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in this Report consisting of losses or gains on asset dispositions, and non-cash losses or gains on swap agreements) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. The Total Net Leverage Ratio requirements are as follows:

Period	Maximum Total Net Leverage Ratio
Closing Date through the third fiscal quarter of the 2017 fiscal year	4.00:1.00
Fourth fiscal quarter of the 2017 fiscal year through the first fiscal quarter of the 2019 fiscal year	3.75:1.00
Second fiscal quarter of the 2019 fiscal year and thereafter	3.50:1.00

At December 31, 2016, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

Seasonality and Working Capital

We use a non-GAAP measure called “net operating working capital (NOWC)”, which we define as the sum of trade accounts receivable and inventories less trade accounts payable. This is one measure of assessing the financial performance of the Company, and this may differ from the definition used by other companies. The components that are used to calculate NOWC are taken directly from the Condensed Consolidated Balance Sheets (Unaudited). We believe that NOWC information is useful for investors because it measures our short-term working capital position, which may vary from period to period. This non-GAAP measure should not be considered a substitute for, or superior to, other measures of liquidity or working capital under GAAP. NOWC at the dates indicated was:

(in thousands of dollars)	December 31, 2016	October 1, 2016
Accounts receivable, net	$18,952	$20,315
Inventories	71,865	53,806
Accounts payable	(67,949)	(80,646)
NOWC	$22,868	$(6,525)

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

We pay our main suppliers based on credit terms that generally range from 30 to 90 days. We did not experience any significant bad debts on accounts receivable during the first three months of fiscal 2017 or 2016, which we believe is the result of disciplined credit and collection policies and our strong customer base. With the exception of direct major fleet sales, sales to the General Services Administration and parts sales, buses are typically held in inventory until payment is received from the customer.

Inventory increased by $18.1 million from October 1, 2016 to December 31, 2016 due to an $8.1 million increase in work in process inventory and a $9.9 million increase in raw materials inventory. The overall increase in inventory reflects the seasonal nature of the business as the Company ramps up production for the summer months.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Cash and cash equivalents at beginning of period	$52,309	$52,861
Total cash used in operating activities	(32,206)	(41,566)
Total cash used in investing activities	(2,956)	(1,671)
Total cash (used in) provided by financing activities	(4,148)	7,008
Change in cash and cash equivalents	$(39,310)	$(36,229)
Cash and cash equivalents at end of period	$12,999	$16,632
Depreciation and amortization	$2,023	$1,994
Capital expenditures	2,956	1,671

Total cash used in operating activities

Cash flows used in operating activities totaled $32.2 million for the three months ended December 31, 2016, as compared with $41.6 million of cash flows used in operating activities for the three months ended January 2, 2016. The $9.4 million decrease was primarily attributed to $5.8 million of improvements in working capital changes, mainly driven by inventory of $4.2 million, accounts receivable of $1.5 million and other accrued expenses of $3.6 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $3.0 million for the three months ended December 31, 2016, as compared with $1.7 million of cash flows used in investing activities for the three months ended January 2, 2016. The $1.3 million increase was cash paid for fixed assets.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $4.1 million for the three months ended December 31, 2016, as compared with $7.0 million of cash provided by financing activities during the three months ended January 2, 2016. The $11.2 million increase in cash used was attributed to a decrease of $10.0 million in net borrowings under the senior credit facility, $2.4 million in cash paid for debt extinguishment and change in principal payments from the prior year, $1.0 million paid in dividends on preferred stock, and $0.6 million in cash paid for employee taxes on stock option exercises. The increase in cash used was partially offset by an increase of $2.8 million in cash received for warrant exercises.

Depreciation and amortization

Depreciation and amortization totaled $2.0 million and $2.0 million for the three months ended December 31, 2016 and January 2, 2016, respectively.

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

	Three Months Ended
(in thousands of dollars)	December 31, 2016	January 2, 2016
Net cash used in continuing operations	$(32,079)	$(41,548)
Cash paid for fixed assets	(2,956)	(1,671)
Free cash flow	$(35,035)	$(43,219)

Free cash flow for the three months ended December 31, 2016 was $8.2 million higher than the three months ended January 2, 2016 primarily due to $5.8 million of improvements in working capital changes driven by inventory of $4.2 million, accounts receivable of $1.5 million and other accrued expenses of $3.6 million, partially offset by an increase in cash paid for fixed assets from the prior year period totaling $1.3 million.

Off-Balance Sheet Arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $10.4 million at December 31, 2016, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At December 31, 2016, there were 4.5 million shares of common stock issuable upon exercise of outstanding warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the disclosures about our interest rate risk or commodity risk market risk factors previously disclosed in Part II, Item 7A of the Company’s 2016 Form 10-K.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2016 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2016 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of the Company.

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

4.3
Credit Agreement dated as of December 12, 2016 by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries and affiliates and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent, and the other lenders party thereto, together with certain exhibits (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed by the registrant with the SEC on December 15, 2016).

10.1	Reference is hereby made to Exhibit 4.3 above.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Blue Bird Corporation

Dated:	February 9, 2017	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	February 9, 2017	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer