Form 10-Q
period 2017-04-01
Blue Bird Corp
filed 2017-05-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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
Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of May 8, 2017, there were issued and outstanding 23,701,274 shares of the registrant’s common stock, $0.0001 par value.

BLUE BIRD CORPORATION
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and development results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except for share data)	April 1, 2017	October 1, 2016
Assets
Current assets
Cash and cash equivalents	$38,432	$52,309
Accounts receivable, net	6,871	20,315
Inventories	110,424	53,806
Other current assets	7,315	6,104
Total current assets	$163,042	$132,534
Property, plant and equipment, net	33,351	33,466
Goodwill	18,825	18,825
Intangible assets, net	58,486	59,491
Equity investment in affiliate	13,905	12,944
Deferred tax asset	20,858	19,080
Other assets	861	1,526
Total assets	$309,328	$277,866
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$109,429	$80,646
Warranty	7,445	7,972
Accrued expenses	19,471	20,455
Deferred warranty income	5,904	5,666
Other current liabilities	3,873	4,032
Current portion of senior term debt	8,000	11,750
Total current liabilities	$154,122	$130,521
Long-term liabilities
Long-term debt	$146,858	$140,366
Warranty	11,167	11,472
Deferred warranty income	10,750	10,521
Other liabilities	15,199	15,592
Pension	53,425	56,368
Total long-term liabilities	$237,399	$234,319
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 issued with liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,552,859 and 22,518,058 issued and outstanding at April 1, 2017 and October 1, 2016, respectively	2	2
Additional paid-in capital	59,212	50,771
Accumulated deficit	(134,631)	(128,856)
Accumulated other comprehensive loss	(56,776)	(58,891)
Total stockholders' deficit	$(82,193)	$(86,974)
Total liabilities and stockholders' deficit	$309,328	$277,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except for share data)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$208,651	$191,208	$345,311	$322,541
Cost of goods sold	184,002	166,094	302,464	278,674
Gross profit	$24,649	$25,114	$42,847	$43,867
Operating expenses
Selling, general and administrative expenses	19,259	18,745	37,451	35,824
Operating profit	$5,390	$6,369	$5,396	$8,043
Interest expense	(1,715)	(4,453)	(4,403)	(8,696)
Interest income	6	89	13	111
Other income, net	24	—	24	16
Loss on debt extinguishment	—	—	(10,142)	—
Income (loss) before income taxes	$3,705	$2,005	$(9,112)	$(526)
Income tax (expense) benefit	(1,130)	(973)	2,496	(1,182)
Equity in net income of non-consolidated affiliate	212	377	961	798
Net income (loss) from continuing operations	$2,787	$1,409	$(5,655)	$(910)
Loss from discontinued operations, net of tax	(39)	(15)	(120)	(33)
Net income (loss)	$2,748	$1,394	$(5,775)	$(943)
Defined benefit pension plan, net of tax expense of $565, $419, $1,132, and $838, respectively	1,007	778	2,013	1,556
Cash flow hedge (loss) gain, net of tax (benefit) expense of ($26), ($116), $54, and ($116), respectively	(47)	(216)	102	(216)
Comprehensive income (loss)	$3,708	$1,956	$(3,660)	$397

Earnings per share:
Net income (loss) (from above)	$2,748	$1,394	$(5,775)	$(943)
Less: preferred stock dividends	1,017	953	1,970	1,951
Net income (loss) available to common stockholders	$1,731	$441	$(7,745)	$(2,894)

Basic weighted average shares outstanding	23,048,517	20,986,794	22,822,416	20,942,538
Diluted weighted average shares outstanding	24,590,905	21,011,129	22,822,416	20,942,538

Basic earnings (loss) per share, continuing operations	$0.08	$0.02	$(0.33)	$(0.14)
Basic earnings (loss) per share, discontinued operations	—	—	(0.01)	—
Basic earnings (loss) per share	$0.08	$0.02	$(0.34)	$(0.14)

Diluted earnings (loss) per share, continuing operations	$0.07	$0.02	$(0.33)	$(0.14)
Diluted earnings (loss) per share, discontinued operations	—	—	(0.01)	—
Diluted earnings (loss) per share	$0.07	$0.02	$(0.34)	$(0.14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Cash flows from operating activities
Net loss	$(5,775)	$(943)
Loss from discontinued operations, net of tax	120	33
Adjustments to reconcile net loss to net cash used in continuing operations
Depreciation and amortization	4,101	4,008
Amortization of debt costs	713	1,453
Share-based compensation	410	2,447
Equity in net income of affiliate	(961)	(798)
(Gain) loss on disposal of fixed assets	(46)	24
Deferred taxes	(2,964)	569
Provision for bad debt	—	(5)
Amortization of deferred actuarial pension losses	3,145	2,394
Loss on debt extinguishment	10,142	—
Changes in assets and liabilities:
Accounts receivable	13,444	7,684
Inventories	(56,618)	(43,678)
Other assets	(1,112)	(1,965)
Accounts payable	30,961	18,661
Accrued expenses, pension and other liabilities	(4,697)	(3,222)
Total adjustments	$(3,482)	$(12,428)
Net cash used in continuing operations	$(9,137)	$(13,338)
Net cash used in discontinued operations	(188)	(33)
Total cash used in operating activities	$(9,325)	$(13,371)
Cash flows from investing activities
Cash paid for fixed assets	(5,159)	(3,937)
Proceeds from sale of fixed assets	46	—
Total cash used in investing activities	$(5,113)	$(3,937)
Cash flows from financing activities
Repayments under the former senior term loan	$(161,500)	$(5,875)
Borrowings under the new term loan	156,887	—
Repayments under the new term loan	(2,000)	—
Cash paid for capital leases	(79)	(110)
Cash paid for debt issuance costs	(271)	—
Cash paid to extinguish debt	(507)	—
Payment of dividends on preferred stock	(1,970)	(953)
Cash paid for employee taxes on stock option exercises	(981)	—
Proceeds from exercises of warrants	10,982	—
Total cash provided by (used in) financing activities	$561	$(6,938)
Change in cash and cash equivalents	(13,877)	(24,246)
Cash and cash equivalents, beginning of period	52,309	52,861
Cash and cash equivalents, end of period	$38,432	$28,615
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	3,294	7,083
Income tax paid, net of tax refunds	1,233	795
Non-cash Investing and Financing activities
Change in accounts payable for capital additions to property, plant and equipment	(2,178)	(500)
Common stock dividend on Series A preferred stock (market value of common shares)	—	998
Cashless exercise of stock options	4,124	—
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2017, there are a total of 52 weeks. For fiscal years 2017 and 2016, the second quarters both included 13 weeks and the six months ended both included 26 weeks.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 1, 2017.

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

Recently Issued Accounting Standards

ASU 2017-04 — In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test (comparison of implied fair value of goodwill with the carrying amount of that goodwill for a reporting unit). Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The ASU will be effective for the Company in the first quarter of fiscal 2021. Any future impact of the adoption of this pronouncement will depend on an impairment, if any, of our goodwill.

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

(in thousands of dollars)	April 1, 2017	October 1, 2016
Raw materials	$66,713	$40,940
Work in process	27,639	10,011
Finished goods	16,072	2,855
Total inventory	$110,424	$53,806

Product Warranties

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time the unit is sold. The methodology to determine warranty reserve calculates average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides an accurate reserve estimate. Actual claims incurred could differ from the original estimates, requiring future adjustments.

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Balance at beginning of period	$18,318	$16,583	$19,444	$17,661
Add current period accruals	2,327	2,119	3,780	3,504
Current period reductions of accrual	(2,033)	(1,934)	(4,612)	(4,397)
Balance at end of period	$18,612	$16,768	$18,612	$16,768
The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The methodology to determine the short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Balance at beginning of period	$15,809	$14,082	$16,187	$14,145
Add current period deferred income	2,244	1,308	3,373	2,494
Current period recognition of income	(1,399)	(1,330)	(2,906)	(2,579)
Balance at end of period	$16,654	$14,060	$16,654	$14,060

Self-Insurance

The following table reflects total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	April 1, 2017	October 1, 2016
Current portion	$3,397	$3,679
Long-term portion	2,642	2,786
Total accrued self-insurance	$6,039	$6,465

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are presented as net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $3.0 million and $2.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively, and $6.2 million and $5.3 million for the six months ended April 1, 2017 and April 2, 2016, respectively. The related cost of goods sold was $2.6 million and $2.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively, and $5.3 million and $4.5 million for the six months ended April 1, 2017 and April 2, 2016, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Interest cost	$1,265	$1,410	$2,531	$2,821
Expected return on plan assets	(1,589)	(1,528)	(3,179)	(3,056)
Amortization of prior loss	1,572	1,197	3,145	2,394
Net periodic benefit cost	$1,248	$1,079	$2,497	$2,159
Amortization of prior loss, recognized in other comprehensive income	1,572	1,197	3,145	2,394
Total recognized in net periodic pension benefit cost and other comprehensive income	$(324)	$(118)	$(648)	$(235)

Warrants

At April 1, 2017, there were a total of 7,535,170 warrants outstanding to purchase 3,767,585 shares of our Common Stock.

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

The credit facility provided for under the Credit Agreement consists of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility includes a $15.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). As a result of the Credit Agreement, we incurred $3.3 million of debt discount and issuance costs, which have been recorded as contra-debt and will be amortized over the life of the Credit Agreement using the effective interest method. Proceeds from the Term Loan Facility were used to fully extinguish our previous credit agreement with Societe Generale. In connection with the extinguishment, we recorded a $10.1 million loss, which was the difference in the reacquisition price of the extinguished debt and the net carrying value at extinguishment. The loss includes the write-off of unamortized deferred financing costs recorded as a reduction of the prior debt, unamortized issuance costs associated with the previous revolving credit facility recorded in other assets, as well as interest and legal fees incurred to extinguish the prior debt.

The interest rate on the Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	April 1, 2017	October 1, 2016
2021 term loan, net of deferred financing costs of $3,142	$154,858	$—
2020 term loan, net of deferred financing costs of $9,384	—	152,116
Less: Current portion of long-term debt	8,000	11,750
Long-term debt, net of current portion	$146,858	$140,366

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At April 1, 2017 and October 1, 2016, $158.0 million and $161.5 million, respectively, were outstanding on the term loans.

At April 1, 2017 and October 1, 2016, the stated interest rates on the term loans were 3.0% and 6.5%, respectively. At April 1, 2017 and October 1, 2016, the weighted-average annual effective interest rates for the term loans were 5.4% and 8.3%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at April 1, 2017; however, since there were $5.1 million of Letters of Credit outstanding on April 1, 2017, the Company would have been able to borrow $69.9 million on the revolving line of credit.

Interest expense on all indebtedness was $1.7 million and $4.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively, and $4.4 million and $8.7 million for the six months ended April 1, 2017 and April 2, 2016, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2017	$4,000
2018	8,000
2019	8,000
2020	11,000
2021	15,000
Thereafter	112,000
Total remaining principal payments	$158,000

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

The effective tax rate for the three month period ended April 1, 2017 was 30.5%, which differed from the statutory federal income tax rate of 35% due mainly to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the three month period ended April 2, 2016 was 48.5% and differed from the statutory federal income tax rate of 35%, due to interest and penalties on uncertain tax positions, which were partially offset by benefits from the domestic production activities deduction, state tax items, and other permanent items.

The effective tax rate for the six month period ended April 1, 2017 was 27.4% and differed from the statutory federal income tax rate of 35% primarily from normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the six month period ended April 2, 2016 was (224.7)% and differed from the statutory federal income tax rate of 35%, primarily from a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions, which were partially offset by the benefit from current period operating losses and recording the impact of new tax legislation.

6. Guarantees, Commitments and Contingencies

Litigation

At April 1, 2017, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

7. Segment Information

We manage our business in two operating segments, which are also our reportable segments. The Bus segment includes the manufacturing and assembly of buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) in evaluating segment performance and deciding how to allocate resources. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The tables below present segment net sales and gross profit for the periods presented:

Net sales

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Bus	$193,760	$176,921	$316,166	$295,400
Parts	14,891	14,287	29,145	27,141
Segment net sales	$208,651	$191,208	$345,311	$322,541

Gross profit

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Bus	$19,229	$19,768	$32,391	$33,514
Parts	5,420	5,346	10,456	10,353
Segment gross profit	$24,649	$25,114	$42,847	$43,867

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Segment gross profit	$24,649	$25,114	$42,847	$43,867
Adjustments:
Selling, general and administrative expenses	(19,259)	(18,745)	(37,451)	(35,824)
Interest expense	(1,715)	(4,453)	(4,403)	(8,696)
Interest income	6	89	13	111
Other income, net	24	—	24	16
Loss on debt extinguishment	—	—	(10,142)	—
Income (loss) before income taxes	$3,705	$2,005	$(9,112)	$(526)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
United States	$186,932	$166,215	$316,678	$293,017
Canada	21,120	21,531	25,985	24,619
Rest of world	599	3,462	2,648	4,905
Total net sales	$208,651	$191,208	$345,311	$322,541

8. Foreign Exchange Contracts

The Company enters into foreign exchange swaps as economic hedges of anticipated cash flows denominated in Canadian Dollars. The contracts are entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. At April 1, 2017, the Company had five foreign exchange swap contracts with an aggregate notional amount of $13.9 million. The foreign exchange contracts qualify for hedge accounting and have been designated as cash flow hedges with the effective portion of the gain or loss on the derivative instruments recorded in other comprehensive income until the underlying transactions occur. Once the anticipated transactions occur, the gain or loss on the swaps is recorded in current period earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The fair value of the foreign exchange contracts is based on the forward contract rates, which classifies as a Level 2 fair value measurement. At April 1, 2017, the fair value of all foreign exchange contracts was $0.1 million and included in "other current assets" on the Consolidated Balance Sheet. At October 1, 2016, the fair value of the foreign exchange contracts was $(0.2) million and included in "other current liabilities" on the Consolidated Balance Sheet.

The table below presents the effect of the Company's cash flow hedges for the periods presented:

(in thousands of dollars)		Three Months Ended		Six Months Ended
Foreign Exchange Contracts	Location	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Amount of (loss) gain recognized in income on derivatives (effective portion)	OCI	$(81)	$(332)	$383	$(332)
Amount of loss (gain) reclassified from AOCI into income (effective portion)	Other expense	8	—	(227)	—
Total amount recognized in other comprehensive (loss) income		$(73)	$(332)	$156	$(332)

All amounts in accumulated other comprehensive income (loss) are expected to be reclassified into earnings during the next 12 months.

9. Earnings Per Share

We incurred a net loss for the six months ended April 1, 2017 and April 2, 2016. As a result, basic and diluted shares outstanding are equal to each other for those periods due to the exclusion of potentially dilutive shares from the calculation of earnings per share as the effect would be anti-dilutive. For the six months ended April 1, 2017 and April 2, 2016, potentially dilutive shares excluded from the calculation were 1,512,924 and 19,235, respectively.

The following table presents the earnings per share computation for the periods presented when there are dilutive shares:

	Three Months Ended
(in thousands except for share data)	April 1, 2017	April 2, 2016
Numerator:
Net income	$2,748	$1,394
Less: Loss from discontinued operations, net of tax	(39)	(15)
Income from continuing operations, net of tax	2,787	1,409
Less: convertible preferred stock dividends	1,017	953
Income from continuing operations available to common stockholders, net of tax	$1,770	$456

Basic earnings per share (1):
Weighted average common shares outstanding	23,048,517	20,986,794
Basic earnings per share, continuing operations	0.08	0.02
Basic earnings per share, discontinued operations	—	—
Basic earnings per share	$0.08	$0.02

Diluted earnings per share (2):
Weighted average common shares outstanding	23,048,517	20,986,794
Weighted average dilutive securities, convertible preferred stock	—	—
Weighted average dilutive securities, restricted stock	—	24,335
Weighted average dilutive securities, warrants	1,308,774	—
Weighted average dilutive securities, stock options	233,614	—
Weighted average shares and dilutive potential common shares	24,590,905	21,011,129
Diluted earnings per share, continuing operations	0.07	0.02
Diluted earnings per share, discontinued operations	—	—
Diluted earnings per share	$0.07	$0.02

(1) Basic earnings per share is calculated by dividing income available to common stockholders from continuing operations, discontinued operations, and net income by the weighted average common shares outstanding during the period.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding during the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the three months ended April 1, 2017 and April 2, 2016, 4,314,064 shares of potentially dilutive preferred stock were excluded from the calculations since the if-converted impact would be anti-dilutive and, as a result, the number used in the calculations included the preferred stock dividend impact on income.

Potentially dilutive common stock equivalents totaling 1,480,735 shares were excluded from the three months ended April 2, 2016 calculation since their impact would be anti-dilutive.

10. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Six Months Ended April 1, 2017
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	—	$—
Granted	62,916	15.50
Balance, end of period	62,916	15.50

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was $0.2 million with an associated tax benefit of $0.1 million for the three and six months ended April 1, 2017. At April 1, 2017, unrecognized compensation cost related to restricted stock awards totaled $0.7 million and is expected to be recognized over a weighted-average period of nine months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Six Months Ended April 1, 2017
Stock Option Award Activity	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of period	918,749	$10.08
Granted	133,484	15.50
Exercised (1)	(409,044)	10.08
Outstanding options, end of period (2)	643,189	11.20
Fully vested and exercisable options, end of period (3)	509,705	10.07

(1) Stock options exercised in the period had an aggregate intrinsic value totaling $2.2 million.
(2) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $3.8 million.
(3) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $3.6 million with a weighted average contractual remaining term of 8.1 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), was $0.2 million with an associated tax benefit of $0.1 million for the three and six months ended April 1, 2017. At April 1, 2017, unrecognized compensation cost related to stock option awards totaled $0.5 million and is expected to be recognized over a weighted-average period of nine months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Six Months Ended April 1, 2017
Expected volatility	33.7%
Expected dividend yield	0%
Risk-free interest rate	1.94%
Expected term (in years)	5.5
Weighted-average grant-date fair value	$5.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended April 1, 2017 and April 2, 2016 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 1, 2016 as “fiscal 2016”. We refer to the quarter ended April 1, 2017 as the “second quarter of fiscal 2017” and we refer to the quarter ended April 2, 2016 as the “second quarter of fiscal 2016”. There were 13 weeks in the second quarters of both fiscal 2017 and fiscal 2016.

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

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative diesel fuel applications with its propane-powered, gasoline-powered, and compressed natural gas (“CNG”)-powered school buses.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended April 1, 2017.

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

•	Student enrollment. Increases or decreases in the number of school bus riders have a direct impact on school district demand.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are principally driven by the following factors:

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

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

This filing includes the following non-GAAP financial measures “Adjusted EBITDA”, “Adjusted EBITDA Margin”, and “Free Cash Flow” because management views these metrics as a useful way to look at the performance of our operations between periods and to exclude decisions on capital investment and financing that might otherwise impact the review of profitability of the business based on present market conditions.

Adjusted EBITDA is defined as income from continuing operations prior to interest income, interest expense, income taxes, and depreciation, amortization, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense and transaction costs, as these expenses are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful to investors in evaluating our performance because the measures consider the performance of our operations, excluding decisions made with respect to capital investment, financing, and other expenses. We believe that the non-GAAP metrics offer additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income as an indicator of our performance or as alternatives to any other measure prescribed by GAAP as there are limitations to using such non-GAAP measures. Although we believe the non-GAAP measures may enhance the evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing, and other expenses, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA margin exclude certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and Adjusted EBITDA margin and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results.

Our measure of “Free Cash Flow” is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

We define free cash flow as net cash provided by/used in continuing operations minus cash paid for fixed assets. We use free cash flow, and ratios based on the free cash flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed or intangible assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed or intangible assets, we expect free cash flow to be less than operating cash flows.

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

Consolidated Results of Operations for the Three Months Ended April 1, 2017 and April 2, 2016:

	Three Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Net sales	$208,651	$191,208
Cost of goods sold	184,002	166,094
Gross profit	$24,649	$25,114
Operating expenses
Selling, general and administrative expenses	19,259	18,745
Operating profit	$5,390	$6,369
Interest expense	(1,715)	(4,453)
Interest income	6	89
Other income, net	24	—
Income before income taxes	$3,705	$2,005
Income tax expense	(1,130)	(973)
Equity in net income of non-consolidated affiliate	212	377
Net income from continuing operations	$2,787	$1,409
Loss from discontinued operations, net of tax	(39)	(15)
Net income	$2,748	$1,394
Other financial data:
Adjusted EBITDA	$8,068	$10,093
Adjusted EBITDA margin	3.9%	5.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

	Three Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Net Sales by Segment
Bus	$193,760	$176,921
Parts	14,891	14,287
Total	$208,651	$191,208

Gross Profit by Segment
Bus	$19,229	$19,768
Parts	5,420	5,346
Total	$24,649	$25,114

Net sales. Total net sales were $208.7 million for the second quarter of fiscal 2017, an increase of $17.4 million, or 9.1%, compared to $191.2 million for the second quarter of fiscal 2016, reflecting an increase in units booked, which were 2,367 units for the second quarter of fiscal 2017 compared to 2,132 units for the second quarter of fiscal 2016.

For the bus segment, the average net sales price per unit for the second quarter of fiscal 2017 was 1.3% lower than the price per unit for the second quarter of fiscal 2016. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales increased $0.6 million, or 4.2%, for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, primarily due to the expansion of product offerings as well as incentive programs launched in 2017.

Cost of goods sold. Total cost of goods sold was $184.0 million for the second quarter of fiscal 2017, an increase of $17.9 million, or 10.8%, compared to $166.1 million for the second quarter of fiscal 2016, reflecting increased bus segment cost of goods sold totaling $17.4 million, or 11.1%, and increased parts segment cost of goods sold totaling $0.5 million, or 5.9%. As a percentage of net sales, total cost of goods sold increased from 86.9% to 88.2%.

For the bus segment, the average cost of goods sold per unit for the second quarter of fiscal 2017 was relatively flat compared to the average cost of goods sold per unit for the second quarter of fiscal 2016.

The $0.5 million increase in parts segment cost of goods sold for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $5.4 million for the second quarter of fiscal 2017, a decrease of $1.0 million, or 15.4%, compared to an operating profit of $6.4 million for the second quarter of fiscal 2016. Profitability was negatively impacted by a decrease of $0.5 million in gross profit and an increase of $0.5 million in selling, general and administrative expenses.

Interest expense. Interest expense was $1.7 million for the second quarter of fiscal 2017, a decrease of $2.7 million, or 61.5%, compared to $4.5 million for the second quarter of fiscal 2016. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Income taxes. Income tax expense was $1.1 million for the second quarter of fiscal 2017, compared to income tax expense of $1.0 million for the second quarter of fiscal 2016.

The effective tax rate for the three month period ended April 1, 2017 was 30.5%, which differed from the statutory federal income tax rate of 35% due mainly to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the three month period ended April 2, 2016 was 48.5% and differed from the statutory federal income tax rate of 35%, due to interest and penalties on uncertain tax positions, which were partially offset by benefits from the domestic production activities deduction, state tax items, and other permanent items.

Adjusted EBITDA. Adjusted EBITDA was $8.1 million, or 3.9% of net sales, for the second quarter of fiscal 2017, a decrease of $2.0 million, or 20.1%, compared to $10.1 million, or 5.3% of net sales, for the second quarter of fiscal 2016. The decrease in adjusted EBITDA was primarily the result of decreased gross profit and increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Net income	$2,748	$1,394
Loss from discontinued operations, net of tax	(39)	(15)
Income from continuing operations	$2,787	$1,409
Interest expense	1,715	4,453
Interest income	(6)	(89)
Income tax expense	1,130	973
Depreciation, amortization, and disposals	2,032	2,038
Share-based compensation	410	1,309
Adjusted EBITDA	$8,068	$10,093
Adjusted EBITDA margin (percentage of net sales)	3.9%	5.3%

Consolidated Results of Operations for the Six Months Ended April 1, 2017 and April 2, 2016:

	Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Net sales	$345,311	$322,541
Cost of goods sold	302,464	278,674
Gross profit	$42,847	$43,867
Operating expenses
Selling, general and administrative expenses	37,451	35,824
Operating profit	$5,396	$8,043
Interest expense	(4,403)	(8,696)
Interest income	13	111
Other income, net	24	16
Loss on debt extinguishment	(10,142)	—
Loss before income taxes	$(9,112)	$(526)
Income tax benefit (expense)	2,496	(1,182)
Equity in net income of non-consolidated affiliate	961	798
Net loss from continuing operations	$(5,655)	$(910)
Loss from discontinued operations, net of tax	(120)	(33)
Net loss	$(5,775)	$(943)
Other financial data:
Adjusted EBITDA	$10,672	$15,390
Adjusted EBITDA margin	3.1%	4.8%

The following provides the results of operations of Blue Bird’s two reportable segments:

	Six Months Ended
	April 1, 2017	April 2, 2016
Net Sales by Segment
Bus	$316,166	$295,400
Parts	29,145	27,141
Total	$345,311	$322,541

Gross Profit by Segment
Bus	$32,391	$33,514
Parts	10,456	10,353
Total	$42,847	$43,867

Net sales. Total net sales were $345.3 million for the six months ended April 1, 2017, an increase of 7.1%, or $22.8 million, compared to $322.5 million for the six months ended April 2, 2016, reflecting an increase in units booked, which were 3,860 units for the six months ended April 1, 2017 compared to 3,540 units for the six months ended April 2, 2016.

For the bus segment, the average net sales price per unit for the six months ended April 1, 2017 was 1.8% lower than the price per unit for the six months ended April 2, 2016. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales increased $2.0 million, or 7.4%, for the six months ended April 1, 2017 compared to the six months ended April 2, 2016, primarily due to the expansion of product offerings as well as incentive programs launched in 2017.

Cost of goods sold. Total cost of goods sold was $302.5 million for the six months ended April 1, 2017, an increase of $23.8 million, or 8.5%, compared to $278.7 million for the six months ended April 2, 2016, reflecting increased bus segment cost of goods sold totaling $21.9 million, or 8.4%, and increased parts segment cost of goods sold totaling $1.9 million, or 11.3%. As a percentage of net sales, total cost of goods sold increased from 86.4% to 87.6%.

For the bus segment, the average cost of goods sold per unit for the six months ended April 1, 2017 was 0.6% lower compared to the average cost of goods sold per unit for the six months ended April 2, 2016. This primarily reflects a change in product and customer mix.

The $1.9 million increase in parts segment cost of goods sold for the six months ended April 1, 2017 compared to the same period in 2016 was primarily attributed to increased parts sales volume.

Operating profit. Total operating profit was $5.4 million for the six months ended April 1, 2017, a decrease of $2.6 million, or 32.9%, compared to an operating profit of $8.0 million for the six months ended April 2, 2016. Profitability was negatively impacted by a decrease of $1.0 million in gross profit and an increase of $1.6 million in selling, general and administrative expenses primarily due to product development costs and growth related initiatives.

Interest expense. Interest expense was $4.4 million for the six months ended April 1, 2017, a decrease of $4.3 million, or 49.4%, compared to $8.7 million for the six months ended April 2, 2016. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Loss on debt extinguishment. The $10.1 million loss on debt extinguishment was the difference between the reacquisition price of our debt that was extinguished on December 12, 2016 (as reported in our December 15, 2016 Current Report on Form 8-K) and the net carrying value of the extinguished debt on our Consolidated Balance Sheets at the time of extinguishment. The loss was mainly attributed to unamortized deferred financing and issuance costs from the previous facility that were expensed in conjunction with the extinguishment.

Income taxes. Income tax benefit was $2.5 million for the six months ended April 1, 2017, compared to income tax expense of $1.2 million for the same period in fiscal 2016. The $3.7 million increase is driven by changes to our effective tax rate, as explained in the following paragraph.

The effective tax rate for the six month period ended April 1, 2017 was 27.4% and differed from the statutory federal income tax rate of 35% primarily from normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the six month period ended April 2, 2016 was (224.7)% and differed from the statutory federal income tax rate of 35%, primarily from a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions, which were partially offset by the benefit from current period operating losses and recording the impact of new tax legislation.

Adjusted EBITDA. Adjusted EBITDA was $10.7 million or 3.1% of net sales for the six months ended April 1, 2017, a decrease of $4.7 million, or 30.7%, compared to $15.4 million or 4.8% of net sales for the six months ended April 2, 2016. The decrease in adjusted EBITDA is primarily the result of a decrease in gross profit and increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Net loss	$(5,775)	$(943)
Loss from discontinued operations, net of tax	(120)	(33)
Loss from continuing operations	$(5,655)	$(910)
Interest expense	4,403	8,696
Interest income	(13)	(111)
Income tax (benefit) expense	(2,496)	1,182
Depreciation, amortization, and disposals	4,055	4,032
Loss on extinguishment	10,142	—
Business combination expenses	(174)	54
Share-based compensation	410	2,447
Adjusted EBITDA	$10,672	$15,390
Adjusted EBITDA margin (percentage of net sales)	3.1%	4.8%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. At April 1, 2017, the Company had $38.4 million of available cash (net of outstanding checks) and $69.9 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The Term Loan Facility and the Revolving Credit Facility each mature on December 12, 2021, which is the fifth anniversary of the effective date of the Credit Agreement. The interest rate on the Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, an election of either base rate or LIBOR pursuant to the table below:

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

At April 1, 2017, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

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

Annual capital expenditures have been approximately 1% of annual sales.

Seasonality

Inventory increased by $56.6 million from October 1, 2016 to April 1, 2017 due to a $25.8 million increase in raw materials inventory, a $17.6 million increase in work in process inventory, and a $13.2 million increase in finished goods inventory. Accounts payable increased by $28.8 million from October 1, 2016 to April 1, 2017. The overall increase in inventory and accounts payable reflects the seasonal nature of the business as the Company ramps up production for the summer months.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Cash and cash equivalents at beginning of period	$52,309	$52,861
Total cash used in operating activities	(9,325)	(13,371)
Total cash used in investing activities	(5,113)	(3,937)
Total cash provided by (used in) financing activities	561	(6,938)
Change in cash and cash equivalents	$(13,877)	$(24,246)
Cash and cash equivalents at end of period	$38,432	$28,615
Depreciation and amortization	$4,101	$4,008
Capital expenditures	5,159	3,937

Total cash used in operating activities

Cash flows used in operating activities totaled $9.3 million for the six months ended April 1, 2017, as compared with $13.4 million of cash flows used in operating activities for the six months ended April 2, 2016. The $4.0 million decrease was primarily attributed to a $5.1 million decrease in working capital, mainly driven by changes in accounts receivable totaling $5.8 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $5.1 million for the six months ended April 1, 2017, as compared with $3.9 million of cash flows used in investing activities for the six months ended April 2, 2016. The $1.2 million increase was cash paid for fixed assets.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $0.6 million for the six months ended April 1, 2017, as compared with $6.9 million of cash used in financing activities for the six months ended April 2, 2016. The $7.5 million decrease was attributed to $11.0 million in cash received for warrant exercises which was partially offset by $1.0 million in cash paid for employee taxes on stock option exercises, an increase of $1.0 million in cash dividends on preferred stock, and $1.5 million in cash paid for debt extinguishment and change in principal payments from the prior year.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash provided by (used in) continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 1, 2017	April 2, 2016
Net cash used in continuing operations	$(9,137)	$(13,338)
Cash paid for fixed assets	(5,159)	(3,937)
Free cash flow	$(14,296)	$(17,275)

Free cash flow for the six months ended April 1, 2017 was $3.0 million higher than the six months ended April 2, 2016 primarily due to a $5.1 million decrease in working capital, mainly driven by changes in accounts receivable totaling $5.8 million, and a $1.2 million decrease in cash paid for fixed assets from the prior year.

Off-Balance Sheet Arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at April 1, 2017, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At April 1, 2017, there were 3.8 million shares of common stock issuable upon exercise of outstanding warrants.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2016 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2016 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

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

^
In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Bird Corporation

Dated:	May 11, 2017	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 11, 2017	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer