Form 10-Q
period 2017-07-01
Blue Bird Corp
filed 2017-08-04
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

As of July 31, 2017, there were issued and outstanding 24,233,924 shares of the registrant’s common stock, $0.0001 par value.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except for share data)	July 1, 2017	October 1, 2016
Assets
Current assets
Cash and cash equivalents	$50,311	$52,309
Accounts receivable, net	34,180	20,315
Inventories	126,602	53,806
Other current assets	12,074	6,104
Total current assets	$223,167	$132,534
Property, plant and equipment, net	34,156	33,466
Goodwill	18,825	18,825
Intangible assets, net	57,984	59,491
Equity investment in affiliate	13,455	12,944
Deferred tax assets	18,289	19,080
Other assets	904	1,526
Total assets	$366,780	$277,866
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$135,417	$80,646
Warranty	8,316	7,972
Accrued expenses	20,976	20,455
Deferred warranty income	6,508	5,666
Other current liabilities	11,138	4,032
Current portion of long-term debt	8,000	11,750
Total current liabilities	$190,355	$130,521
Long-term liabilities
Long-term debt	$145,028	$140,366
Warranty	11,966	11,472
Deferred warranty income	12,022	10,521
Other liabilities	15,131	15,592
Pension	51,910	56,368
Total long-term liabilities	$236,057	$234,319
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 500,000 issued with liquidation preference of $50,000	$50,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,730,211 and 22,518,058 issued and outstanding at July 1, 2017 and October 1, 2016, respectively	2	2
Additional paid-in capital	60,760	50,771
Accumulated deficit	(114,599)	(128,856)
Accumulated other comprehensive loss	(55,795)	(58,891)
Total stockholders' deficit	$(59,632)	$(86,974)
Total liabilities and stockholders' deficit	$366,780	$277,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$332,604	$323,055	$677,915	$645,596
Cost of goods sold	287,594	276,247	590,058	554,921
Gross profit	$45,010	$46,808	$87,857	$90,675
Operating expenses
Selling, general and administrative expenses	16,331	45,505	53,782	81,329
Operating profit	$28,679	$1,303	$34,075	$9,346
Interest expense	(1,398)	(4,040)	(5,801)	(12,736)
Interest income	50	7	63	118
Other (expense) income, net	(11)	—	13	16
Loss on debt extinguishment	—	—	(10,142)	—
Income (loss) before income taxes	$27,320	$(2,730)	$18,208	$(3,256)
Income tax expense	(8,302)	(887)	(5,806)	(2,069)
Equity in net income of non-consolidated affiliate	1,036	696	1,997	1,494
Net income (loss) from continuing operations	$20,054	$(2,921)	$14,399	$(3,831)
Loss from discontinued operations, net of tax	(22)	(13)	(142)	(46)
Net income (loss)	$20,032	$(2,934)	$14,257	$(3,877)
Defined benefit pension plan, net of tax expense of $566, $419, $1,698, and $1,257, respectively	1,007	777	3,020	2,333
Cash flow hedge (loss) gain, net of tax (benefit) expense of ($13), ($33), $41, and ($149), respectively	(26)	(60)	76	(276)
Comprehensive income (loss)	$21,013	$(2,217)	$17,353	$(1,820)

Earnings per share:
Net income (loss) (from above)	$20,032	$(2,934)	$14,257	$(3,877)
Less: preferred stock dividends	974	964	2,944	2,915
Net income (loss) available to common stockholders	$19,058	$(3,898)	$11,313	$(6,792)

Basic weighted average shares outstanding	23,659,057	21,084,878	23,101,685	20,989,737
Diluted weighted average shares outstanding	29,527,612	21,084,878	24,654,158	20,989,737

Basic earnings (loss) per share, continuing operations	$0.81	$(0.18)	$0.50	$(0.32)
Basic earnings (loss) per share, discontinued operations	—	—	(0.01)	—
Basic earnings (loss) per share	$0.81	$(0.18)	$0.49	$(0.32)

Diluted earnings (loss) per share, continuing operations	$0.68	$(0.18)	$0.46	$(0.32)
Diluted earnings (loss) per share, discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.68	$(0.18)	$0.46	$(0.32)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Cash flows from operating activities
Net income (loss)	$14,257	$(3,877)
Loss from discontinued operations, net of tax	142	46
Adjustments to reconcile net income (loss) to net cash provided by continuing operations
Depreciation and amortization	6,106	6,025
Amortization of debt costs	912	2,232
Share-based compensation	904	12,717
Unfunded portion of Phantom Equity Plan	—	1,355
Equity in net income of affiliate	(1,997)	(1,494)
(Gain) loss on disposal of fixed assets	(43)	29
Deferred taxes	(874)	8,461
Provision for bad debt	—	(5)
Amortization of deferred actuarial pension losses	4,718	3,590
Loss on debt extinguishment	10,142	—
Changes in assets and liabilities:
Accounts receivable	(13,701)	(6,003)
Inventories	(72,796)	(52,232)
Other assets	(5,941)	(6,055)
Accounts payable	56,671	50,332
Accrued expenses, pension and other liabilities	6,060	3,870
Dividend from equity investment in affiliate	1,412	2,316
Total adjustments	$(8,427)	$25,138
Net cash provided by continuing operations	$5,972	$21,307
Net cash used in discontinued operations	(221)	(46)
Total cash provided by operating activities	$5,751	$21,261
Cash flows from investing activities
Cash paid for fixed assets	(7,193)	(6,511)
Proceeds from sale of fixed assets	47	—
Total cash used in investing activities	$(7,146)	$(6,511)
Cash flows from financing activities
Repayments under the former senior term loan	$(161,500)	$(33,812)
Borrowings under the new term loan	156,887	—
Repayments under the new term loan	(4,000)	—
Cash paid for capital leases	(117)	(168)
Cash paid for debt issuance costs	(299)	(1,117)
Cash paid to extinguish debt	(507)	—
Contributions from former majority stockholder	—	15,616
Payment of dividends on preferred stock	(2,944)	(1,917)
Cash paid for employee taxes on stock option exercises and vested restricted shares	(981)	(3,511)
Proceeds from exercises of warrants	12,858	—
Total cash used in financing activities	$(603)	$(24,909)
Change in cash and cash equivalents	(1,998)	(10,159)
Cash and cash equivalents, beginning of period	52,309	52,861
Cash and cash equivalents, end of period	$50,311	$42,702

	Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	4,775	9,411
Income tax paid, net of tax refunds	1,318	1,073
Non-cash Investing and Financing activities
Capital expenditures funded by capital lease borrowings	—	100
Change in accounts payable for capital additions to property, plant and equipment	(1,900)	(220)
Common stock dividend on Series A preferred stock (market value of common shares)	—	998
Cashless exercise of stock options	4,124	—
Cash receivable for warrant exercises	164	—
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2017, there are a total of 52 weeks. For fiscal years 2017 and 2016, the third quarters both included 13 weeks and the nine months ended both included 39 weeks.

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 1, 2017.

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

(in thousands of dollars)	July 1, 2017	October 1, 2016
Raw materials	$71,718	$40,940
Work in process	39,008	10,011
Finished goods	15,876	2,855
Total inventory	$126,602	$53,806

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

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Balance at beginning of period	$18,612	$16,768	$19,444	$17,661
Add current period accruals	3,775	3,691	7,555	7,195
Current period reductions of accrual	(2,105)	(1,956)	(6,717)	(6,353)
Balance at end of period	$20,282	$18,503	$20,282	$18,503
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
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Balance at beginning of period	$16,654	$14,060	$16,187	$14,145
Add current period deferred income	3,396	2,952	6,769	5,446
Current period recognition of income	(1,520)	(1,261)	(4,426)	(3,840)
Balance at end of period	$18,530	$15,751	$18,530	$15,751

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	July 1, 2017	October 1, 2016
Current portion	$3,167	$3,679
Long-term portion	2,396	2,786
Total accrued self-insurance	$5,563	$6,465

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are included in net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $6.6 million and $6.2 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $12.8 million and $11.5 million for the nine months ended July 1, 2017 and July 2, 2016, respectively. The related cost of goods sold was $6.0 million and $5.7 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $11.3 million and $10.1 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest cost	$1,266	$1,411	$3,797	$4,232
Expected return on plan assets	(1,590)	(1,528)	(4,769)	(4,584)
Amortization of prior loss	1,573	1,196	4,718	3,590
Net periodic benefit cost	$1,249	$1,079	$3,746	$3,238
Amortization of prior loss, recognized in other comprehensive income	1,573	1,196	4,718	3,590
Total recognized in net periodic pension benefit cost and other comprehensive income	$(324)	$(117)	$(972)	$(352)

Warrants

At July 1, 2017, there were a total of 7,180,466 warrants outstanding to purchase 3,590,233 shares of our Common Stock.

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

The interest rate on the Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	July 1, 2017	October 1, 2016
2021 term loan, net of deferred financing costs of $2,972	$153,028	$—
2020 term loan, net of deferred financing costs of $9,384	—	152,116
Less: Current portion of long-term debt	8,000	11,750
Long-term debt, net of current portion	$145,028	$140,366

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At July 1, 2017 and October 1, 2016, $156.0 million and $161.5 million, respectively, were outstanding on the term loans.

At July 1, 2017 and October 1, 2016, the stated interest rates on the term loans were 2.8% and 6.5%, respectively. At July 1, 2017 and October 1, 2016, the weighted-average annual effective interest rates for the term loans were 4.8% and 8.3%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at July 1, 2017, however, since there were $5.1 million of Letters of Credit outstanding on July 1, 2017, the Company would have been able to borrow $69.9 million on the revolving line of credit.

Interest expense on all indebtedness was $1.4 million and $4.0 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $5.8 million and $12.7 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2017	$2,000
2018	8,000
2019	8,000
2020	11,000
2021	15,000
Thereafter	112,000
Total remaining principal payments	$156,000

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

The effective tax rate for the three month period ended July 1, 2017 was 30.4%, which differed from the statutory federal income tax rate of 35% due mainly to tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the three month period ended July 2, 2016 was (32.5)% and differed from the statutory federal income tax rate of 35%, primarily from discrete items in the period, including interest and penalties on uncertain tax positions and a net tax shortfall from the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09, which were partially offset by the benefit from operating losses in the period.

The effective tax rate for the nine month period ended July 1, 2017 was 31.9% and differed from the statutory federal income tax rate of 35% primarily from tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the nine month period ended July 2, 2016 was (63.5)% and differed from the statutory federal income tax rate of 35%, primarily from discrete items increasing tax expense in the year to date period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, interest and penalties on uncertain tax positions, the vesting of share-based compensation awards pursuant to the adoption of

ASU 2016-09, which were partially offset by recording the impact of new tax legislation and by the benefit from operating losses in the period.

6. Guarantees, Commitments and Contingencies

Litigation

At July 1, 2017, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Bus	$317,333	$309,432	$633,499	$604,832
Parts	15,271	13,623	44,416	40,764
Segment net sales	$332,604	$323,055	$677,915	$645,596

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Bus	$39,843	$41,594	$72,234	$75,108
Parts	5,167	5,214	15,623	15,567
Segment gross profit	$45,010	$46,808	$87,857	$90,675

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Segment gross profit	$45,010	$46,808	$87,857	$90,675
Adjustments:
Selling, general and administrative expenses	(16,331)	(45,505)	(53,782)	(81,329)
Interest expense	(1,398)	(4,040)	(5,801)	(12,736)
Interest income	50	7	63	118
Other income, net	(11)	—	13	16
Loss on debt extinguishment	—	—	(10,142)	—
Income (loss) before income taxes	$27,320	$(2,730)	$18,208	$(3,256)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
United States	$291,672	$298,532	$608,350	$591,549
Canada	40,550	21,642	66,535	46,261
Rest of world	382	2,881	3,030	7,786
Total net sales	$332,604	$323,055	$677,915	$645,596

8. Foreign Exchange Contracts

The Company enters into foreign exchange swaps as economic hedges of anticipated cash flows denominated in Canadian Dollars. The contracts are entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. At July 1, 2017, the Company had seven foreign exchange swap contracts with an aggregate notional amount of $15.6 million. The foreign exchange contracts qualify for hedge accounting and have been designated as cash flow hedges with the effective portion of the gain or loss on the derivative instruments recorded in other comprehensive income until the underlying transactions occur. Once the anticipated transactions occur, the gain or loss on the swaps is recorded in current period earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The fair value of the foreign exchange contracts is based on the forward contract rates, which classifies as a Level 2 fair value measurement. At July 1, 2017, the fair value of all foreign exchange contracts was $0.1 million and included in "other current assets" on the Consolidated Balance Sheet. At October 1, 2016, the fair value of the foreign exchange contracts was $(0.2) million and included in "other current liabilities" on the Consolidated Balance Sheet.

The table below presents the effect of the Company's cash flow hedges for the periods presented:

(in thousands of dollars)		Three Months Ended		Nine Months Ended
Foreign Exchange Contracts	Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Amount of (loss) gain recognized in income on derivatives (effective portion)	OCI	$(39)	$(93)	$344	$(425)
Amount of loss (gain) reclassified from AOCI into income (effective portion)	Other expense	—	—	(227)	—
Total amount recognized in other comprehensive (loss) income		$(39)	$(93)	$117	$(425)

All amounts in accumulated other comprehensive income (loss) are expected to be reclassified into earnings during the next 12 months.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income (loss)	$20,032	$(2,934)	$14,257	$(3,877)
Less: Loss from discontinued operations, net of tax	(22)	(13)	(142)	(46)
Income (loss) from continuing operations, net of tax	20,054	(2,921)	14,399	(3,831)
Less: convertible preferred stock dividends	974	964	2,944	2,915
Income (loss) from continuing operations available to common stockholders, net of tax	$19,080	$(3,885)	$11,455	$(6,746)

Basic earnings per share (1):
Weighted average common shares outstanding	23,659,057	21,084,878	23,101,685	20,989,737
Basic earnings per share, continuing operations	0.81	(0.18)	0.50	(0.32)
Basic earnings per share, discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.81	$(0.18)	$0.49	$(0.32)

Diluted earnings per share (2):
Weighted average common shares outstanding	23,659,057	21,084,878	23,101,685	20,989,737
Weighted average dilutive securities, convertible preferred stock	4,314,064	—	—	—
Weighted average dilutive securities, restricted stock	2,383	—	484	—
Weighted average dilutive securities, warrants	1,326,916	—	1,314,161	—
Weighted average dilutive securities, stock options	225,192	—	237,828	—
Weighted average shares and dilutive potential common shares	29,527,612	21,084,878	24,654,158	20,989,737
Diluted earnings per share, continuing operations	0.68	(0.18)	0.46	(0.32)
Diluted earnings per share, discontinued operations	—	—	—	—
Diluted earnings per share	$0.68	$(0.18)	$0.46	$(0.32)

(1) Basic earnings per share is calculated by dividing income available to common stockholders from continuing operations, discontinued operations, and net income by the weighted average common shares outstanding during the period.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding during the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the nine months ended July 1, 2017, 4,314,064 shares of convertible preferred stock were excluded from the dilutive calculation as the if-converted impact would be anti-dilutive. We incurred a net loss for the three and nine months ended July 2, 2016. As a result, basic and diluted shares outstanding are equal to each other for those periods due to the exclusion of potentially dilutive shares from the calculation of earnings per share as the effect would be anti-dilutive. For the three and nine months ended July 2, 2016, potentially dilutive shares excluded from the calculation were 4,417,141 and 4,356,032, respectively.

10. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Nine Months Ended July 1, 2017
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	—	$—
Granted	77,451	15.82
Balance, end of period	77,451	15.82

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was $0.4 million and $0.6 million with associated tax benefits of $0.1 million and $0.2 million for the three and nine months ended July 1, 2017, respectively. At July 1, 2017, unrecognized compensation cost related to restricted stock awards totaled $0.7 million and is expected to be recognized over a weighted-average period of seven months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Nine Months Ended July 1, 2017
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
(2) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $3.7 million.
(3) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $3.5 million with a weighted average contractual remaining term of 7.8 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), was $0.1 million and $0.3 million with associated tax benefits of $0.0 million and $0.1 million for the three and nine months ended July 1, 2017, respectively. At July 1, 2017, unrecognized compensation cost related to stock option awards totaled $0.4 million and is expected to be recognized over a weighted-average period of six months.
The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Nine Months Ended July 1, 2017
Expected volatility	33.7%
Expected dividend yield	0%
Risk-free interest rate	1.94%
Expected term (in years)	5.5
Weighted-average grant-date fair value	$5.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended July 1, 2017 and July 2, 2016 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 1, 2016 as “fiscal 2016”. We refer to the quarter ended July 1, 2017 as the “third quarter of fiscal 2017” and we refer to the quarter ended July 2, 2016 as the “third quarter of fiscal 2016”. There were 13 weeks in the third quarters of both fiscal 2017 and fiscal 2016.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2016 Form 10-K, filed with the SEC on December 15, 2016 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended July 1, 2017.

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

•
Regulatory expenses. We must comply with laws, regulations and requirements for public companies, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as NASDAQ listing requirements. Compliance with the requirements of being a public company increases operating expenses in order to pay employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws.

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

Consolidated Results of Operations for the Three Months Ended July 1, 2017 and July 2, 2016:

	Three Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Net sales	$332,604	$323,055
Cost of goods sold	287,594	276,247
Gross profit	$45,010	$46,808
Operating expenses
Selling, general and administrative expenses	16,331	45,505
Operating profit	$28,679	$1,303
Interest expense	(1,398)	(4,040)
Interest income	50	7
Other expense, net	(11)	—
Income (loss) before income taxes	$27,320	$(2,730)
Income tax expense	(8,302)	(887)
Equity in net income of non-consolidated affiliate	1,036	696
Net income (loss) from continuing operations	$20,054	$(2,921)
Loss from discontinued operations, net of tax	(22)	(13)
Net income (loss)	$20,032	$(2,934)
Other financial data:
Adjusted EBITDA	$32,206	$32,484
Adjusted EBITDA margin	9.7%	10.1%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	July 1, 2017	July 2, 2016
Bus	$317,333	$309,432
Parts	15,271	13,623
Total	$332,604	$323,055

Gross Profit by Segment
Bus	$39,843	$41,594
Parts	5,167	5,214
Total	$45,010	$46,808

Net sales. Total net sales were $332.6 million for the third quarter of fiscal 2017, an increase of $9.5 million, or 3.0%, compared to $323.1 million for the third quarter of fiscal 2016, reflecting an increase in units booked, which were 3,849 units for the third quarter of fiscal 2017 compared to 3,768 units for the third quarter of fiscal 2016.

For the bus segment, the average net sales price per unit for the third quarter of fiscal 2017 was 0.4% higher than the price per unit for the third quarter of fiscal 2016. This increase in unit price mainly reflects product and customer mix changes.

Parts sales increased $1.6 million, or 12.1%, for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, primarily due to the expansion of product offerings as well as new incentive and shipping programs launched in 2017.

Cost of goods sold. Total cost of goods sold was $287.6 million for the third quarter of fiscal 2017, an increase of $11.3 million, or 4.1%, compared to $276.2 million for the third quarter of fiscal 2016, reflecting increased bus segment cost of goods sold totaling $9.7 million, or 3.6%, and increased parts segment cost of goods sold totaling $1.7 million, or 20.2%. As a percentage of net sales, total cost of goods sold increased from 85.5% to 86.5%.

For the bus segment, the average cost of goods sold per unit for the third quarter of fiscal 2017 was higher compared to the average cost of goods sold per unit for the third quarter of fiscal 2016.

The $1.7 million increase in parts segment cost of goods sold for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $28.7 million for the third quarter of fiscal 2017, an increase of $27.4 million, compared to an operating profit of $1.3 million for the third quarter of fiscal 2016. Profitability was positively impacted by a decrease of $29.2 million in selling, general and administrative expenses, which was partially offset by a decrease of $1.8 million in gross profit. Selling, general and administrative expenses for the third quarter of fiscal 2016 included expenses incurred from the change in control of our former majority stockholder, of which $17.1 million was a non-recurring special compensation expense and $9.8 million more share-based compensation expense primarily due to an accelerated vesting of awards as a result of the change in control.

Interest expense. Interest expense was $1.4 million for the third quarter of fiscal 2017, a decrease of $2.6 million, or 65.4%, compared to $4.0 million for the third quarter of fiscal 2016. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Income taxes. Income tax expense was $8.3 million for the third quarter of fiscal 2017, compared to income tax expense of $0.9 million for the third quarter of fiscal 2016.

The effective tax rate for the three month period ended July 1, 2017 was 30.4%, which differed from the statutory federal income tax rate of 35% due mainly to tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the three month period ended July 2, 2016 was (32.5)% and differed from the statutory federal income tax rate of 35%, primarily from discrete items in the period, including interest and penalties on uncertain tax positions and a net tax shortfall from the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09, which were partially offset by the benefit from operating losses in the period.

Adjusted EBITDA. Adjusted EBITDA was $32.2 million, or 9.7% of net sales, for the third quarter of fiscal 2017, a decrease of $0.3 million, or 0.9%, compared to $32.5 million, or 10.1% of net sales, for the third quarter of fiscal 2016. The decrease in adjusted EBITDA was primarily the result of decreased gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Net income (loss)	$20,032	$(2,934)
Loss from discontinued operations, net of tax	(22)	(13)
Net income (loss) from continuing operations	$20,054	$(2,921)
Interest expense	1,398	4,040
Interest income	(50)	(7)
Income tax expense	8,302	887
Depreciation, amortization, and disposals	2,008	2,022
Special compensation payment	—	17,112
Business combination expenses	—	185
One-time post-retirement benefit adjustment	—	896
Share-based compensation	494	10,270
Adjusted EBITDA	$32,206	$32,484
Adjusted EBITDA margin (percentage of net sales)	9.7%	10.1%

Consolidated Results of Operations for the Nine Months Ended July 1, 2017 and July 2, 2016:

	Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Net sales	$677,915	$645,596
Cost of goods sold	590,058	554,921
Gross profit	$87,857	$90,675
Operating expenses
Selling, general and administrative expenses	53,782	81,329
Operating profit	$34,075	$9,346
Interest expense	(5,801)	(12,736)
Interest income	63	118
Other income, net	13	16
Loss on debt extinguishment	(10,142)	—
Income (loss) before income taxes	$18,208	$(3,256)
Income tax expense	(5,806)	(2,069)
Equity in net income of non-consolidated affiliate	1,997	1,494
Net income (loss) from continuing operations	$14,399	$(3,831)
Loss from discontinued operations, net of tax	(142)	(46)
Net income (loss)	$14,257	$(3,877)
Other financial data:
Adjusted EBITDA	$42,878	$47,874
Adjusted EBITDA margin	6.3%	7.4%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	July 1, 2017	July 2, 2016
Bus	$633,499	$604,832
Parts	44,416	40,764
Total	$677,915	$645,596

Gross Profit by Segment
Bus	$72,234	$75,108
Parts	15,623	15,567
Total	$87,857	$90,675

Net sales. Total net sales were $677.9 million for the nine months ended July 1, 2017, an increase of 5.0%, or $32.3 million, compared to $645.6 million for the nine months ended July 2, 2016, reflecting an increase in units booked, which were 7,709 units for the nine months ended July 1, 2017 compared to 7,308 units for the nine months ended July 2, 2016.

For the bus segment, the average net sales price per unit for the nine months ended July 1, 2017 was 0.7% lower than the price per unit for the nine months ended July 2, 2016. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales increased $3.7 million, or 9.0%, for the nine months ended July 1, 2017 compared to the nine months ended July 2, 2016, primarily due to the expansion of product offerings as well as new incentive and shipping programs in 2017.

Cost of goods sold. Total cost of goods sold was $590.1 million for the nine months ended July 1, 2017, an increase of $35.1 million, or 6.3%, compared to $554.9 million for the nine months ended July 2, 2016, reflecting increased bus segment cost of goods sold totaling $31.5 million, or 6.0%, and increased parts segment cost of goods sold totaling $3.6 million, or 14.3%. As a percentage of net sales, total cost of goods sold increased from 86.0% to 87.0%.

For the bus segment, the average cost of goods sold per unit for the nine months ended July 1, 2017 was 0.4% higher compared to the average cost of goods sold per unit for the nine months ended July 2, 2016.

The $3.6 million increase in parts segment cost of goods sold for the nine months ended July 1, 2017 compared to the same period in 2016 was primarily attributed to increased parts sales volume.

Operating profit. Total operating profit was $34.1 million for the nine months ended July 1, 2017, an increase of $24.7 million, or 264.6%, compared to an operating profit of $9.3 million for the nine months ended July 2, 2016. Profitability was positively impacted by a decrease of $27.5 million in selling, general and administrative expenses, which was partially offset by a decrease of $2.8 million in gross profit. Selling, general and administrative expenses for the nine months ended July 2, 2016 included expenses incurred from the change in control of our former majority stockholder, of which $17.1 million was a non-recurring special compensation expense and $11.8 million more share-based compensation expense primarily due to an accelerated vesting of awards as a result of the change in control.

Interest expense. Interest expense was $5.8 million for the nine months ended July 1, 2017, a decrease of $6.9 million, or 54.5%, compared to $12.7 million for the nine months ended July 2, 2016. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

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

Income taxes. Income tax expense was $5.8 million for the nine months ended July 1, 2017, compared to income tax expense of $2.1 million for the same period in fiscal 2016.

The effective tax rate for the nine month period ended July 1, 2017 was 31.9% and differed from the statutory federal income tax rate of 35% primarily from tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions. The effective tax rate for the nine month period ended July 2, 2016 was (63.5)% and differed from the statutory federal income tax rate of 35%, primarily from discrete items increasing tax expense in the year to date period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, interest and penalties on uncertain tax positions, the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09, which were partially offset by recording the impact of new tax legislation and by the benefit from operating losses in the period.

Adjusted EBITDA. Adjusted EBITDA was $42.9 million or 6.3% of net sales for the nine months ended July 1, 2017, a decrease of $5.0 million, or 10.4%, compared to $47.9 million or 7.4% of net sales for the nine months ended July 2, 2016. The decrease in adjusted EBITDA is primarily the result of a decrease in gross profit.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Net income (loss)	$14,257	$(3,877)
Loss from discontinued operations, net of tax	(142)	(46)
Net income (loss) from continuing operations	$14,399	$(3,831)
Interest expense	5,801	12,736
Interest income	(63)	(118)
Income tax expense	5,806	2,069
Depreciation, amortization, and disposals	6,063	6,054
Loss on debt extinguishment	10,142	—
Special compensation payment	—	17,112
Business combination expenses	(174)	239
One-time post-retirement benefit adjustment	—	896
Share-based compensation	904	12,717
Adjusted EBITDA	$42,878	$47,874
Adjusted EBITDA margin (percentage of net sales)	6.3%	7.4%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. At July 1, 2017, the Company had $50.3 million of available cash (net of outstanding checks) and $69.9 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, including, among other exceptions, (i) in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio on such date that is 0.25x less than the ratio required by the Credit Agreement at such date and the Company and its subsidiaries have not less than $5.0 million in the aggregate of Unrestricted Cash (as defined in the Credit Agreement) plus remaining availability under the revolving commitments, (ii) in an amount that would not cause the Total Net Leverage Ratio to exceed 2.75 to 1.00, provided that there is not a continuing default and the Company and its subsidiaries have at least $5.0 million in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments, (iii) to make payments under the Certificate of Designations of the Company's outstanding preferred stock in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio that does not exceed 3.25 to 1.00 and the Company and its subsidiaries have at least $5.0 million in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments and (iv) in an amount not to exceed $15.0 million provided that there is not a continuing default.

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

At July 1, 2017, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

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

Seasonality

Inventory increased by $72.8 million from October 1, 2016 to July 1, 2017 due to a $30.8 million increase in raw materials inventory, a $29.0 million increase in work in process inventory, and a $13.0 million increase in finished goods inventory. Accounts payable increased by $54.8 million from October 1, 2016 to July 1, 2017. The overall increase in inventory and accounts payable reflects the seasonal nature of the business as our production levels increase during the summer months.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Cash and cash equivalents at beginning of period	$52,309	$52,861
Total cash provided by operating activities	5,751	21,261
Total cash used in investing activities	(7,146)	(6,511)
Total cash used in financing activities	(603)	(24,909)
Change in cash and cash equivalents	$(1,998)	$(10,159)
Cash and cash equivalents at end of period	$50,311	$42,702
Depreciation and amortization	$6,106	$6,025
Capital expenditures	7,193	6,511

Total cash provided by operating activities

Cash flows provided by operating activities totaled $5.8 million for the nine months ended July 1, 2017, as compared with $21.3 million of cash flows provided by operating activities for the nine months ended July 2, 2016. The $15.5 million decrease was primarily attributed to a $21.9 million increase in working capital, mainly driven by changes in inventory totaling $20.6 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $7.1 million for the nine months ended July 1, 2017, as compared with $6.5 million of cash flows used in investing activities for the nine months ended July 2, 2016. The $0.6 million increase was due primarily to increased spending on manufacturing assets.

Total cash used in financing activities

Cash flows used in financing activities totaled $0.6 million for the nine months ended July 1, 2017, as compared with $24.9 million of cash flows used in financing activities for the nine months ended July 2, 2016. The $24.3 million decrease in use was primarily attributed to a decrease of $29.8 million in cash paid for principal payments from the prior year, $12.9 million in cash received for warrant exercises and a $2.5 million decrease in cash paid for employee taxes on stock option exercises and vested restricted shares, which were partially offset by a $15.6 million decrease in contributions from our former majority stockholder and the cash outflows associated with the 2017 debt extinguishment and issuance.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash net cash provided by continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 1, 2017	July 2, 2016
Net cash provided by continuing operations	$5,972	$21,307
Cash paid for fixed assets	(7,193)	(6,511)
Free cash flow	$(1,221)	$14,796

Free cash flow for the nine months ended July 1, 2017 was $16.0 million lower than the nine months ended July 2, 2016 primarily due to a $21.9 million increase in working capital, mainly driven by changes in inventory totaling $20.6 million, and a $0.7 million increase in cash paid for fixed assets from the prior year.

Off-Balance Sheet Arrangements

We lease an office building and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $5.1 million at July 1, 2017, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At July 1, 2017, there were 3.6 million shares of common stock issuable upon exercise of outstanding warrants.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Blue Bird Corporation

Dated:	August 3, 2017	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 3, 2017	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer