Form 10-K
period 2017-09-30
Blue Bird Corp
filed 2017-12-08
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or and emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 1, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $172.1 million based on the closing sales price of $17.15 as reported on The NASDAQ Global Market on March 31, 2017. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 4, 2017, there were 23,964,312 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

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

In addition to the information contained in this Form 10-K for the fiscal year ended September 30, 2017 (“2017 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

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

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of competitiveness and manufacturing flexibility, and lowering our cost of capital, as described below:

•
We launched the industry’s first .05g/bhp-hr NOx propane engine, which is 75 percent cleaner than the current emission standard and significantly better for the environment than competitors published offerings. In addition, we have developed electric Type C and Type D buses in collaboration with our electric vehicle development partners Adomani and EDI. Commercial availability for these electric buses is planned for fiscal 2018. Lastly, during fiscal 2017 we commenced work on a major product enhancement program.

•
Fiscal 2017 was our first full year of sales of the gasoline powered Type C bus. The market demand for this product was substantial and helped differentiate our products from our competitor’s offerings.

•	We commenced an initiative with industry leaders to make structural reductions in cost on existing and future products to enhance our cost competitiveness.

•
We refinanced our term debt on substantially better terms. The revised terms resulted in a reduction in interest expense of about $6 million or 3.75 pts per annum. At the same time, we also replaced our $60 million revolving credit facility with a $75 million revolving facility, providing more liquidity at lower interest rates.

School buses have typically been powered by diesel engines. However, in 2007, Blue Bird introduced the first OEM-installed, propane-powered Type C school bus. In addition, over the past two fiscal years Blue Bird introduced and began volume selling of Type C gasoline and Type C CNG powered buses. Propane and gasoline are currently the fastest growing powertrain offering in the school bus market. Blue Bird was, until recently, the only manufacturer of propane-powered Type C buses for school districts and remains the only manufacturer of gasoline-powered school buses. Our management believes that the growth of the propane and gasoline share of total school bus sales will accelerate further with the entrance of our two principal competitors (Thomas Built Bus and IC Bus) into this market. Although propane-powered school buses require some dedicated infrastructure and are somewhat more expensive on a per unit basis than diesel, they are significantly less expensive to operate. Over the lifetime of a school bus, the fuel and maintenance cost savings from the use of propane-powered engines can be substantial. In addition, propane-powered buses are aligned with the increased national focus on green technologies and improving the environment as they generate significantly less emissions than diesel buses. Further, domestically sourced propane gas reduces dependence on foreign sources of oil. Blue Bird is also a leading manufacturer of school buses fueled by CNG. In the school bus industry, CNG is a niche product that is attractive to customers in certain markets that contain an existing refueling infrastructure. CNG requires significantly higher upfront refueling infrastructure investment and higher acquisition cost compared with propane. CNG-powered buses are typically only sold in states that offer significant grants for clean fuel solutions, such as California. To help reduce the upfront investment, we introduced a CNG solution in our Type C bus. This provides a lower product acquisition price for customers who have access to CNG fueling stations.

As a result of the concentration of Blue Bird’s sales in the school bus industry in the United States and Canada, our operations are affected by national, state and local economic and political factors that impact spending for public and, to a lesser extent, private education. However, unlike the discretionary portion of school budgets, the offering of school bus services is typically viewed as a mandatory part of the public infrastructure across the United States and Canada, ensuring that funding for new school buses receives some level of priority in all economic climates. All 50 States, the District of Columbia, and the 13 Canadian Provinces have fleets of school buses in operation.

Bus Segment

Our buses are sold through an extensive network of 50 United States and Canadian dealers that, in their territories, are exclusive to our Company on Type C and D school buses. We also sell directly to major fleet operators, the United States Government, state governments and authorized dealers in a number of foreign countries.

In fiscal 2017, we sold 11,317 buses throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 93% of our buses sold in fiscal 2017 were sold through distributors and dealers (“dealerships”). The Company holds no equity or control position in any dealerships or distributors.

We design, engineer, manufacture and sell three types of buses (Type C school buses, Type D school buses and specialty buses). Each of our Type C and Type D buses is manufactured and assembled on its own dedicated purpose-built chassis in Fort Valley, Georgia. Regardless of specifications, all school bus bodies that we manufacture include our signature 14-gauge one piece steel bows roof system, complemented by a rugged and sturdy floor structure.

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

In fiscal 2017, aftermarket parts sales represented 6.0% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for aftermarket parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 35 suppliers that ship directly to dealers and independent service centers.

Our 50 dealers have approximately 250 aftermarket parts and service locations across the United States and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. As of the end of fiscal 2017, service engineers had an average of 25 years of experience with our Company and are strategically placed throughout the United States and Canada to serve both dealers and end-customers better. The network leverages our parts inventory, technical training and online warranty network to address customer service needs.

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

The United States and Canadian school bus industry for Type C and D buses has averaged approximately 30,700 unit sales annually between 1985 and 2017. Unit sales for fiscal 2017 are projected to be about 35,200, an increase of 7.0% versus fiscal 2016.

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

The school bus industry is currently in recovery, supported by positive demographic trends. Our management believes, based on our industry forecast model developed using R.L. Polk school bus registration data and considering population changes of school age children, that Type C and Type D school bus registrations are expected to grow by 1% to 2% annually between fiscal 2018 and fiscal 2020. Our management believes that there will be a continued recovery for the school bus industry. We believe that (i) the industry has been operating below its historical long-term average of approximately 30,700 unit sales per year since the recession - fiscal 2017 is only the second year since the recession in which unit sales exceeded this historical average, signaling the ability of the industry to now address the pent-up demand accumulated from fiscal 2009 to fiscal 2015, during which the industry made below-average annual purchases, (ii) there are approximately 150,000 buses in the United States and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is growing.

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

Alternative fuel leadership. We are the market leader in propane, gasoline and CNG fuel powered-buses, having sold approximately eight times more alternative fuel school buses than all of our competitors combined over the period from fiscal 2010 through fiscal 2017. In fiscal 2017 we sold 3,888 propane, gasoline and CNG powered buses, an increase of 40% versus the prior year.

Innovative product leadership. We have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG school bus, the first unique school bus chassis and the first OEM-manufactured propane bus. During fiscal 2016, we launched the industry's only gasoline powered Type C bus (utilizing an exclusive Ford and Roush Cleantech powertrain) and we were first-to-market with Electronic Stability Control, the new Cummins V8 ISV Diesel engine and Eaton transmissions as available options. We introduced a Type C CNG powered bus in fiscal 2016 based on the exclusive Ford and Roush CleanTech powertrain. In fiscal 2017, we introduced the Type C and Type D electric vehicle offerings which we expect to be commercially available in fiscal 2018. Research and development costs were $7.0 million and $5.4 million for the fiscal years ended 2017 and 2016, respectively.

Strong distribution model. We have built an extensive, experienced network of 50 dealers to distribute our buses across the United States and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 27 years with us and do not sell competing Type C or D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,988 people (full-time and part-time hourly employees) that support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the United States and Canadian school bus industry.

Sales Volume

In fiscal 2017, we sold 11,317 Type C/D buses, including 10,867 school buses, 194 commercial buses, 39 export buses and 217 GSA (Government Services Administration) buses. Our Type C school bus accounted for 78% of unit sales and our Type D school bus accounted for 18% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 4% of unit sales.

Our Dealer Network

During fiscal 2017, we sold approximately 93% of our vehicles through our United States and Canadian dealer network, currently consisting of 50 dealers that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the United States and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors and key officials in their states.

Our dealers have access to financing through Blue Bird Capital Services (“BBCS”), a private-label financing product maintained by an independent third party, De Lage Landen, a member of the Rabobank Group. In September 2017, we signed a contract with TCF Inventory Finance, Inc. under substantially similar terms as De Lage Landen. We do not assume any balance sheet risk with respect to this type of financing and do not receive any direct economic benefit from BBCS.

Other Distribution Channels

Fleet Operators. We also sell school buses directly to large national fleets that span multiple states and such sales are managed internally by our National Account Sales Team.

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

U.S. Government; Other Specialty Sales. We also sell buses through our United States General Services Administration (“GSA”) contract, an expedited procurement procedure designed to meet the needs of bus customers authorized to purchase through the GSA contracting offices, including the U.S. Air Force, U.S. Army, Homeland Security and the U.S. Department of Agriculture. This full line of bus models is configured for adult or school bus use. In addition to the base GSA specifications, we offer several additional configurations to provide a wide range of passenger capacities and optional features. We also offer a full line of activity bus and Multi-Function School Activity Bus (“MFSAB”) products. With varying vehicle sizes, capacities, fuel choices, and engine types, our bus options enable our customers to tailor their transportation solutions to their specific needs, be it transporting a church congregation or shuttling workers to job sites.

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

Suppliers

We purchase our engine and transmission components on a single-source basis from major OEM manufacturers with sophisticated engineering, production and logistics capabilities, as reflected in the table below:

Component	OEM Supplier
Diesel engines	Cummins Inc.
Diesel emissions kits	Cummins Inc.
Propane and gasoline engines and transmissions	Ford Motor Company
Diesel transmissions	Allison Transmission
Propane and gasoline fueling kits	Roush CleanTech

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base (reducing the supplier base by approximately one-third in the last five years) and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with underperforming suppliers in order to enhance performance. At September 30, 2017, we had in place long-term supply contracts (addressing both component price and supply) covering over 85% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

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

Seasonality

Our business is highly seasonal. Most school districts seek to buy their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. As a result, our two busiest quarters are our third and fourth fiscal quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. For example, our revenues are typically highest in our third and fourth fiscal quarters. Working capital, on the other hand, is typically a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter. We typically conduct planned shutdowns during our first fiscal quarter.

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

Research and Development

Research and development costs were $7.0 million and $5.4 million for the fiscal years ended 2017 and 2016, respectively. Refer to Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, to the accompanying consolidated financial statements for further information on research and development.

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

The following table provides our worldwide backlog:

(dollars in millions)	Units	Value
2017	1,446	$128.7
2016	1,193	$102.9

Employees

At September 30, 2017, we employed 2,311 employees, consisting of 2,006 full-time and part-time hourly and 305 salaried employees. Our workforce is non-union.

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

The school bus market is predominantly driven by long-term trends in the level of spending by municipalities. The principal factors underlying spending by municipalities are housing prices, property tax levels, municipal budgeting issues and voter initiatives. Demand for school buses is further influenced by overall acquisition priorities of municipalities, availability of school bus financing, student population changes, school district busing policies, price and other competitive factors, fuel prices and environmental regulations. Significant deterioration in the economic environment, housing prices, property tax levels or municipal budgets could result in fewer new orders for school buses or could cause customers to seek to postpone or reduce orders, which could result in lower revenues, profitability and cash flows.

Our products may not achieve or maintain market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which, at the consolidated level, have potential access to more technical, financial and marketing resources than our Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Both Thomas Built Bus and IC Bus sell propane-powered school buses. This brings Thomas Built Bus and IC Bus into direct competition with our propane-powered school buses. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the United States to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

We continue to optimize our product offerings to meet customer needs and specifications. While we target product offerings to meet customer needs, there is no assurance that our product offerings will be embraced and that we will meet our sales projections.

Our business is cyclical, which has had, and could have future, adverse effects on our sales and results of operations and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

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

We rely on specialist suppliers for critical components (including engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing procedures, which entail costs and take time. The lack of ready-to-implement alternatives could give such suppliers, some of which have substantial market power, significant leverage over us if these suppliers elected to exert their market power over us, which leverage could adversely impact the terms and conditions, including pricing and delivery schedules, pursuant to which we purchase these products from these suppliers.
We seek to mitigate the risk of losing supply from our key suppliers by entering into long-term agreements, and by commencing contract negotiations with suppliers of critical components significantly before contract expiration dates. We have also diversified the suppliers of key components such as engines and transmissions.

If any of our critical component suppliers limit or reduce the supply of components due to commercial reasons, financial difficulties or other problems that prevent them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These single-source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships.

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

We currently rely on a limited number of single-source suppliers for important component parts. Our major single-source suppliers are Cummins, Inc. and Cummins Emission Solutions (diesel engines and emission components), Ford and Roush CleanTech (propane and gasoline engines, powertrain and up-fit), Bendix Commercial Vehicle Systems (control modules), Specialty Manufacturing, Inc. (rubber flooring, step treads, and stop & crossing arms), Paramount Manufacturing Co., Inc. (plastics and fiberglass), TRW Commercial Steering (steering), Lippert Components (windows), and HSM (seat components). Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position.

New laws, regulations or policies of governmental organizations regarding environmental, health and safety standards, or changes in existing ones, may have a significant negative effect on how we do business.

Our products must satisfy various legal, environmental, health and safety requirements, including applicable emissions and fuel economy requirements. Meeting or exceeding government-mandated safety standards can be difficult and costly. Such regulations are extensive and may, in certain circumstances, operate at cross purposes. While we are managing our product development and production operations to reduce costs, unique local, state, federal and international standards can result in additional costs for product development, testing and manufacturing. We depend on third party sole-source suppliers to comply with applicable emissions and fuel economy standards in the manufacture of engines supplied to us for our buses. Increased environmental, safety, emissions, fuel economy or other regulations may result in additional costs and lag time to introduce new products to market.

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

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our raw material inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing equipment. This retooling may limit our production capacity at certain times in the future, which could materially adversely affect our results of operations and financial condition. In addition, the expansion, reconfiguration, maintenance and modernization of existing manufacturing facilities and the start-up of new manufacturing operations, could increase the risk of production delays and require significant investments of capital.

We may incur material losses and costs related to product warranty claims.

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

We face an inherent risk of exposure to product liability claims if the use of our products results, or is alleged to result, in personal injury and/or property damage. If we manufacture a defective product or if component failures result in damages that are not covered by warranty provisions, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims. We could also incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for all liabilities we could incur and may not continue to be available in amounts and on terms acceptable to us. Significant product liability claims could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, the adverse publicity that may result from a product liability claim or perceived or actual defect with our products could have a material adverse effect on our ability to market our products successfully.

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
If we are unable to renew a contract with one or more of our significant dealers, our revenues and results of operations could be adversely affected until an alternative solution is implemented (e.g., a new dealer or combining the territory with another, existing Blue Bird dealer). If dealer agreements are terminated with one or more of our top 10 dealers, significant orders are canceled or delayed or we incur a significant decrease in the level of purchases from any of our top 10 dealers, our sales and operating results would be adversely impacted. In addition, our new bus orders are subject to potential reduction, cancellation and/or significant delay. Although dealers generally only order buses from us after they have a firm order from a school district, orders for buses are also generally cancelable until 14 weeks prior to delivery.

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

While we have enjoyed good relations and a collaborative approach with our work force, employment relationships can deteriorate over time. Given the extent to which we rely on our employees, any significant deterioration in our relationships with our key employees or overall workforce could materially harm us. We cannot predict how stable our relationships with our employees will be in the future and we may experience work stoppages or labor organizing activity in the future, which could adversely affect our business. Work stoppages or instability in our relationships with our employees could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations. In addition, local economic conditions in the Central Georgia area (where both of our principal manufacturing facilities are located) may impact our ability to attract and retain qualified personnel.

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

DIAN, a Colombian governmental taxing agency, has ruled that our Sigma buses must pay tariffs as they are imported into Colombia. The Importer, our dealer in Colombia, has appealed the decision. An adverse outcome would adversely impact any future sales into Colombia.

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

Potential environmental violations have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. That investigation revealed several areas requiring further assessment and, potentially, remediation, and the implementation of a corrective action plan is ongoing. The proposed remedial actions to be included in the corrective action plan could range from little to no active remediation to institutional controls (such as barriers, groundwater use restrictions and similar protective devices) or active remedial measures. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition.

Our worker’s compensation insurance may not provide adequate coverage against potential liabilities.

Although we maintain a workers’ compensation insurance stop loss policy to cover us for costs and expenses we may incur due to injuries to our employees resulting from work-related injuries over our self-insured limit, this insurance may not provide adequate coverage against potential liabilities as we incur the costs and expenses up to our self-insured limit. In addition, we may incur substantial costs in order to comply with current or future health and safety laws and regulations. These current or future laws and regulations may negatively impact our manufacturing operations. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our future competitiveness and ability to achieve long-term profitability depend on our ability to control costs, which requires us to improve our organization continuously and to increase operating efficiencies and reduce costs.

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

Our future growth, including the potential for future market expansion and opportunities for future international growth, may require substantial additional capital. We will consider raising additional funds through various financing sources, including the sale of our equity securities or the procurement of additional commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

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

In the past we have had material weaknesses in our internal control over financial reporting. If we do not maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Though remediated, in prior years we have identified material weaknesses related to information technology controls related to user access, including access to key financial systems and segregation of duties.

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

Other Risk Factors Relating to an Investment in Our Common Stock

Our only significant asset is ownership of 100% of the capital stock of School Bus Holdings and we do not currently intend to pay cash dividends on our Common Stock. Consequently, stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

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

Approximately 50.2% of our Common Stock is owned by ASP Holdings LLC, an entity owned by American Securities LLC ("American Securities") (excluding shares issuable upon conversion of our Series A Preferred Stock and exercise of warrants). As a result, American

Securities has the ability to determine the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting, and generally requires in the same report a report by the independent registered public accounting firm on the effectiveness of internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earliest of (1) the last day of the fiscal year (a) following January 23, 2019, the fifth anniversary of Hennessy Capital’s initial public offering, or (b) in which we have total annual gross revenues of at least $1.07 billion, or (2) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

On May 28, 2015, we registered 3,700,000 Common Stock shares which represents the common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At September 30, 2017, there were 1,215,185 Common Stock shares remaining to be issued under the Incentive Plan.

Warrants are exercisable for our Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

At September 30, 2017, there were 4,925,186 warrants outstanding to purchase an aggregate of 2,462,593 shares of our Common Stock, each of which is exercisable. Each warrant entitles the holder thereof to purchase one-half of one share of our Common Stock at a price of $5.75 per half share ($11.50 per whole share), subject to adjustment. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

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

•
permitting the removal of directors with or without cause by stockholders voting a majority of the votes cast if, at any time and for so long as, American Securities beneficially owns, in the aggregate, capital stock representing at least 40% of the outstanding shares of our Common Stock;

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

The following table sets forth the high and low sales prices of our Common Stock and Warrants for the fiscal periods indicated as reported by the NASDAQ Global Market and over-the-counter market, as applicable.

	Common Stock		Warrants
	High	Low	High	Low
2017
Fourth Quarter	$20.60	$16.95	$4.50	$2.75
Third Quarter	19.35	16.70	3.95	2.65
Second Quarter	17.15	15.50	3.00	2.15
First Quarter	17.35	14.10	3.00	1.57

2016
Fourth Quarter	$15.07	$11.77	$1.80	$1.00
Third Quarter	11.90	9.95	1.20	0.80
Second Quarter	10.85	8.50	1.00	0.50
First Quarter	11.20	10.14	0.95	0.67

At December 4, 2017, there were 100 holders of record of the Company’s Common Stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at September 30, 2017, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	500,601	$10.07	1,215,185

(1) There are no equity compensation plans not approved by stockholders.

Purchases of Common Stock

During the fiscal year ended September 30, 2017, the Company executed purchases for 864,752 shares of its common stock at an average purchase price per share of $18.23, under the share repurchase program which was authorized in August 2017 by our Board of Directors. The repurchase program allows the Company to spend up to $50.0 million to repurchase, in open market or private transactions, outstanding common stock, series A convertible preferred stock, and/or warrants over a 24 month period ending August 2019.

The following table provides information regarding the Company's purchase of common stock during the three fiscal months ended September 30, 2017:

Period by fiscal month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Repurchases from July 2, 2017 - July 29, 2017	—	—	—	—
Repurchases from July 30, 2017 - August 26, 2017	48,450	$17.77	48,450	$49,140
Repurchases from August 27, 2017 - September 30, 2017	816,302	18.44	816,302	16,007
Total	864,752	$18.23	864,752	$16,007

Item 6.     Selected Financial Data

The Company reports its operations on a 52-53 week fiscal year ending on the Saturday closest to September 30. The following table sets forth selected consolidated financial data of the Company taking into account completion of the Business Combination and the subsequent change of the Company’s fiscal year to the historic fiscal year of School Bus Holdings for each of its four most recent fiscal years, which have been derived from the consolidated financial statements of the Company. See Notes 1, 2, and 4 to the consolidated financial statements for further explanation regarding the effect of the Business Combination and reclassifications.

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

in thousands, except per share data	Fiscal Year
	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS DATA
Net sales	$990,602	$932,010	$919,128	$855,735	$776,558
Cost of goods sold	863,234	802,654	798,733	746,362	684,109
Gross profit	127,368	129,356	120,395	109,373	92,449
Operating expenses
Selling, general and administrative expenses	72,831	102,711	84,561	91,445	65,332
Operating profit	54,537	26,645	35,834	17,928	27,117
Interest expense	(7,251)	(16,412)	(19,078)	(6,156)	(2,371)
Interest income	140	133	113	102	214
Other income (expense), net	1	(26)	—	72	96
Loss on debt extinguishment	(10,142)	—	—	—	—
Income before income taxes	37,285	10,340	16,869	11,946	25,056
Income tax (expense) benefit	(11,832)	(5,989)	(4,442)	(10,441)	27,544
Equity in net income of non-consolidated affiliate	3,307	2,877	2,634	1,210	1,767
Net income from continuing operations	28,760	7,228	15,061	2,715	54,367
Income (loss) from discontinued operations, net of tax	41	(328)	(129)	42	(159)
Net income	28,801	6,900	14,932	2,757	54,208
Less: preferred stock dividends	4,261	3,878	2,438	—	—
Less: preferred stock repurchase	6,091	—	—	—	—
Net income available to common stockholders	$18,449	$3,022	$12,494	$2,757	$54,208

EARNINGS PER SHARE DATA
Basic earnings per share, continuing operations	$0.79	$0.16	$0.60	$0.13	$2.46
Diluted earnings per share, continuing operations	0.74	0.16	0.59	0.13	2.46

BALANCE SHEET DATA
Total assets	$295,816	$277,866	$266,725	$290,455	$262,446
Long-term debt	143,224	140,366	175,418	209,640	9,470
Total liabilities	354,326	364,840	387,955	439,250	183,028
Total stockholders' (deficit) equity	(58,510)	(86,974)	(121,230)	(148,795)	79,418

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ending September 30, 2017, October 1, 2016 and October 3, 2015 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 30, 2017 as “fiscal 2017”. We refer to the fiscal year ended October 1, 2016 as “fiscal 2016” and we refer to the fiscal year ended October 3, 2015 as “fiscal 2015”. In fiscal years 2017 and 2016, there were a total of 52 weeks. In fiscal year 2015, there was a total of 53 weeks.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our Consolidated Statements of Operations are principally driven by the following factors:

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

•	Equity in net income of non-consolidated affiliate. This line item records our share of income or loss from our investment in Micro Bird, our unconsolidated 50/50 Canadian joint venture.

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

Our Segments

We manage our business in two operating segments, which are also our reportable segments (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties and (ii) the Aftermarket Parts segment, which includes the sales of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the fiscal years ended September 30, 2017 and October 1, 2016:

(in thousands of dollars)	2017	2016
Net sales	$990,602	$932,010
Cost of goods sold	863,234	802,654
Gross profit	$127,368	$129,356
Operating expenses
Selling, general and administrative expenses	72,831	102,711
Operating profit	$54,537	$26,645
Interest expense	(7,251)	(16,412)
Interest income	140	133
Other income (expense), net	1	(26)
Loss on debt extinguishment	(10,142)	—
Income before income taxes	$37,285	$10,340
Income tax expense	(11,832)	(5,989)
Equity in net income of non-consolidated affiliate	3,307	2,877
Net income from continuing operations	$28,760	$7,228
Income (loss) from discontinued operations, net of tax	41	(328)
Net income	$28,801	$6,900
Other financial data:
Adjusted EBITDA	$68,904	$72,153
Adjusted EBITDA margin	7.0%	7.7%

The following provides the results of operations of Blue Bird's two reportable segments:

	2017	2016
Net Sales by Segment
Bus	$930,738	$876,087
Parts	59,864	55,923
Total	$990,602	$932,010

Gross Profit by Segment
Bus	$106,462	$108,232
Parts	20,906	21,124
Total	$127,368	$129,356

Net sales. Total net sales were $990.6 million for the fiscal year ended 2017, an increase of $58.6 million, or 6.3%, compared to $932.0 million for the fiscal year ended 2016, reflecting an increase in units booked, which were 11,317 units for the fiscal year ended 2017, compared to 10,616 units for the fiscal year ended 2016.

For the bus segment, the average net sales price per unit for the fiscal year ended 2017 was 0.3% lower than the price per unit for the fiscal year ended 2016. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales increased $3.9 million, or 7.0%, for the fiscal year ended 2017 compared to fiscal year ended 2016 due to the expansion of product offerings as well as new incentive and shipping programs launched in 2017.

Cost of goods sold. Total cost of goods sold was $863.2 million for the fiscal year ended 2017, an increase of $60.6 million, or 7.5%, compared to $802.7 million for the fiscal year ended 2016, reflecting increased bus segment cost of goods sold totaling $56.4 million, or 7.3%, and increased parts segment cost of goods sold totaling $4.2 million, or 12.0%. As a percentage of net sales, total cost of goods sold increased from 86.1% to 87.1%.

For the bus segment, the average cost of goods sold per unit for the fiscal year ended 2017 was 0.7% higher compared to the average cost of goods sold per unit for the fiscal year ended 2016. This mainly reflects a change in material costs driven primarily by higher commodity costs.

The $4.2 million increase in parts segment cost of goods sold for the fiscal year ended 2017 compared to the fiscal year ended 2016 was primarily attributed to increased part sales volume.

Operating profit. Operating profit was $54.5 million for the fiscal year ended 2017, an increase of $27.9 million, or 104.7%, compared to $26.6 million for the fiscal year ended 2016. Profitability was positively impacted by a decrease of $29.9 million in selling, general and administrative expenses, which was partially offset by a decrease of $2.0 million in gross profit. Selling, general and administrative expenses for fiscal year ended 2016 included expenses incurred from the change in control transaction, of which $17.1 million was a non-recurring special compensation expense and $9.8 million more share-based compensation expense, primarily due to an accelerated vesting of equity awards as a result of the change in control.

Interest expense. Interest expense was $7.3 million for the fiscal year ended 2017, a decrease of $9.2 million, or 55.8%, compared to $16.4 million for the fiscal year ended 2016. The decrease was primarily attributed to the decrease in our effective interest rate resulting from the new credit facility we entered into in December 2016, as well as lower average borrowing levels.

Income tax expense. Income tax expense was $11.8 million for the fiscal year ended 2017, compared to an income tax expense of $6.0 million for the fiscal year ended 2016. The increase was primarily due to an increase in pre-tax income.

The effective tax rate for the fiscal year ended 2017 was 31.7%, which differed from the statutory federal income tax rate of 35%, reflecting the benefits of income tax credits, the domestic production activities deduction, and recording a tax windfall from share-based compensation awards exercised, which were offset by the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions. The effective tax rate for the fiscal year ended 2016 was 57.9%, which differed from the statutory federal income tax rate of 35% primarily from discrete items in the period, including interest and penalties on uncertain tax positions, investor tax on our Micro Bird joint venture, limitation on the deductibility of certain share-based compensation, and a net tax shortfall, recorded as expense, associated with the vesting of share-based compensation awards.

Adjusted EBITDA. Adjusted EBITDA was $68.9 million, or 7.0% of net sales, for the fiscal year ended 2017, a decrease of $3.2 million, or 4.5%, compared to $72.2 million, or 7.7% of net sales, for the fiscal year ended 2016. The decrease in adjusted EBITDA was primarily the result of decreased gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands of dollars)	2017	2016
Net income	$28,801	$6,900
Income (loss) from discontinued operations, net of tax	41	(328)
Net income from continuing operations	$28,760	$7,228
Interest expense, net	7,111	16,279
Income tax expense	11,832	5,989
Depreciation, amortization, and disposals	8,205	8,118
Loss on debt extinguishment	10,142	—
Special compensation payment	—	17,128
Business combination expenses	(174)	3,798
One-time post-retirement benefit adjustment	—	896
Share-based compensation	1,270	12,717
Product redesign initiatives	1,758	—
Adjusted EBITDA	$68,904	$72,153
Adjusted EBITDA margin (percentage of net sales)	7.0%	7.7%

Consolidated Results of Operations for the fiscal years ended October 1, 2016 and October 3, 2015:

(in thousands of dollars)	2016	2015
Net sales	$932,010	$919,128
Cost of goods sold	802,654	798,733
Gross profit	$129,356	$120,395
Operating expenses
Selling, general and administrative expenses	102,711	84,561
Operating profit	$26,645	$35,834
Interest expense	(16,412)	(19,078)
Interest income	133	113
Other expense, net	(26)	—
Income before income taxes	$10,340	$16,869
Income tax expense	(5,989)	(4,442)
Equity in net income of non-consolidated affiliate	2,877	2,634
Net income from continuing operations	$7,228	$15,061
Loss from discontinued operations, net of tax	(328)	(129)
Net income	$6,900	$14,932
Other financial data:
Adjusted EBITDA	$72,153	$69,865
Adjusted EBITDA margin	7.7%	7.6%

The following provides the results of operations of Blue Bird's two reportable segments:

	2016	2015
Net Sales by Segment
Bus	$876,087	$861,665
Parts	55,923	57,463
Total	$932,010	$919,128

Gross Profit by Segment
Bus	$108,232	$99,341
Parts	21,124	21,054
Total	$129,356	$120,395

Net sales. Net sales were $932.0 million for the fiscal year ended 2016, an increase of $12.9 million, or 1.4%, compared to $919.1 million for the fiscal year ended 2015, reflecting an increase in units booked, which were 10,616 units for the fiscal year ended 2016, compared to 10,378 units for the fiscal year ended 2015.

For the bus segment, the average net sales price per unit for the fiscal year ended 2016 was 0.6% lower than the price per unit for the fiscal year ended 2015. This decrease in unit price mainly reflects product and customer mix changes.

Parts sales decreased $1.5 million, or 2.7%, for the fiscal year ended 2016 compared to the fiscal year ended 2015 due to decreased parts sales volume.

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

The $1.6 million decrease in parts segment cost of goods sold for the fiscal year ended 2016 compared to the fiscal year ended 2015 was primarily attributed to decreased parts sales volume.

Operating profit. Total operating profit was $26.6 million for the fiscal year ended 2016, a decrease of $9.2 million, or 25.6%, compared to $35.8 million for the fiscal year ended 2015. Profitability was positively impacted by an increase of $9.0 million in gross profit, which was offset by an increase of $18.2 million in selling, general and administrative expenses, due primarily to expenses incurred from the change in control transaction in June of 2016, including (1) a special compensation payment, which was $3.3 million higher compared to 2015, and (2) share-based compensation expense, which was $11.1 million higher compared to 2015, primarily from the vesting of all outstanding share-based awards in conjunction with the change in control.

Interest expense. Interest expense was $16.4 million for the fiscal year ended 2016, a decrease of $2.7 million, or 14.0%, compared to $19.1 million for the fiscal year ended 2015. The decrease was primarily attributed to lower average borrowing levels.

Income tax expense. Income tax expense was $6.0 million for the fiscal year ended 2016, compared to income tax expense of $4.4 million for the fiscal year ended 2015.

The effective tax rate for the fiscal year ended 2016 was 57.9%, which differed from the federal statutory tax rate of 35% primarily from discrete items in the period, including interest and penalties on uncertain tax positions, investor tax on our Micro Bird joint venture, limitation on the deductibility of certain share-based compensation, and a net tax shortfall, recorded as expense, associated with the vesting of share-based compensation awards pursuant to the adoption of ASU 2016-09. The effective tax rate for the fiscal year ended 2015 was 26.3%, which differed from the federal statutory tax rate of 35.0%, primarily as a result of the benefit from the change in our Micro Bird joint venture tax rate, domestic production activities deduction, state tax items and other permanent items, which were partially offset by interest and penalties on uncertain tax positions as well as transaction costs.

Adjusted EBITDA. Adjusted EBITDA was $72.2 million, or 7.7% of net sales, for the fiscal year ended 2016, an increase of $2.3 million, or 3.3%, compared to $69.9 million, or 7.6% of net sales, for the fiscal year ended 2015. The increase in adjusted EBITDA is primarily the result of higher gross profit, partially offset by increased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands of dollars)	2016	2015
Net income	$6,900	14,932
Loss from discontinued operations, net of tax	(328)	(129)
Net income from continuing operations	$7,228	$15,061
Interest expense, net	16,279	18,965
Income tax expense	5,989	4,442
Depreciation, amortization, and disposals	8,118	9,300
Special compensation payment (1)	17,128	13,788
Public company expenses, non-recurring	—	3,148
Business combination expenses	3,798	3,526
One-time post-retirement benefit adjustment	896	—
Share-based compensation	12,717	1,635
Adjusted EBITDA	$72,153	$69,865
Adjusted EBITDA margin (percentage of net sales)	7.7%	7.6%

(1) The special compensation payments for fiscal 2016 and 2015 were primarily funded by contributions from our former majority stockholder concurrent with the June 2016 change in control and the Business Combination, respectively. With the 2016 payment and change in majority ownership, this incentive program has concluded.

Liquidity and Capital Resources

Background. The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the credit facility. At September 30, 2017, the Company had $62.6 million of available cash (net of outstanding checks) and $67.3 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Indebtedness. On December 12, 2016 (the “Closing Date”), Blue Bird Body Company as the borrower (the "Borrower"), a wholly-owned subsidiary of the Company, executed a $235.0 million five-year credit agreement with Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as Co-Syndication Agent, together with other lenders (the "Credit Agreement").

The credit facility provided for under the Credit Agreement consists of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility includes a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the Closing Date, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the loans under the Credit Facilities that were borrowed on the Closing Date were used to finance in part, together with available cash on hand, (i) the repayment of certain existing indebtedness of the Company and its subsidiaries, and (ii) transaction costs associated with the consummation of the Credit Facilities.

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

Under the Credit Agreement, the principal of the initial Term Loan Facility must be paid in quarterly installments on the last day of each fiscal quarter, in an amount equal to (i) $2.0 million per quarter beginning on the last day of the Company's second fiscal quarter in 2017 through the last day of the Company's first fiscal quarter in 2020, (ii) $3.0 million beginning on the last day of the second fiscal quarter of the Company in 2020 through the last day of the first fiscal quarter of the Company in 2021, and (iii) $4.0 million beginning on the last day of the second fiscal quarter of the Company in 2021 through the last day of the fourth fiscal quarter of the Company in 2021, with the remaining principal amount due at maturity. The loans under the Credit Facility may be prepaid without penalty or premium. Certain mandatory prepayments in respect of the outstanding loans or the term loans, as applicable, are required, including prepayments from the proceeds of certain dispositions and the incurrence of certain debt obligations, as well as prepayments based on the annual excess cash flow of the Company and its subsidiaries.

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

There are customary events of default under the Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the Credit Agreement, (ii) insolvency of the Company or its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against the Company or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the Credit Agreement), or (vi) a change of control of the Company, in each case subject to limitations and exceptions as set forth in the Credit Agreement.

The Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, including, among other exceptions, (i) in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio on such date that is 0.25x less than the ratio required by the Credit Agreement at such date and the Company and its subsidiaries have not less than $5.0 million in the aggregate of Unrestricted Cash (as defined in the Credit Agreement) plus remaining availability under the revolving commitments, (ii) in an amount that would not cause the Total Net Leverage Ratio to exceed 2.75 to 1.00, provided that there is not a continuing default and the Company and its subsidiaries have at least $5.0 million in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments, (iii) to make payments under the Certificate of Designations of the Company's outstanding preferred stock in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, provided that there is not a continuing default, the Company maintains a Total Net Leverage Ratio that does not exceed 3.25 to 1.00 and the Company and its subsidiaries have at least $5.0 million in the aggregate of Unrestricted Cash plus remaining availability under the revolving commitments, and (iv) in an amount not to exceed $15.0 million provided that there is not a continuing default.

The Company must also maintain a Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA (which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing elsewhere in this Report, such as losses or gains on asset dispositions and non-cash losses or gains on swap agreements) at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. The Total Net Leverage Ratio requirements are as follows:

Period	Maximum Total Net Leverage Ratio
Closing Date through the third fiscal quarter of the 2017 fiscal year	4.00:1.00
Fourth fiscal quarter of the 2017 fiscal year through the first fiscal quarter of the 2019 fiscal year	3.75:1.00
Second fiscal quarter of the 2019 fiscal year and thereafter	3.50:1.00

At September 30, 2017, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

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

Seasonality

Our business is highly seasonal. Most school districts seek to buy their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. As a result, our two busiest quarters are our third and fourth fiscal quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. For example, our revenues are typically highest in our third and fourth fiscal quarters. There are, however, variations in the seasonal demands from year to year depending, in part, on large direct sales to major fleet customers for which short-term trade credit is generally offered. Working capital, on the other hand, is typically a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter. We typically conduct planned shutdowns during our first fiscal quarter.

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
Cash and cash equivalents, beginning of year	$52,309	$52,861	$61,137
Total cash provided by operating activities	47,641	25,105	23,366
Total cash used in investing activities	(9,204)	(9,583)	(5,190)
Total cash used in financing activities	(28,130)	(16,074)	(26,452)
Change in cash and cash equivalents	10,307	(552)	(8,276)
Cash and cash equivalents, end of year	$62,616	$52,309	$52,861
Depreciation and amortization expense	8,180	8,046	8,790
Cash paid for fixed assets and acquired intangible assets	$9,252	$9,583	$5,190

Total cash provided by operating activities

Cash flows provided by operating activities totaled $47.6 million for the fiscal year ended 2017, as compared with $25.1 million of cash flows provided by operating activities for the fiscal year ended 2016. The $22.5 million increase was primarily attributed to a $21.9 million increase in net income that was partially offset by $12.3 million more of total non-cash components in net income, improved working capital levels of $8.2 million, and an increase of $2.3 million in dividends received from our Micro Bird joint venture.

Cash flows provided by operating activities totaled $25.1 million for the fiscal year ended 2016, as compared with $23.4 million of cash flows provided by operating activities for the fiscal year ended 2015. The $1.7 million increase was primarily attributed to a $2.3 million dividend received from our Micro Bird joint venture.

Total cash used in investing activities

Cash flows used in investing activities totaled $9.2 million for the fiscal year ended 2017, as compared with $9.6 million of cash flows used in investing activities for the fiscal year ended 2016. The $0.4 million decrease in cash used is mainly attributed to cash paid for fixed assets.

Cash flows used in investing activities totaled $9.6 million for the fiscal year ended 2016, as compared with $5.2 million of cash flows used in investing activities for the fiscal year ended 2015. The $4.4 million increase in cash used was cash paid for fixed and acquired intangible assets primarily related to IT infrastructure improvements.

Total cash used in financing activities

Cash used in financing activities totaled $28.1 million for the fiscal year ended 2017, as compared with $16.1 million in cash used in financing activities for the fiscal year ended 2016. The $12.1 million increase in cash used was mainly attributed to $34.3 million in cash spent on share repurchases under the share repurchase program and a $17.0 million decrease in contributions from our former majority stockholder. The increase in cash used was partially offset by a decrease of $30.8 million in cash paid for principal payments on debt and an increase of $11.2 million in cash received for warrant exercises.

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

(in thousands of dollars)	2017	2016	2015
Net cash provided by continuing operations	$47,875	$25,297	$23,495
Cash paid for fixed assets and acquired intangible assets	(9,252)	(9,583)	(5,190)
Free cash flow	$38,623	$15,714	$18,305

Free cash flow for the fiscal year ended 2017 was $22.9 million higher than free cash flow for the fiscal year ended 2016, which was primarily driven by an increase in net income of $21.9 million.

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

We had outstanding letters of credit totaling $7.7 million at September 30, 2017, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At September 30, 2017, there were 2.5 million shares of common stock issuable upon exercise of outstanding warrants.

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

The Company classifies shipping and handling revenues and costs billed to a customer as net sales on the Consolidated Statements of Operations and the related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations. Inbound shipping and handling costs and outbound shipping costs which are paid for by the Company and not charged to a customer are recorded in cost of goods sold on the Consolidated Statements of Operations.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At September 30, 2017 and October 1, 2016, reserves totaled approximately $5.4 million and $6.5 million, respectively.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, as of September 30, 2017, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $8.6 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $9.4 million.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine warranty reserve calculates average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides for accuracy in addressing reserve requirements. Management believes the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring future adjustments.

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period, which approximates the manner in which earned, and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations. The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

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

Interest Rate Risk

At September 30, 2017, the Company carried $154.0 million of term loan debt with a rate of LIBOR plus 175 basis points. At September 30, 2017, a 100 basis point increase or decrease in Blue Bird’s effective interest rate under its Credit Facilities would result in additional expense, or reduced expense, of $1.5 million per annum.

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

Currency Risk

The Company transacts substantially all of its sales in United States Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. We may utilize derivative instruments to hedge changes in foreign currency exchange rates for certain transactions with our customers. For non-hedged transactions, we are not exposed to foreign currency risks.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Blue Bird Corporation:
We have audited the accompanying consolidated balance sheets of Blue Bird Corporation and Subsidiaries (the "Company") as of September 30, 2017 and October 1, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the years ended September 30, 2017 and October 1, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Bird Corporation at September 30, 2017 and October 1, 2016, and the results of its operations and its cash flows for the years ended September 30, 2017 and October 1, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying supplemental schedule in the index appearing under Item 15(a)(2) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental schedule is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with the standards of the Public Company Accounting Oversight Board (United States). In our opinion, the supplemental schedule is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ BDO USA, LLP
Atlanta, Georgia
December 8, 2017

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Blue Bird Corporation:

In our opinion, the consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the year ended October 3, 2015 present fairly, in all material respects, the results of operations and cash flows of Blue Bird Corporation and its subsidiaries for the year ended October 3, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended October 3, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
December 15, 2015, except for the effects of the revision discussed in Note 14 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2016 annual report on Form 10-K, as to which the date is December 15, 2016

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	September 30, 2017	October 1, 2016
Assets
Current assets
Cash and cash equivalents	$62,616	$52,309
Accounts receivable, net	10,148	20,315
Inventories	76,155	53,806
Other current assets	11,528	6,104
Total current assets	$160,447	$132,534
Property, plant and equipment, net	34,708	33,466
Goodwill	18,825	18,825
Intangible assets, net	57,481	59,491
Equity investment in affiliate	11,625	12,944
Deferred tax asset	11,755	19,080
Other assets	975	1,526
Total assets	$295,816	$277,866
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$87,331	$80,646
Warranty	8,573	7,972
Accrued expenses	18,229	20,455
Deferred warranty income	6,776	5,666
Other current liabilities	9,847	4,032
Current portion of senior term debt	8,000	11,750
Total current liabilities	$138,756	$130,521
Long-term liabilities
Long-term debt	$143,224	$140,366
Warranty	12,337	11,472
Deferred warranty income	12,519	10,521
Other liabilities	15,064	15,592
Pension	32,426	56,368
Total long-term liabilities	$215,570	$234,319
Guarantees, commitments and contingencies (Note 11)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 400,000 issued with liquidation preference of $40,000 at September 30, 2017 and 500,000 issued with liquidation preference of $50,000 at October 1, 2016	$40,000	$50,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,739,344 and 22,518,058 issued and outstanding at September 30, 2017 and October 1, 2016, respectively.	2	2
Additional paid-in capital	45,418	50,771
Accumulated deficit	(100,055)	(128,856)
Accumulated other comprehensive loss	(43,875)	(58,891)
Total stockholders' deficit	$(58,510)	$(86,974)
Total liabilities and stockholders' deficit	$295,816	$277,866

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2017	2016	2015
Net sales	$990,602	$932,010	$919,128
Cost of goods sold	863,234	802,654	798,733
Gross profit	$127,368	$129,356	$120,395
Operating expenses
Selling, general and administrative expenses	72,831	102,711	84,561
Operating profit	$54,537	$26,645	$35,834
Interest expense	(7,251)	(16,412)	(19,078)
Interest income	140	133	113
Other income (expense), net	1	(26)	—
Loss on debt extinguishment	(10,142)	—	—
Income before income taxes	$37,285	$10,340	$16,869
Income tax expense	(11,832)	(5,989)	(4,442)
Equity in net income of non-consolidated affiliate	3,307	2,877	2,634
Net income from continuing operations	$28,760	$7,228	$15,061
Income (loss) from discontinued operations, net of tax	41	(328)	(129)
Net income	$28,801	$6,900	$14,932

Earnings per share:
Net income (from above)	$28,801	$6,900	$14,932
Less: preferred stock dividends	4,261	3,878	2,438
Less: preferred stock repurchase	6,091	—	—
Net income available to common stockholders	$18,449	$3,022	$12,494

Basic weighted average shares outstanding	23,343,772	21,252,616	21,182,885
Diluted weighted average shares outstanding	24,877,729	21,315,619	25,497,602

Basic earnings per share, continuing operations	$0.79	$0.16	$0.60
Basic earnings per share, discontinued operations	—	(0.02)	(0.01)
Basic earnings per share	$0.79	$0.14	$0.59

Diluted earnings per share, continuing operations	$0.74	$0.16	$0.59
Diluted earnings per share, discontinued operations	—	(0.02)	—
Diluted earnings per share	$0.74	$0.14	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in thousands)	2017	2016	2015
Net income	$28,801	$6,900	$14,932
Other comprehensive income (loss), net of tax
Net change in defined benefit pension plan	15,003	(7,104)	(5,206)
Net unrealized gain (loss) on cash flow hedges	13	(13)	—
Total other comprehensive income (loss), net of tax	$15,016	$(7,117)	$(5,206)
Comprehensive income (loss)	$43,817	$(217)	$9,726

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$28,801	$6,900	$14,932
(Income) loss from discontinued operations, net of tax	(41)	328	129
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	8,180	8,046	8,790
Amortization of debt costs	1,107	3,007	3,010
Share-based compensation	1,270	12,717	1,635
Equity in net income of affiliate	(3,307)	(2,877)	(2,634)
(Gain) loss on disposal of fixed assets	(33)	72	510
Deferred taxes	(1,202)	8,957	(8,626)
Provision for bad debt	—	(5)	34
Amortization of deferred actuarial pension losses	6,291	4,787	3,567
Loss on debt extinguishment	10,142	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,167	(6,564)	7,435
Inventories	(22,349)	(4,626)	22,120
Other assets	(5,469)	(2,457)	(137)
Accounts payable	8,404	(830)	(12,905)
Accrued expenses, pension and other liabilities	1,288	(4,474)	(14,365)
Dividend from equity investment in affiliate	4,626	2,316	—
Total adjustments	$19,115	$18,069	$8,434
Net cash provided by continuing operations	$47,875	$25,297	$23,495
Net cash used in discontinued operations	(234)	(192)	(129)
Total cash provided by operating activities	$47,641	$25,105	$23,366
Cash flows from investing activities
Cash paid for fixed assets and acquired intangible assets	$(9,252)	$(9,583)	$(5,190)
Proceeds from sale of fixed assets	48	—	—
Total cash used in investing activities	$(9,204)	$(9,583)	$(5,190)
Cash flows from financing activities
Repayments under the former senior term loan	(161,500)	(36,750)	(36,750)
Borrowings under the new term loan	156,887	—	—
Repayments under the new term loan	(6,000)	—	—
Cash paid for capital leases	(155)	(221)	(142)
Cash paid for debt issuance costs	(299)	(1,117)	(3,110)
Cash paid to extinguish debt	(507)	—	—
Contributions from former majority stockholder	—	16,971	13,550
Payment of dividends on preferred stock	(4,261)	(2,881)	—
Cash paid for employee taxes on stock option exercises and vested restricted shares	(1,013)	(3,892)	—
Proceeds from exercises of warrants	23,045	11,816	—
Common stock, preferred stock, and warrant repurchases under the share repurchase program	(34,327)	—	—
Total cash used in financing activities	$(28,130)	$(16,074)	$(26,452)
Change in cash and cash equivalents	10,307	(552)	(8,276)
Cash and cash equivalents, beginning of year	52,309	52,861	61,137
Cash and cash equivalents, end of year	$62,616	$52,309	$52,861

	Fiscal Years Ended
(in thousands)	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$6,081	$13,315	$20,011
Income tax paid, net of tax refunds	8,420	159	7,145
Non-cash Investing and Financing Activities:
Capital expenditures funded by capital lease borrowings	$—	$100	$563
Change in accounts payable and other assets for capital additions to property, plant and equipment and intangible assets	(1,719)	2,081	671
Common stock dividend on Series A preferred stock (market value of common shares)	—	998	2,247
Cashless exercise of stock options	4,216	2,312	—
Non-Cash Reverse Merger Activity:
Issuance of Common Stock	$—	$—	$25,000
Issuance of Series A Preferred Stock	—	—	50,000
Shares assumed by legal acquirer	—	—	42,492
Repurchase of Common Stock from majority stockholder	—	—	100,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Convertible Preferred Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 27, 2014	22,000,000	$2	$—	—	$—	$(46,568)	$(102,229)	$(148,795)
Issuance of common stock	2,500,000	0.3	25,000	—	—	—	—	25,000
Issuance of Series A preferred stock	—	—	—	500,000	50,000	—	—	50,000
Shares assumed by legal acquirer	4,980,294	0.5	42,492	—	—	—	—	42,493
Shares purchased from former majority stockholder	(10,000,000)	(1)	(67,492)	—	—	—	(32,508)	(100,001)
Settlement of legal acquirer transaction costs	—	—	—	—	—	—	(14,825)	(14,825)
Contribution from former majority stockholder	—	—	13,550	—	—	—	—	13,550
Warrant exchange	1,212,500	0.1	715	—	—	—	(715)	—
Series A preferred stock dividend	182,088	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,622	—	—	—	—	1,622
Net income	—	—	—	—	—	—	14,932	14,932
Other comprehensive loss, net of tax	—	—	—	—	—	(5,206)	—	(5,206)
Balance, October 3, 2015	20,874,882	$2	$15,887	500,000	$50,000	$(51,774)	$(135,345)	$(121,230)
Business combination tax adjustment	—	—	—	—	—	—	(411)	(411)
Exercise of stock warrants	1,027,493	—	11,816	—	—	—	—	11,816
Restricted stock activity	455,465	—	(3,511)	—	—	—	—	(3,511)
Exercise of stock options, cashless	40,611	—	(381)	—	—	—	—	(381)
Employee stock purchase plan activity	23,673	—	247	—	—	—	—	247
Series A preferred stock dividends	95,934	—	(2,881)	—	—	—	—	(2,881)
Contribution from former majority stockholder	—	—	16,971	—	—	—	—	16,971
Share-based compensation expense	—	—	12,623	—	—	—	—	12,623
Net income	—	—	—	—	—	—	6,900	6,900
Other comprehensive loss, net of tax	—	—	—	—	—	(7,117)	—	(7,117)
Balance, October 1, 2016	22,518,058	$2	$50,771	500,000	$50,000	$(58,891)	$(128,856)	$(86,974)

	Common Stock			Convertible Preferred Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Exercise of stock warrants	2,003,914	—	23,045	—	—	—	—	23,045
Exercise of stock options, cashless	82,124	—	(1,013)	—	—	—	—	(1,013)
Series A preferred stock dividends	—	—	(4,261)	—	—	—	—	(4,261)
Share repurchase program	(864,752)	—	(24,282)	(100,000)	(10,000)	—	—	(34,282)
Share-based compensation expense	—	—	1,158	—	—	—	—	1,158
Net income	—	—	—	—	—	—	28,801	28,801
Other comprehensive income, net of tax	—	—	—	—	—	15,016	—	15,016
Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	$(58,510)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

On February 24, 2015, Hennessy Capital Acquisition Corp. ("HCAC"), a special purpose acquisition company (SPAC), consummated its business combination (the “Business Combination”), pursuant to which HCAC acquired all of the outstanding capital stock of School Bus Holdings, Inc. (“SBH”) from The Traxis Group B.V. (the “Seller”). SBH operates its business of designing and manufacturing school buses through subsidiaries and under the Blue Bird Corporation (“Blue Bird”) name. In the Business Combination, the total purchase price was paid in a combination of cash ($100.0 million) and in shares of HCAC’s Common Stock (12,000,000 shares valued at a total of $120.0 million). In connection with the closing of the Business Combination, we changed our name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation.

Upon consummation of the Business Combination, SBH became a wholly-owned subsidiary of Blue Bird Corporation and SBH’s direct and indirect subsidiaries became indirect subsidiaries of our parent corporation. We listed our Common Stock and Public Warrants on NASDAQ under the symbols “BLBD” and “BLBDW,” respectively, effective February 25, 2015. Our warrants began trading on the OTCQB on June 2, 2015 as the warrants do not currently meet the round lot requirement of NASDAQ.

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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal years 2017 and 2016, there were a total of 52 weeks. In fiscal year 2015, there was a total of 53 weeks.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Discontinued Operations

In 2007 Blue Bird sold its entire coach business to an unrelated third party. Results of operations for this disposed business have been classified as discontinued operations since 2007. Net income (loss), net of tax, associated with these discontinued operations were $0.0 million, $(0.3) million, and $(0.1) million for the fiscal years ended 2017, 2016, and 2015, respectively.

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

The Company classifies shipping and handling revenues and costs billed to a customer as net sales on the Consolidated Statements of Operations and the related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations.

See Note 3, Supplemental Financial Information, for further information on warranties and shipping and handling costs.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims, using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. See Note 3, Supplemental Financial Information, and Note 16, Benefit Plans, for further information.

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

Costs, including capitalized interest and certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction in progress and are not depreciated until such time as the subject asset is placed in service. Repairs and maintenance that do not extend the useful life of the asset are expensed as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in our Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If we are required to analyze recoverability based on a triggering event, undiscounted future cash flows over the estimated remaining life of the asset, or asset group, are projected. If these projected cash flows are less than the carrying amount, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Judgments regarding the existence of impairment indicators are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. No impairment charge was recognized in any of the periods presented.

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

We have two reporting units for which we test goodwill for impairment: Bus and Aftermarket Parts ("Aftermarket Parts" or "Parts"). In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $2.8 million and $9.4 million at September 30, 2017 and October 1, 2016, respectively, incurred in connection with its debt facilities and related amendments. Commitment fees and other costs directly associated with obtaining revolving credit facilities are deferred financing costs which are recorded in other assets on the Consolidated Balance Sheets, for which the Company recorded $0.0 million and $0.7 million at September 30, 2017 and October 1, 2016, respectively.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan; issue costs related to the revolver are amortized using the straight-line method. The Company’s amortization of these costs was $1.1 million, $3.0 million and $3.0 million for the fiscal years ended 2017, 2016 and 2015, respectively, and are reflected in the Consolidated Statements of Operations as a component of interest expense. See Note 9, Debt, for a discussion of the Company’s indebtedness.

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

If realized, gains and losses on derivative instruments are recognized in the Consolidated Statements of Comprehensive Income (Loss) in the line item that reflects the underlying exposure that was hedged. The exchange of cash, if any, associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships. See Note 18, Foreign Exchange Contracts, for further information.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2017. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations in its Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules.

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

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period, which approximates the manner in which earned, and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line on the Consolidated Statements of Operations. The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date. See Note 3, Supplemental Financial Information, for further information.

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses in our Consolidated Statements of Operations. For the fiscal years ended 2017, 2016 and 2015, the Company expensed $7.0 million, $5.4 million and $5.2 million, respectively, in the Consolidated Statements of Operations, related to research and development.

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

Environmental Liabilities

The Company records reserves for environmental liabilities on a discounted basis when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. See Note 11, Guarantees, Commitments and Contingencies, for further information.

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is the Company’s President and Chief Executive Officer. As discussed further in Note 12, Segment Information, the Company determined its operating and reportable segments to be Bus and Aftermarket Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network.

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

ASU 2016-12 and 2016-10 — In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and in April 2016 issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide further clarification to be considered when implementing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASUs are effective concurrently with ASU 2014-09, which is effective for the Company in fiscal 2019. We are finalizing our evaluation of the impact this guidance will have on our financial statements and related disclosures.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This standard will not be effective for us until fiscal 2020. We are currently evaluating the impact the standard will have on our consolidated financial statements, but do not expect the impact to be significant to the users of our financial statements.

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

(in thousands of dollars)	September 30, 2017	October 1, 2016
Accounts receivable	$10,248	$20,415
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$10,148	$20,315

Product Warranties

The Company's products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded in the year the unit is sold. The methodology to determine the warranty reserve calculates the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides for accuracy in addressing reserve requirements. Actual claims incurred could differ from calculated estimates, requiring future adjustments.
The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
Balance at beginning of period	$19,444	$17,661	$15,559
Add: current period accruals	11,075	10,452	10,425
Less: current period reductions of accrual	(9,609)	(8,669)	(8,323)
Balance at end of period	$20,910	$19,444	$17,661

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period, and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Consolidated Statements of Operations. The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
Balance at beginning of period	$16,187	$14,145	$12,003
Add: current period deferred income	9,146	7,186	6,556
Less: current period recognition of income	(6,038)	(5,144)	(4,414)
Balance at end of period	$19,295	$16,187	$14,145

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	September 30, 2017	October 1, 2016
Current portion	$3,194	$3,679
Long-term portion	2,251	2,786
Total accrued self-insurance	$5,445	$6,465

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues represent costs billed to customers and are presented as part of net sales on the accompanying Consolidated Statements of Operations. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues recognized were $19.1 million, $17.6 million and $16.9 million for the fiscal years ended 2017, 2016 and 2015, respectively. The related cost of goods sold were $17.0 million, $15.4 million and $14.4 million for the fiscal years ended 2017, 2016 and 2015, respectively.

4. Business Combination, Subsequent Change in Control and Stock Repurchase

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

Repurchase of Common/Preferred Investor Stock

On September 23, 2017, the Company entered into a Securities Purchase Agreement with the Common/Preferred Investor, pursuant to which the Common/Preferred Investor agreed to sell and the Company agreed to purchase all of (i) the shares of common stock, par value $0.0001 (the “Common Stock”) of the Company, (ii) the shares of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share, and (iii) the warrants to acquire Common Stock, in each case, owned by the Common/Preferred Investor (the “Transaction Securities”). The Company purchased the Transaction Securities for an aggregate purchase price of $32.1 million, reflecting a price per share of Common Stock of $18.65.

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

(in thousands of dollars)	September 30, 2017	October 1, 2016
Raw materials	$54,379	$40,940
Work in process	14,660	10,011
Finished goods	7,116	2,855
Total inventory	$76,155	$53,806

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following at the dates indicated:

(in thousands of dollars)	September 30, 2017	October 1, 2016
Land	$1,187	$1,187
Buildings	18,420	14,596
Machinery and equipment	63,988	60,839
Office furniture, equipment and other	1,389	1,389
Computer equipment and software	16,765	14,591
Construction in process	2,544	4,653
Property, plant and equipment, gross	104,293	97,255
Accumulated depreciation and amortization	(69,585)	(63,789)
Property, plant and equipment, net	$34,708	$33,466

Depreciation and amortization expense for property, plant and equipment was $6.2 million, $6.1 million, and $6.9 million for the fiscal years ended 2017, 2016, and 2015, respectively.

7. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands of dollars)	Gross Goodwill	Accumulated Impairments	Net Goodwill
September 30, 2017
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

October 1, 2016
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

During the fourth quarters of the fiscal years ended 2017 and 2016, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

8. Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	September 30, 2017			October 1, 2016
(in thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$982	$141	$841	$982	$—	$982
Finite lived: Customer relationships	37,425	20,601	16,824	37,425	18,732	18,693
Total amortized intangible assets	38,407	20,742	17,665	38,407	18,732	19,675
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$78,223	$20,742	$57,481	$78,223	$18,732	$59,491

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of the fiscal years ended 2017 and 2016, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairments of our indefinite lived intangibles have been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs were acquired and placed in service near the end of fiscal 2017 and will be amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $2.0 million, $1.9 million, and $1.9 million for the fiscal years ended 2017, 2016, and 2015, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

Fiscal Years Ending	Amortization Expense
2018	$2,009
2019	2,009
2020	2,009
2021	2,009
2022	2,009
Thereafter	7,620
Total amortization expense	$17,665

9. Debt

On December 12, 2016, Blue Bird Body Company, a wholly-owned subsidiary of the Company, executed a $235.0 million five-year credit agreement with Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as Co-Syndication Agent, together with other lenders (the "Credit Agreement").

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

The interest rate on the Term Loan Facility is (i) from the Closing Date until April 1, 2017, an election of either base rate plus 1 point or LIBOR plus 2 points and (ii) commencing with the fiscal quarter ending on April 1, 2017 and thereafter, dependent on the Total Net Leverage Ratio (as defined below) of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x	1.50%	2.50%

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	September 30, 2017	October 1, 2016
2021 term loan, net of deferred financing costs of $2,776	$151,224	$—
2020 term loan, net of deferred financing costs of $9,384	—	152,116
Less: Current portion of long-term debt	8,000	11,750
Long-term debt, net of current portion	$143,224	$140,366

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement. Given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At September 30, 2017 and October 1, 2016, $154.0 million and $161.5 million, respectively, were outstanding on the term loans.

At September 30, 2017 and October 1, 2016, the stated interest rates on the term loans were 2.8% and 6.5%, respectively. At September 30, 2017 and October 1, 2016, the weighted-average annual effective interest rates for the term loans were 4.5% and 8.3%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at September 30, 2017; however, since there were $7.7 million of Letters of Credit outstanding on September 30, 2017, the Company would have been able to borrow $67.3 million on the revolving line of credit.

Interest expense on all indebtedness for the fiscal years ended 2017, 2016 and 2015 was $7.3 million, $16.4 million and $19.1 million, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2018	$8,000
2019	8,000
2020	11,000
2021	15,000
2022	112,000
Total remaining principal payments	$154,000

10. Income Taxes

The components of income tax expense were as follows for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
Current tax provision:
Federal	$11,681	$(3,192)	$12,757
State	1,353	224	311
Total current tax provision (benefit)	$13,034	$(2,968)	$13,068
Deferred tax provision:
Federal	$(767)	$9,052	$(6,903)
State	(435)	(95)	(1,723)
Total deferred tax (benefit) provision	(1,202)	8,957	(8,626)
Income tax expense	$11,832	$5,989	$4,442

As a result of the Business Combination during the fiscal year ended 2015, a change in the ownership of the Company occurred which, pursuant to the Internal Revenue Code, will limit on an annual basis the Company's ability to utilize its U.S. Net Operating Losses ("NOLs") and U.S. tax credits. The Company's NOLs and credits will continue to be available to offset taxable income and tax liabilities (until such NOLs and credits are either used or expire), subject to the Section 382 annual limitation. If the annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that particular tax year will be added to the annual limitation in subsequent years. During the fiscal year ended 2016, the Company had a Change in Control of its majority stockholder and does not expect any Section 382 limitations to impair the Company's ability to realize all tax attributes.

At September 30, 2017, the Company had approximately $0.5 million of federal tax credit carryforwards that expire at various dates through 2036.

The effective tax rates for the fiscal years ended 2017, 2016 and 2015 were 31.7%, 57.9% and 26.3%, respectively. The effective tax rate for the fiscal year ended 2017 differed from the statutory federal income tax rate of 35%, reflecting the benefits of income tax credits, the domestic production activities deduction, and recording a tax windfall from share-based compensation awards exercised, which were offset by the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions. The effective tax rate for the fiscal year ended 2016 differed from the statutory federal income tax rate of 35%, primarily as a result of discrete items increasing tax expense in the period, including a change in investor tax on our non-consolidated affiliate income, the application of tax credits claimed as offsets against our payroll tax liabilities, interest and penalties on uncertain tax positions, limitations of the deductibility of certain share-based compensation, a net tax shortfall associated with the vesting of share-based compensation awards pursuant to adoption of ASU 2016-09, which were partially offset by recording the impact of new tax legislation. The effective tax rate for the fiscal year ended 2015 differed from the statutory federal income tax rate of 35%, primarily as a result of a benefit from the change in investor tax on our non-consolidated affiliate, domestic production activities deduction, state tax items and other permanent items which were partially offset by interest and penalties on an uncertain tax position and transaction costs.

A reconciliation between the reported income tax expense for continuing operations and the amount computed by applying the statutory federal income tax rate of 35% is as follows:

(in thousands of dollars)	2017	2016	2015
Federal taxes at statutory rate	$13,050	$3,619	$5,904
Increase (reduction) in income taxes resulting from:
State taxes, net	307	(20)	(949)
Change in uncertain tax positions	651	821	833
Share-based compensation	(210)	1,001	—
Permanent items	(701)	(84)	(954)
Valuation allowance	90	27	(1)
Tax credits	(530)	(470)	(90)
Return to accrual true-ups	(646)	(78)	(386)
Investor tax on non-consolidated affiliate income	(271)	582	425
Tax rate adjustments	144	535	(1,854)
Transaction costs	—	—	1,364
Other	(52)	56	150
Income tax expense	$11,832	$5,989	$4,442

During fiscal 2015, there were changes in assumptions about the Company’s ability to utilize U.S. foreign tax credits. The resulting tax rate change was applied to the cumulative beginning of year deferred tax balance for the non-consolidated affiliate, and a $1.7 million benefit was recorded to fiscal 2015 tax expense.

The total amount of gross unrecognized tax benefits at September 30, 2017 and October 1, 2016 were $6.4 million and $6.4 million, respectively, which would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in other non-current liabilities on the Consolidated Balance Sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties were $2.9 million and $2.1 million at September 30, 2017 and October 1, 2016, respectively.

The Company is subject to taxation mostly in the United States and various state jurisdictions. At September 30, 2017, tax years prior to 2014 are generally no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands of dollars)	September 30, 2017	October 1, 2016
Deferred tax liabilities
Property, plant and equipment	$(2,282)	$(2,438)
Other intangible assets	(18,030)	(17,275)
Investor tax on non-consolidated affiliate income	(2,230)	(2,453)
Other assets	(527)	(520)
Total deferred tax liabilities	$(23,069)	$(22,686)
Deferred tax assets
NOL carryforward	$550	$632
Accrued expenses	9,575	9,310
Indirect effect of uncertain tax position	2,869	2,747
Compensation	14,095	21,545
Inventories	1,576	1,081
Unearned income	4,000	3,492
Tax credits	2,809	3,517
Total deferred tax assets	$35,474	$42,324
Less: valuation allowance	(650)	(558)
Deferred tax assets less valuation allowance	$34,824	$41,766
Net deferred tax assets	$11,755	$19,080

11. Guarantees, Commitments and Contingencies

Litigation

At September 30, 2017, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability using a discount rate of 11%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.5 million and $0.6 million at September 30, 2017 and October 1, 2016, respectively. The estimated aggregate undiscounted amount that will be incurred over the next 10 years is $1.0 million. The estimated payments for each of the next five years are $0.1 million per year and the aggregate amount thereafter is $0.5 million. Future expenditures may exceed the amounts accrued and estimated.
Lease Commitments
The Company leases certain buildings, machinery and equipment under operating leases expiring at various dates. Total rent expense was $1.3 million, $1.2 million and $1.5 million for the fiscal years ended 2017, 2016 and 2015, respectively.

The following table sets forth future minimum lease payments under non-cancelable operating leases with original terms exceeding one year at September 30, 2017:

(in thousands of dollars)
Years Ended	Amount
2018	$672
2019	375
2020	50
2021	11
2022	—
Thereafter	3
Total operating lease commitments	$1,111

The Company leases from third party vendors various office and plant equipment, including computers, copy machines, and sweepers, which qualify for capital lease treatment under the provisions of ASC 840. On the Consolidated Balance Sheets, amounts due under capital lease obligations are included in other liabilities, current and long-term, with the related assets recorded in property, plant and equipment, net. Depreciation of assets recorded under capital lease obligations is included in cost of goods sold or selling, general and administrative expenses, depending upon use of leased property, on the Consolidated Statements of Operations. These leases have remaining lease terms ranging from 1.9 to 5.3 years.

Leased property under capital leases at the dates indicated is presented in the following table:

(in thousands of dollars)	September 30, 2017	October 1, 2016
Leased property under capital leases	$1,071	$1,071
Accumulated amortization	(715)	(554)
Leased property under capital leases, net	$356	$517

The following table summarizes the Company’s future minimum lease payments under capital leases at September 30, 2017:

(in thousands of dollars)
Years Ended	Amount
2018	$178
2019	176
2020	18
2021	18
2022	18
Thereafter	6
Total minimum lease payments	414
Amount of lease payments representing interest	(35)
Present value of future minimum capital lease payments	$379
Current obligations under capital leases	$158
Long-term obligations under capital leases	221

Purchase Commitments

The Company may enter into pricing agreements with major suppliers for the purchase of raw materials and parts such as steel, engines, axles and transmissions. At September 30, 2017, there were no commitments for future production material.

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

Net sales

(in thousands of dollars)	2017	2016	2015
Bus	$930,738	$876,087	$861,665
Parts	59,864	55,923	57,463
Segment net sales	$990,602	$932,010	$919,128

Gross profit

(in thousands of dollars)	2017	2016	2015
Bus	$106,462	$108,232	$99,341
Parts	20,906	21,124	21,054
Segment gross profit	$127,368	$129,356	$120,395

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
Segment gross profit	$127,368	$129,356	$120,395
Adjustments:
Selling, general and administrative expenses	(72,831)	(102,711)	(84,561)
Interest expense	(7,251)	(16,412)	(19,078)
Interest income	140	133	113
Other income (expense), net	1	(26)	—
Loss on debt extinguishment	(10,142)	—	—
Income before income taxes	$37,285	$10,340	$16,869

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
United States	$878,631	$838,418	861,258
Canada	104,016	83,669	49,847
Rest of world	7,955	9,923	8,023
Total net sales	$990,602	$932,010	919,128

13. Stockholders’ Deficit

Stock

Authorized Stock

Our Certificate of Incorporation authorizes the issuance of 110,000,000 shares, consisting of 100,000,000 shares of common stock at $0.0001 par value per share, and 10,000,000 shares of preferred stock at $0.0001 par value per share, 2,000,000 of which have been designated as Series A Convertible Preferred Stock (“Preferred Stock” or "Convertible Preferred Stock") and the remaining 8,000,000 of which are undesignated. The outstanding shares of our Series A Convertible Preferred Stock and common stock are duly authorized, validly issued, fully paid and non-assessable.

Common Stock

On February 24, 2015, we sold 2,500,000 shares of common stock at $10.00 per share in a private placement. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. We also issued (i) 12,000,000 shares of common stock to the Seller upon consummation of the Business Combination, and (ii) 102,750 shares of common stock as a utilization fee to another investor. Please see Note 4, Business Combination, Subsequent Change in Control and Stock Repurchase, for a further discussion of these transactions.

Convertible Preferred Stock

By the filing of a Certificate of Designations (the “Certificate of Designations”) on February 24, 2015, we have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock and, on February 24, 2015, we issued 500,000 shares of such series. Proceeds from the sale were part of the consideration received by our majority owner as part of a recapitalization and reverse acquisition completed in the Business Combination. Please see Note 4, Business Combination, Subsequent Change in Control and Stock Repurchase, for a further discussion of the transactions, including the repurchase of 100,000 shares of Preferred Stock by the Company during fiscal 2017.

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

Holders of Series A Convertible Preferred Stock are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. Unless prohibited by applicable law, the Board shall not fail to declare such dividends on the Series A Convertible Preferred Stock. Dividends accrue for all fiscal periods the Series A Convertible Preferred Stock is outstanding. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is at the sole discretion of the Company. In 2017, we paid three cash dividends totaling $4.3 million. As we are in an accumulated deficit position, we reduce additional paid-in capital for the dividend payments made in shares of common stock at the same amount we record additional paid-in-capital for the issuance of the common stock, which results in no net change to our Stockholders' Deficit. The fair value of all dividends are reflected as a deductions from net income to calculate net income available to common stockholders in our Consolidated Statements of Operations.

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

Warrants

At September 30, 2017, there were a total of 4,925,186 warrants outstanding to purchase 2,462,593 shares of our Common Stock.

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

14. Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2017	2016	2015
Numerator:
Net income	$28,801	$6,900	$14,932
Less: Income (loss) from discontinued operations, net of tax	41	(328)	(129)
Income from continuing operations, net of tax	28,760	7,228	15,061
Less: preferred stock dividends	4,261	3,878	2,438
Less: preferred stock repurchase	6,091	—	—
Income from continuing operations available to common stockholders, net of tax	$18,408	$3,350	$12,623

Basic earnings per share (1):
Weighted average common shares outstanding	23,343,772	21,252,616	21,182,885
Basic earnings per share, continuing operations	$0.79	$0.16	$0.60
Basic earnings per share, discontinued operations	—	(0.02)	(0.01)
Basic earnings per share	$0.79	$0.14	$0.59

Diluted earnings per share (2):
Weighted average common shares outstanding	23,343,772	21,252,616	21,182,885
Weighted average dilutive securities, convertible preferred stock	—	—	4,314,064
Weighted average dilutive securities, restricted stock	19,073	60,401	653
Weighted average dilutive securities, warrants	1,280,265	—	—
Weighted average dilutive securities, stock options	234,619	2,602	—
Weighted average shares and dilutive potential common shares	24,877,729	21,315,619	25,497,602
Diluted earnings per share, continuing operations	$0.74	$0.16	$0.59
Diluted earnings per share, discontinued operations	—	(0.02)	—
Diluted earnings per share	$0.74	$0.14	$0.59

(1) Basic earnings per share is calculated by dividing income available to common stockholders from continuing operations, discontinued operations, and total net income by the weighted average common shares outstanding during the period. For purposes of calculating basic earnings per share, income available to common stockholders is reduced in periods where we have paid a dividend or accrued for a dividend payment on our convertible preferred stock.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the fiscal years ended 2017 and 2016, 4,302,212 and 4,314,064 shares, respectively, of potentially dilutive convertible preferred stock were excluded from the calculation since the if-converted impact would be anti-dilutive and, as a result, the numerator used in the calculation included the impact on income of preferred stock dividends and the excess of fair value over carrying value for preferred stock repurchase. Potentially dilutive common stock equivalents totaling 12,295, 173,009, and 311,809 shares, respectively, were excluded from the fiscal years ended 2017, 2016, and 2015 calculations since their impact would be anti-dilutive.

15. Share-Based Compensation

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant awards for the issuance up to an aggregate of 3,700,000 shares of common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights (collectively, “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than 100% of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. In fiscal years prior to 2015, we had not granted any stock options or other stock-settled awards. No portion of the options shall vest and become exercisable after the date on which the Optionee’s service with the Company and its subsidiaries terminates. The vesting of all unvested shares of common stock subject to an option will automatically be accelerated in connection with a “Change in Control,” as defined in the Plan. New shares of the Company's common stock are issued upon stock option exercises, or at the time of vesting for restricted stock.

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

All outstanding share-based compensation awards vested upon the change in control which took place on June 8, 2016. Concurrent with the change in control, certain awards not considered as granted under GAAP due to fiscal 2017 and 2018 performance criteria which had not been established, were granted for accounting purposes and immediately vested and expensed with the change in control. Refer to Note 4, Business Combination, Subsequent Change in Control and Stock Repurchase, for more information on the change in control.

Restricted Stock Awards

The following table summarizes the Company's RSA and RSU award activity for the fiscal year presented:

	2017
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	—	$—
Granted	77,451	15.82
Forfeited	(1,861)	15.50
Balance, end of year	75,590	15.83

The weighted-average grant date fair value of restricted stock awards granted in the fiscal years ended 2016 and 2015 was $10.82 and $13.18, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.8 million, $8.7 million, and $0.9 million for the fiscal years ended 2017, 2016, and 2015, respectively, with associated tax benefits of $0.3 million, $3.0 million, and $0.3 million, respectively. At September 30, 2017, unrecognized compensation cost related to restricted stock awards totaled $0.3 million and is expected to be recognized over a weighted-average period of four months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2017
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	918,749	$10.08
Granted	133,484	15.50
Exercised	(418,148)	10.08
Forfeited	(10,123)	15.50
Outstanding options, end of year	623,962	$11.15
Fully vested and exercisable options, end of year (1)	500,601	$10.07

(1) Fully vested and exercisable options at year end had an aggregate intrinsic value totaling $5.3 million with a weighted average contractual term of 7.6 years

The total aggregate intrinsic value of stock options exercised during the fiscal years ended 2017 and 2016 were $2.3 million and $1.0 million, respectively. No stock options were exercised or exercisable during the fiscal year ended 2015.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.4 million, $4.0 million, and $0.7 million for the fiscal years ended 2017, 2016, and 2015, respectively, with associated tax benefits of $0.1 million, $1.4 million, and $0.2 million, respectively. At September 30, 2017, unrecognized compensation cost related to stock option awards totaled $0.2 million and is expected to be recognized over a weighted-average period of three months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2017	2016	2015
Expected volatility	33.7%	33.7%	40.1%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.9%	1.7%	1.7%
Expected term (in years)	5.5	4.7	6.0
Weighted-average grant-date fair value	$5.35	$3.72	$4.14

Phantom Award

A phantom stock award plan was adopted by the Company in February 2007 (as amended and restated from time to time, the “Phantom Award Plan”). Upon vesting of a phantom award, the participants (including employees, directors, officers and consultants of the Company) were eligible to receive a cash payment subject to the initial investors in the Company receiving an agreed upon return of capital. There have been three events that met the required return on capital to our investors to trigger a Phantom Award Plan payment: (a) in June 2016, in conjunction with the change in control of the Company's major stockholder, the board of directors approved for all Phantom Award Plan participants a payment of $17.1 million, which was primarily funded by a $17.0 million contribution from our former major stockholder, (b) in February 2015, in conjunction with the Business Combination, the board of directors approved for all Phantom Award Plan participants a payment of $13.8 million, which was primarily funded by a $13.6 million contribution from our former major stockholder, and (c) in June 2014, in conjunction with a dividend payment to our former sole stockholder, the board of directors approved a payment for all Phantom Award Plan participants totaling $24.7 million with a grant date fair value of awards granted totaling $9.9 million.

With the 2016 payment and change in control, this incentive program was terminated.

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

The Company contributed $5.4 million and $5.3 million to the Defined Benefit Plan during the fiscal years ended September 30, 2017 and October 1, 2016, respectively. For the fiscal years ended September 30, 2017 and October 1, 2016, benefits paid were $6.9 million and $6.3 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $144.7 million and $157.0 million at September 30, 2017 and October 1, 2016, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands of dollars)	2017	2016
Projected benefit obligation balance, beginning of year	$157,030	$142,798
Interest cost	5,063	5,643
Assumption changes (1)	(9,621)	14,402
Actuarial gain	(798)	440
Benefits paid	(6,937)	(6,253)
Projected benefit obligations balance, end of year	$144,737	$157,030

(1) The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value Blue Bird’s future obligations and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the plan assets are as follows:

	Plan Assets
(in thousands of dollars)	2017	2016
Fair value of plan assets, beginning of year	$100,662	$96,371
Actual return on plan assets	14,702	6,337
Employer contribution	5,414	5,305
Expenses	(1,530)	(1,098)
Benefits paid	(6,937)	(6,253)
Fair value of plan assets, end of year	$112,311	$100,662

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands of dollars)	September 30, 2017	October 1, 2016
Benefit obligation	$144,737	$157,030
Fair value of plan assets	112,311	100,662
Funded status	(32,426)	(56,368)
Net pension liability recognized	$(32,426)	$(56,368)

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During the fiscal years ended 2017 and 2016, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2017, the measurement date.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands of dollars)	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Equity securities	$—	$80,795	$—	$80,795
Debt securities	—	31,516	—	31,516
Total assets at fair value	$—	$112,311	$—	$112,311

October 1, 2016
Assets:
Equity securities	$—	$58,904	$—	$58,904
Debt securities	—	41,758	—	41,758
Total assets at fair value	$—	$100,662	$—	$100,662

The following table represents net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands of dollars)	2017	2016	2015
Interest cost	$5,063	$5,643	$5,707
Expected return on plan assets	(6,358)	(6,112)	(6,443)
Amortization of net loss	6,291	4,787	3,567
Net periodic benefit cost	$4,996	$4,318	$2,831
Net (gain) loss	$(17,232)	$15,716	$11,797
Amortization of net loss	(6,291)	(4,787)	(3,567)
Total (gain) loss recognized in other comprehensive income	$(23,523)	$10,929	$8,230
Total (gain) loss recognized in net periodic pension benefit cost and other comprehensive income	$(18,527)	$15,247	$11,061

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $3.5 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	September 30, 2017	October 1, 2016
Discount rate	3.85%	3.30%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	September 30, 2017	October 1, 2016
Discount rate	3.30%	4.05%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated, the measurement date, are as follows:

	September 30, 2017	October 1, 2016
Equity securities	72%	59%
Debt securities	28%	41%
	100%	100%

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

The Company expects to contribute approximately $5.9 million to its Defined Benefit Plan in fiscal year 2018. The following benefit payments are expected to be paid to the Company’s pension plan participants in the fiscal years indicated:

(in thousands of dollars)	Expected Payments
2018	$7,499
2019	7,653
2020	7,750
2021	7,930
2022	8,137
2023 - 2027	42,869
Total expected future benefit payments	$81,838

Defined Contribution Plans

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During the fiscal years ended 2017, 2016 and 2015, the Company offered a 50% match on the first 6% of the employee’s contributions. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $1.9 million, $1.7 million and $1.7 million for the fiscal years ended 2017, 2016 and 2015, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s balance sheet under accrued expenses. Total expense related to this plan recorded for the fiscal years ended 2017, 2016, and 2015, was $13.6 million, $12.3 million, and $10 million, respectively.

Employee Compensation Plans

The Management Incentive Plan (the “MIP”) compensates certain key salaried management employees and is based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance as well as a net debt metric. MIP bonus liabilities of $3.5 million and $5.6 million are included in accrued expenses on the Consolidated Balance Sheets at September 30, 2017 and October 1, 2016, respectively.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin Minibus entered into a venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. ("Micro Bird"), and accounts for Micro Bird under the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and reduced by any dividends received. At September 30, 2017 and October 1, 2016, the Company had an investment of $11.6 million and $12.9 million, respectively. During fiscal years ended 2017 and 2016, Micro Bird paid dividends to all common stockholders, and the Company received $4.6 million and $2.3 million, respectively, net of required withholding taxes. The dividends reduced the carrying value of our investment and are presented as cash inflows in the operating section of our Consolidated Statements of Cash Flows.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $3.3 million, $2.9 million and $2.6 million in equity in net income of non-consolidated affiliate for the fiscal years ended 2017, 2016 and 2015, respectively.

18. Foreign Exchange Contracts

The Company enters into foreign exchange swaps as economic hedges of anticipated cash flows denominated in Canadian Dollars. The contracts are entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the Canadian Dollar. The foreign exchange contracts qualify for hedge accounting and have been designated as cash flow hedges with the effective portion of the gain or loss on the derivative instruments recorded in other comprehensive income until the underlying transactions occur. Once the anticipated transactions occur, the gains or losses on the swaps are recorded in current period earnings on the Consolidated Statements of Comprehensive Income (Loss).

The fair values of outstanding foreign exchange contracts are based on forward contract rates, which classify as Level 2 fair value measurements. At October 1, 2016, the fair value of the foreign exchange contracts was $0.2 million and included in "other current liabilities" on the Consolidated Balance Sheet. At September 30, 2017, the Company had no foreign exchange swap contracts outstanding.

The table below presents the effect of the Company's cash flow hedges for the periods presented:

Foreign Exchange Contracts (in thousands of dollars)	Location	2017	2016
Amount of loss recognized in income on derivatives (effective portion)	OCI	$344	$(236)
Amount of loss reclassified from AOCI into income (effective portion)	Net sales	(97)	440
Amount of gain reclassified from AOCI into income (effective portion)	Other expense	(227)	(224)
Total amount recognized in other comprehensive loss		$20	$(20)

19. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
Balance, September 27, 2014	$(46,568)	$—	$(46,568)
Other comprehensive loss, gross	(11,797)	—	(11,797)
Amounts reclassified from other comprehensive income and included in earnings	3,567	—	3,567
Total other comprehensive loss, before taxes	(8,230)	—	(8,230)
Income tax benefit	3,024	—	3,024
Balance, October 3, 2015	$(51,774)	$—	$(51,774)
Other comprehensive loss, gross	(15,716)	(236)	(15,952)
Amounts reclassified from other comprehensive income and included in earnings	4,787	216	5,003
Total other comprehensive loss, before taxes	(10,929)	(20)	(10,949)
Income tax benefit	3,825	7	3,832
Balance, October 1, 2016	$(58,878)	$(13)	$(58,891)
Other comprehensive income, gross	17,232	344	17,576
Amounts reclassified from other comprehensive income and included in earnings	6,291	(324)	5,967
Total other comprehensive income, before taxes	23,523	20	23,543
Income tax expense	(8,520)	(7)	(8,527)
Balance, September 30, 2017	$(43,875)	$—	$(43,875)

20. Subsequent Events

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

During the Company’s two most recent fiscal years ended October 3, 2015 and September 27, 2014, and the subsequent interim period through September 19, 2016, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of any such disagreement in connection with its report for such years. During the Company’s two most recent fiscal years ended October 3, 2015 and September 27, 2014, and the subsequent interim period through September 19, 2016, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except as follows: As previously disclosed in our Definitive Proxy Statement filed with the SEC on January 20, 2015 and periodic reports filed through our third quarter ended July 4, 2015, controls over the preparation and review of the financial statements and disclosures, including interim financial information, were not performed within a time frame and at a level of precision to prevent or detect a material misstatement. Specifically, the Company’s financial reporting resources did not have the appropriate capacity, level of accounting knowledge, and experience commensurate with the Company’s financial requirements. Also, as previously disclosed in this same time frame, management identified a control deficiency within our information technology controls related to user access as certain users had access not commensurate with their roles.

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

Fiscal 2017

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2017, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2018. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters”, “Election of Directors” and “Information Concerning Management” contained in the Proxy Statement.

Item 11. Executive Compensation

The information responsive to this item is incorporated by reference from the section entitled “Director and Executive Compensation” contained in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2017 and October 1, 2016

Consolidated Statements of Operations for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015

Consolidated Statements of Stockholders' Deficit for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules.

Financial Statement Schedule II - Valuation and Qualifying Accounts

All other schedules are not required under the related instructions or are not applicable.

(b)   Exhibits

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

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 26, 2015)

3.2
The registrant’s Certificate of Designations establishing its Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on February 26, 2015).

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

4.4	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.5
Warrant Agreement, dated as of January 16, 2014, between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2014).

4.6
Credit Agreement dated as of December 12, 2016 by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries and affiliates and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent, and the other lenders party thereto, together with certain exhibits (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 15, 2016).

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

10.3
Registration Rights Agreement, dated as of February 24, 2015, by and among the registrant, The Traxis Group B.V. and the investors named therein (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.4††	Phantom Equity Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.5††	Amendment No. 1 to Phantom Equity Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.6††
Form of grant agreement for incentive stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.7††
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

10.9††
Form of grant agreement for restricted stock units granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.10
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

10.12††
First Amendment to Employment Agreement dated as of April 1, 2011 between School Bus Holdings Inc. and Philip Horlock made as of June 1, 2012 (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.13††
Severance Agreement, dated as of May 10, 2012, between Blue Bird Corporation and Phillip Tighe (incorporated by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.14††
Severance Agreement, dated as of July 1, 2008, between School Bus Holdings Inc. and Paul Yousif (incorporated by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.15††
Form of Restricted Stock Unit Grant Agreement for directors under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A filed by the registrant on August 18, 2015).

10.16
Purchase and Sale Agreement dated May 26, 2016 by and among The Traxis Group G.V., Blue Bird Corporation, and ASP BB Holdings LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2016).

10.17
Letter Agreement dated May 26, 2016 among American Securities LLC, ASP BB Holdings LLC and Blue Bird Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2016).

10.18
Credit Agreement dated as of December 12, 2016 by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries and affiliates and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent, and the other lenders party thereto, together with certain exhibits (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 15, 2016).

10.19††*	Offer Letter dated March 29, 2016 and Severance Agreement dated April 18, 2016 between Blue Bird Corporation and Mark Terry (filed herewith).

10.20††*	Offer Letter dated October 19, 2015 between Blue Bird Corporation and Tom Roberts (filed herewith).

10.21*
Securities Purchase Agreement dated September 23, 2017 by and among Blue Bird Corporation and Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A, and Coliseum School Bus Holdings, LLC (filed herewith).

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

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands of dollars)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
October 3, 2015	$71	$34	$—	$105
October 1, 2016	105	(5)	—	100
September 30, 2017	100	—	—	100

(in thousands of dollars)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
October 3, 2015	$672	$—	$(1)	$671
October 1, 2016	671	(86)	(27)	558
September 30, 2017	558	92	—	650

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2017                    By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Phil Horlock	President, Chief Executive Officer and Director
Phil Horlock	(Principal Executive Officer)	December 8, 2017

/s/ Phil Tighe	Chief Financial Officer
Phil Tighe	(Principal Financial and Accounting Officer)	December 8, 2017

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 8, 2017

/s/ Chan Galbato
Chan Galbato	Director	December 8, 2017

/s/ Douglas Grimm
Douglas Grimm	Director	December 8, 2017

/s/ Daniel J. Hennessy
Daniel J. Hennessy	Director	December 8, 2017

/s/ Kevin Penn
Kevin Penn	Director	December 8, 2017

/s/ Michael Sand
Michael Sand	Director	December 8, 2017

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 8, 2017