Form 10-Q
period 2017-12-30
Blue Bird Corp
filed 2018-02-07
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

3920 Arkwright Road, 2nd Floor, Macon, Georgia 31210
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of February 5, 2018, there were issued and outstanding 24,031,788 shares of the registrant’s common stock, $0.0001 par value.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except for share data)	December 30, 2017	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$23,208	$62,616
Accounts receivable, net	6,279	10,148
Inventories	74,332	76,155
Other current assets	9,980	11,528
Total current assets	$113,799	$160,447
Property, plant and equipment, net	36,185	34,708
Goodwill	18,825	18,825
Intangible assets, net	56,979	57,481
Equity investment in affiliate	11,675	11,625
Deferred tax assets	10,283	11,755
Other assets	1,091	975
Total assets	$248,837	$295,816
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$60,669	$87,331
Warranty	8,113	8,573
Accrued expenses	10,943	18,229
Deferred warranty income	6,821	6,776
Other current liabilities	8,078	9,847
Current portion of senior term debt	8,000	8,000
Total current liabilities	$102,624	$138,756
Long-term liabilities
Long-term debt	$141,418	$143,224
Warranty	11,675	12,337
Deferred warranty income	12,387	12,519
Other liabilities	15,233	15,064
Pension	30,816	32,426
Total long-term liabilities	$211,529	$215,570
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 400,000 issued with liquidation preference of $40,000 at December 30, 2017 and September 30, 2017	$40,000	$40,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,914,310 and 23,739,344 issued and outstanding at December 30, 2017 and September 30, 2017, respectively	2	2
Additional paid-in capital	45,888	45,418
Accumulated deficit	(107,894)	(100,055)
Accumulated other comprehensive loss	(43,312)	(43,875)
Total stockholders' deficit	$(65,316)	$(58,510)
Total liabilities and stockholders' deficit	$248,837	$295,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands except for share data)	December 30, 2017	December 31, 2016
Net sales	$162,549	$136,660
Cost of goods sold	141,901	118,462
Gross profit	$20,648	$18,198
Operating expenses
Selling, general and administrative expenses	25,918	18,192
Operating (loss) profit	$(5,270)	$6
Interest expense	(1,452)	(2,688)
Interest income	15	7
Other income (expense), net	170	(127)
Loss on debt extinguishment	—	(10,142)
Loss before income taxes	$(6,537)	$(12,944)
Income tax (expense) benefit	(1,352)	3,672
Equity in net income of non-consolidated affiliate	50	749
Net loss	$(7,839)	$(8,523)

Earnings per share:
Net loss (from above)	$(7,839)	$(8,523)
Less: preferred stock dividends	770	953
Net loss available to common stockholders	$(8,609)	$(9,476)

Basic weighted average shares outstanding	23,924,045	22,596,314
Diluted weighted average shares outstanding	23,924,045	22,596,314

Basic loss per share	$(0.36)	$(0.42)
Diluted loss per share	$(0.36)	$(0.42)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands)	December 30, 2017	December 31, 2016
Net loss	$(7,839)	$(8,523)
Other comprehensive income, net of tax
Net change in defined benefit pension plan	563	1,006
Net unrealized gain on cash flow hedges	—	149
Total other comprehensive income	$563	$1,155
Comprehensive loss	$(7,276)	$(7,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Cash flows from operating activities
Net loss	$(7,839)	$(8,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,097	2,023
Amortization of debt costs	194	514
Share-based compensation	624	—
Equity in net income of affiliate	(50)	(749)
Deferred taxes	1,155	(3,875)
Amortization of deferred actuarial pension losses	880	1,573
Loss on debt extinguishment	—	10,142
Changes in assets and liabilities:
Accounts receivable	3,869	1,363
Inventories	1,823	(18,059)
Other assets	1,432	(23)
Accounts payable	(26,285)	(10,831)
Accrued expenses, pension and other liabilities	(11,708)	(5,761)
Total adjustments	$(25,969)	$(23,683)
Total cash used in operating activities	$(33,808)	$(32,206)
Cash flows from investing activities
Cash paid for fixed assets	(3,449)	(2,956)
Total cash used in investing activities	$(3,449)	$(2,956)
Cash flows from financing activities
Repayments under the former senior term loan	$—	$(161,500)
Borrowings under the new term loan	—	156,887
Repayments under the new term loan	(2,000)	—
Cash paid for capital leases	(38)	(42)
Cash paid for debt issuance costs	—	(210)
Cash paid to extinguish debt	—	(507)
Payment of dividends on preferred stock	(770)	(953)
Cash paid for employee taxes on stock option exercises	—	(613)
Proceeds from exercises of warrants	3,640	2,790
Common stock repurchases under the share repurchase program	(2,983)	—
Total cash used in financing activities	$(2,151)	$(4,148)
Change in cash and cash equivalents	(39,408)	(39,310)
Cash and cash equivalents, beginning of period	62,616	52,309
Cash and cash equivalents, end of period	$23,208	$12,999

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	1,289	1,866
Income tax paid, net of tax refunds	25	503
Non-cash Investing and Financing activities
Change in accounts payable for capital additions to property, plant and equipment	(377)	(1,866)
Cashless exercise of stock options	—	2,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

Blue Bird Body Company, a wholly-owned subsidiary of Blue Bird Corporation, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of Blue Bird’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. We are headquartered in Macon, Georgia. References in these notes to financial statements to “Blue Bird”, the “Company,” “we,” “our,” or “us” refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2018, there is a total of 52 weeks. For fiscal years 2018 and 2017, the first quarters both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of September 30, 2017 was derived from the Company’s audited financial statements but do not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended September 30, 2017 as set forth in the Company's 2017 Form 10-K filed on December 8, 2017.

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 30, 2017.

Recently Issued Accounting Standards

We believe that no new accounting guidance was issued during the three months ended December 30, 2017 that is relevant to our financial statements.

Recently Adopted Accounting Standards

In the first quarter of fiscal 2018, the Company adopted ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. The adoption of this pronouncement did not have any impact on any component of our financial statements.

3. Supplemental Financial Information

Inventory

The Company values inventories at the lower of cost or net realizable value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. The following table presents the components of inventory at the dates indicated:

(in thousands of dollars)	December 30, 2017	September 30, 2017
Raw materials	$60,788	$54,379
Work in process	8,570	14,660
Finished goods	4,974	7,116
Total inventory	$74,332	$76,155

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

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Balance at beginning of period	$20,910	$19,444
Add current period accruals	1,959	1,453
Current period reductions of accrual	(3,081)	(2,579)
Balance at end of period	$19,788	$18,318
The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line in the Condensed Consolidated Statements of Operations. The methodology to determine the short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Balance at beginning of period	$19,295	$16,187
Add current period deferred income	2,063	1,129
Current period recognition of income	(2,150)	(1,507)
Balance at end of period	$19,208	$15,809

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 30, 2017	September 30, 2017
Current portion	$3,465	$3,194
Long-term portion	2,199	2,251
Total accrued self-insurance	$5,664	$5,445

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are included in net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $3.5 million and $3.3 million for the three months ended December 30, 2017 and December 31, 2016, respectively. The related cost of goods sold was $2.8 million and $2.8 million for the three months ended December 30, 2017 and December 31, 2016, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Interest cost	$1,357	$1,266
Expected return on plan assets	(1,776)	(1,590)
Amortization of prior loss	880	1,573
Net periodic benefit cost	$461	$1,249
Amortization of prior loss, recognized in other comprehensive income	880	1,573
Total recognized in net periodic pension benefit cost and other comprehensive income	$(419)	$(324)

Warrants

At December 30, 2017, there were a total of 4,292,100 warrants outstanding to purchase 2,146,050 shares of our Common Stock.

4. Debt

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	December 30, 2017	September 30, 2017
2021 term loan, net of deferred financing costs of $2,582 and $2,776, respectively	$149,418	$151,224
Less: Current portion of long-term debt	8,000	8,000
Long-term debt, net of current portion	$141,418	$143,224

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 30, 2017 and September 30, 2017, $152.0 million and $154.0 million, respectively, were outstanding on the term loans.

At December 30, 2017 and September 30, 2017, the stated interest rates on the term loans were 3.1% and 2.8%, respectively. At December 30, 2017 and September 30, 2017, the weighted-average annual effective interest rates for the term loans were 3.6% and 4.5%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at December 30, 2017; however, since $7.7 million of Letters of Credit were outstanding on December 30, 2017, the Company would have been able to borrow $67.3 million on the revolving line of credit.

Interest expense on all indebtedness was $1.5 million and $2.7 million for the three months ended December 30, 2017 and December 31, 2016, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2018	$6,000
2019	8,000
2020	11,000
2021	15,000
2022	112,000
Total remaining principal payments	$152,000

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

Due mainly to $2.4 million in period expense to reflect the newly enacted U.S. tax reform, the effective tax rate for the three month period ended December 30, 2017 was (20.7)%, which differs significantly from our transitional 2018 statutory federal income tax rate of 24.5%. The tax reform adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Without these adjustments, our effective tax rate for this period would have been approximately 17%. This tax rate differs from our transitional 2018 statutory federal income tax rate of 24.5% mainly due to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits, which were partially offset by accrued interest and penalties on uncertain tax positions.

The effective tax rate for the three month period ended December 31, 2016 was 28.4% and differed from the statutory federal income tax rate of 35%, mainly due to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits. The benefit was partially offset by discrete items, the largest being interest and penalties on uncertain tax positions.

6. Guarantees, Commitments and Contingencies

Litigation

At December 30, 2017, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Bus	$148,098	$122,406
Parts	14,451	14,254
Segment net sales	$162,549	$136,660

Gross profit

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Bus	$15,377	$13,162
Parts	5,271	5,036
Segment gross profit	$20,648	$18,198

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Segment gross profit	$20,648	$18,198
Adjustments:
Selling, general and administrative expenses	(25,918)	(18,192)
Interest expense	(1,452)	(2,688)
Interest income	15	7
Other income (expense), net	170	(127)
Loss on debt extinguishment	—	(10,142)
Loss before income taxes	$(6,537)	$(12,944)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
United States	$154,648	$129,746
Canada	4,850	4,865
Rest of world	3,051	2,049
Total net sales	$162,549	$136,660

8. Earnings Per Share

We incurred a net loss for the three months ended December 30, 2017 and December 31, 2016. As a result, basic and diluted shares outstanding are equal to each other for those periods due to the exclusion of potentially dilutive shares from the calculation of earnings per share as the effect would be anti-dilutive. For the three months ended December 30, 2017 and December 31, 2016, potentially dilutive shares excluded from the calculation were 4,699,157 and 5,779,368, respectively.

9. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Three Months Ended
	December 30, 2017
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	75,590	$15.83
Granted	107,720	18.10
Balance, end of period	183,310	17.16

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, was $0.4 million with associated tax benefits of $0.1 million for the three months ended December 30, 2017. At December 30, 2017, unrecognized compensation cost related to restricted stock awards totaled $1.9 million and is expected to be recognized over a weighted-average period of eleven months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Three Months Ended
	December 30, 2017
Stock Option Award Activity	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of period	623,962	$11.15
Granted	215,530	16.83
Outstanding options, end of period (1)	839,492	12.55
Fully vested and exercisable options, end of period (2)	500,601	10.07

(1) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $6.4 million.
(2) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $4.9 million with a weighted average contractual remaining term of 7.3 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.2 million with associated tax benefits of $0.1 million for the three months ended December 30, 2017. At December 30, 2017, unrecognized compensation cost related to stock option awards totaled $1.3 million and is expected to be recognized over a weighted-average period of twelve months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Three Months Ended
December 30, 2017
Expected volatility	29.2%
Expected dividend yield	0%
Risk-free interest rate	2.16%
Expected term (in years)	5.0 - 5.5
Weighted-average grant-date fair value	$6.15

10. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

	Three Months Ended
(in thousands)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
December 30, 2017
Balance, beginning of period	$(43,875)	$—	$(43,875)
Other comprehensive income, gross	—	—	—
Amounts reclassified from other comprehensive income and included in earnings	880	—	880
Total other comprehensive income, before taxes	880	—	880
Income tax expense	(317)	—	(317)
Balance, end of period	$(43,312)	$—	$(43,312)

December 31, 2016
Balance, beginning of period	$(58,878)	$(13)	$(58,891)
Other comprehensive income, gross	—	464	464
Amounts reclassified from other comprehensive income and included in earnings	1,573	(235)	1,338
Total other comprehensive income, before taxes	1,573	229	1,802
Income tax expense	(567)	(80)	(647)
Balance, end of period	$(57,872)	$136	$(57,736)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three months ended December 30, 2017 and December 31, 2016 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 30, 2017 as “fiscal 2017”. We refer to the quarter ended December 30, 2017 as the “first quarter of fiscal 2018” and we refer to the quarter ended December 31, 2016 as the “first quarter of fiscal 2017”. There were 13 weeks in the first quarters of both fiscal 2018 and fiscal 2017.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 30, 2017.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our unaudited Condensed Consolidated Statements of Operations are principally driven by the following factors:

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

Adjusted EBITDA is defined as net income income prior to discontinued operations income or loss, interest income, interest expense, income taxes, and depreciation, amortization, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense and transaction costs, as these expenses are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

Consolidated Results of Operations for the Three Months Ended December 30, 2017 and December 31, 2016:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Net sales	$162,549	$136,660
Cost of goods sold	141,901	118,462
Gross profit	$20,648	$18,198
Operating expenses
Selling, general and administrative expenses	25,918	18,192
Operating (loss) profit	$(5,270)	$6
Interest expense	(1,452)	(2,688)
Interest income	15	7
Other income (expense), net	170	(127)
Loss on debt extinguishment	—	(10,142)
Loss before income taxes	$(6,537)	$(12,944)
Income tax (expense) benefit	(1,352)	3,672
Equity in net income of non-consolidated affiliate	50	749
Net loss	$(7,839)	$(8,523)
Other financial data:
Adjusted EBITDA	$5,296	$2,618
Adjusted EBITDA margin	3.3%	1.9%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	December 30, 2017	December 31, 2016
Bus	$148,098	$122,406
Parts	14,451	14,254
Total	$162,549	$136,660

Gross Profit by Segment
Bus	$15,377	$13,162
Parts	5,271	5,036
Total	$20,648	$18,198

Net sales. Net sales were $162.5 million for the first quarter of fiscal 2018, an increase of $25.9 million, or 18.9%, compared to $136.7 million for the first quarter of fiscal 2017

Bus sales increased $25.7 million, or 21.0%, reflecting an increase in units booked, which were 1,705 units for the first quarter of fiscal 2018 compared to 1,493 units for the first quarter of fiscal 2017. The average net sales price per unit for the first quarter of fiscal 2018 was 5.9% higher than the price per unit for the first quarter of fiscal 2017. This increase in unit price mainly reflects changes in product and customer mix.

Parts sales increased $0.2 million, or 1.4%, for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $141.9 million for the first quarter of fiscal 2018, an increase of $23.4 million, or 19.8%, compared to $118.5 million for the first quarter of fiscal 2017. As a percentage of net sales, total cost of goods sold increased from 86.7% to 87.3%.

Bus segment cost of goods sold increased $23.5 million, or 21.5%, for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The average cost of good sold per unit for the first quarter of fiscal 2018 was 6.4% higher compared to the first quarter of fiscal 2017 due to changes in product and customer mix.

Parts segment cost of goods sold for the first quarter of fiscal 2018 remained relatively flat compared to the first quarter of fiscal 2017.

Operating (loss) profit. Operating loss was $5.3 million for the first quarter of fiscal 2018, a decrease of $5.3 million, compared to an operating profit of $0.0 million for the first quarter of fiscal 2017. Profitability was negatively impacted by an increase of $7.7 million in selling, general and administrative expenses driven by operational transformation initiatives and product redesign costs, which was partially offset by an increase of $2.5 million in gross profit.

Interest expense. Interest expense was $1.5 million for the first quarter of fiscal 2018, a decrease of $1.2 million, or 46.0%, compared to $2.7 million for the first quarter of fiscal 2017. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Income taxes. Income tax expense was $1.4 million for the first quarter of fiscal 2018, compared to income tax benefit of $3.7 million for the first quarter of fiscal 2017. The difference, driven primarily by a negative effective tax rate in the current quarter, is explained below.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. This legislation reduces the U.S. federal corporate tax rate from 35% to 21%. Since we are a fiscal year taxpayer our tax rate reduction is pro-rated. Our statutory federal tax rate for fiscal 2018 is approximately 24.5%, and we will fully apply the new 21% statutory rate in 2019. This new legislation will also require companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, such as our joint venture investment in Micro Bird.

We provided $2.4 million of expense in our December 30, 2017 interim financial statements related to the tax reform, and this was included as a component of income tax expense. We believe this to be a reasonable estimate of the effects of this new law on our existing deferred tax balances and the one-time transition tax, in accordance with applicable U.S. GAAP.

Along with remeasuring our deferred tax balances to the new tax rate, the $2.4 million net tax reform adjustment amount includes $1.1 million in expense related to our tax liability for uncertain tax positions including the associated accrued interest. Our gross liability for this remains the same. We also had to reassess our ability to realize a deferred tax benefit for foreign tax credit carryforwards, as any future distributions from Micro Bird will not be taxable pursuant to the new legislation. Accordingly, we have recorded a valuation allowance against $0.5 million of our foreign tax credit carryforward in this period.

These estimates may be revised during the year, based on new information. In particular, the IRS is expected to issue further guidance regarding the one-time transition tax for foreign subsidiaries that may change our estimate, and we have further analysis and studies that will need to be completed.

We estimate an effective tax rate for fiscal 2018 of between 25%-30%, excluding one-time impacts for implementing the new legislation.

Due mainly to $2.4 million in period expense to reflect the newly enacted U.S. tax reform discussed above, the effective tax rate for the three month period ended December 30, 2017 was (20.7)%, which differs significantly from our transitional 2018 statutory federal income tax rate of 24.5%. The tax reform adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Without these adjustments, our effective tax for this period would have been approximately 17%. This tax rate differs from our transitional 2018 statutory federal income tax rate of 24.5% mainly due to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits, which were partially offset by accrued interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $5.3 million, or 3.3% of net sales, for the first quarter of fiscal 2018, an increase of $2.7 million, or 102.3%, compared to $2.6 million, or 1.9% of net sales, for the first quarter of fiscal 2017. The increase in adjusted EBITDA was primarily the result of increased gross profit.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Net loss	$(7,839)	$(8,523)
Adjustments:
Discontinued operations (income) loss	(87)	127
Interest expense, net	1,437	2,681
Income tax expense (benefit)	1,352	(3,672)
Depreciation, amortization, and disposals	2,111	2,037
Loss on debt extinguishment	—	10,142
Business combination expenses	—	(174)
Operational transformation initiatives	6,958	—
Share-based compensation	624	—
Product redesign initiatives	740	—
Adjusted EBITDA	$5,296	$2,618
Adjusted EBITDA margin (percentage of net sales)	3.3%	1.9%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. At December 30, 2017, the Company had $23.2 million of available cash (net of outstanding checks) and $67.3 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

There are customary events of default under the Credit Agreement and the Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances is provided under the Credit Agreement, including, among other exceptions, (i) in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments (ii) in an amount that would not cause the Total Net Leverage Ratio to exceed 2.75 to 1.00, (iii) to make payments under the Certificate of Designations of the Company's outstanding preferred stock in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, and (iv) in an amount not to exceed $15.0 million provided that there is not a continuing default.

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

At December 30, 2017, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Cash and cash equivalents at beginning of period	$62,616	$52,309
Total cash used in operating activities	(33,808)	(32,206)
Total cash used in investing activities	(3,449)	(2,956)
Total cash used in financing activities	(2,151)	(4,148)
Change in cash and cash equivalents	$(39,408)	$(39,310)
Cash and cash equivalents at end of period	$23,208	$12,999
Depreciation and amortization	$2,097	$2,023
Capital expenditures	3,449	2,956

Total cash used in operating activities

Cash flows used in operating activities totaled $33.8 million for the three months ended December 30, 2017, as compared with $32.2 million of cash flows used in operating activities for the three months ended December 31, 2016. The $1.6 million decrease was primarily attributed to a decrease in customer deposits.

Total cash used in investing activities

Cash flows used in investing activities totaled $3.4 million for the three months ended December 30, 2017, as compared with $3.0 million of cash flows used in investing activities for the three months ended December 31, 2016. The $0.5 million increase was due primarily to increased spending on manufacturing assets.

Total cash used in financing activities

Cash flows used in financing activities totaled $2.2 million for the three months ended December 30, 2017, as compared with $4.1 million of cash flows used in financing activities for the three months ended December 31, 2016. The $2.0 million decrease in use was primarily attributed to a decrease of $3.3 million in cash paid for principal payments and debt extinguishment costs from the prior year, an increase of $0.9 million in cash received from warrant exercises, and a decrease of $0.6 million in cash paid for employee taxes on stock option exercises. The decreases in cash used were partially offset by $3.0 million in cash used to purchase common stock under the share repurchase program.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash used in continuing operations less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2017	December 31, 2016
Net cash used in continuing operations	$(33,808)	$(32,206)
Cash paid for fixed assets	(3,449)	(2,956)
Free cash flow	$(37,257)	$(35,162)

Free cash flow for the three months ended December 30, 2017 was $2.1 million lower than the three months ended December 31, 2016, primarily attributed to a decrease in customer deposits.

Off-Balance Sheet Arrangements

We lease office buildings and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $7.7 million at December 30, 2017, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At December 30, 2017, there were 2.1 million shares of common stock issuable upon exercise of outstanding warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the disclosures about our interest rate risk or commodity risk market risk factors previously disclosed in Part II, Item 7A of the Company’s 2017 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2017 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2017 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Company Common Stock

During the three fiscal months ended December 30, 2017, the Company executed purchases for 141,577 shares of its common stock at an average purchase price per share of $18.93, under the share repurchase program which was authorized in August 2017 by our Board of Directors. The repurchase program allows the Company to spend up to $50.0 million to repurchase, in open market or private transactions, outstanding common stock, series A convertible preferred stock, and/or warrants over a 24 month period ending August 2019.

The following table provides information regarding the Company's purchase of common stock during the three fiscal months ended December 30, 2017:

Period by fiscal month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Repurchases from October 1, 2017 - October 28, 2017	4,200	$19.93	4,200	$15,923
Repurchases from October 29, 2017 - November 25, 2017	55,100	18.97	55,100	14,875
Repurchases from November 26, 2017 - December 30, 2017	82,277	18.79	82,277	13,333
Total	141,577		141,577

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

Blue Bird Corporation

Dated:	February 7, 2018	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	February 7, 2018	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer