Form 10-Q
period 2018-03-31
Blue Bird Corp
filed 2018-05-10
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were issued and outstanding 26,999,660 shares of the registrant’s common stock, $0.0001 par value.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except for share data)	March 31, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$10,349	$62,616
Accounts receivable, net	12,190	10,148
Inventories	105,387	76,155
Other current assets	12,883	11,528
Total current assets	$140,809	$160,447
Property, plant and equipment, net	38,126	34,708
Goodwill	18,825	18,825
Intangible assets, net	56,476	57,481
Equity investment in affiliate	11,859	11,625
Deferred tax assets	10,129	11,755
Other assets	991	975
Total assets	$277,215	$295,816
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$96,125	$87,331
Warranty	7,906	8,573
Accrued expenses	12,283	18,229
Deferred warranty income	7,204	6,776
Other current liabilities	6,716	9,847
Current portion of long-term debt	8,000	8,000
Total current liabilities	$138,234	$138,756
Long-term liabilities
Long-term debt	$139,608	$143,224
Warranty	11,377	12,337
Deferred warranty income	13,257	12,519
Other liabilities	15,618	15,064
Pension	29,073	32,426
Total long-term liabilities	$208,933	$215,570
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 400,000 issued with liquidation preference of $40,000 at March 31, 2018 and September 30, 2017	$40,000	$40,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,912,188 and 23,739,344 issued and outstanding at March 31, 2018 and September 30, 2017, respectively	2	2
Additional paid-in capital	38,747	45,418
Accumulated deficit	(106,058)	(100,055)
Accumulated other comprehensive loss	(42,643)	(43,875)
Total stockholders' deficit	$(69,952)	$(58,510)
Total liabilities and stockholders' deficit	$277,215	$295,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except for share data)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$216,628	$208,651	$379,177	$345,311
Cost of goods sold	194,960	184,002	336,861	302,464
Gross profit	$21,668	$24,649	$42,316	$42,847
Operating expenses
Selling, general and administrative expenses	18,741	19,259	44,659	37,451
Operating profit (loss)	$2,927	$5,390	$(2,343)	$5,396
Interest expense	(1,826)	(1,715)	(3,278)	(4,403)
Interest income	2	6	17	13
Other income (expense), net	1,020	(37)	1,190	(164)
Loss on debt extinguishment	—	—	—	(10,142)
Income (loss) before income taxes	$2,123	$3,644	$(4,414)	$(9,300)
Income tax (expense) benefit	(471)	(1,108)	(1,823)	2,564
Equity in net income of non-consolidated affiliate	184	212	234	961
Net income (loss)	$1,836	$2,748	$(6,003)	$(5,775)

Earnings per share:
Net income (loss) (from above)	$1,836	$2,748	$(6,003)	$(5,775)
Less: preferred stock dividends	763	1,017	1,533	1,970
Net income (loss) available to common stockholders	$1,073	$1,731	$(7,536)	$(7,745)

Basic weighted average shares outstanding	23,899,772	23,048,517	23,911,909	22,822,416
Diluted weighted average shares outstanding	25,127,082	24,590,905	23,911,909	22,822,416

Basic earnings (loss) per share	$0.04	$0.08	$(0.32)	$(0.34)
Diluted earnings (loss) per share	$0.04	$0.07	$(0.32)	$(0.34)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income (loss)	$1,836	$2,748	$(6,003)	$(5,775)
Other comprehensive income, net of tax
Net change in defined benefit pension plan	669	1,007	1,232	2,013
Net unrealized (loss) gain on cash flow hedges	—	(47)	—	102
Total other comprehensive income	$669	$960	$1,232	$2,115
Comprehensive income (loss)	$2,505	$3,708	$(4,771)	$(3,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Cash flows from operating activities
Net loss	$(6,003)	$(5,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,173	4,101
Amortization of debt costs	384	713
Share-based compensation	1,510	410
Equity in net income of affiliate	(234)	(961)
Loss (gain) on disposal of fixed assets	78	(46)
Deferred taxes	1,098	(2,964)
Amortization of deferred actuarial pension losses	1,760	3,145
Loss on debt extinguishment	—	10,142
Unrealized gains on foreign currency hedges	(1,036)	—
Changes in assets and liabilities:
Accounts receivable	(2,042)	13,444
Inventories	(29,232)	(56,618)
Other assets	(335)	(1,112)
Accounts payable	9,151	30,961
Accrued expenses, pension and other liabilities	(12,329)	(4,765)
Total adjustments	$(27,054)	$(3,550)
Total cash used in operating activities	$(33,057)	$(9,325)
Cash flows from investing activities
Cash paid for fixed assets	(7,021)	(5,159)
Proceeds from sale of fixed assets	—	46
Total cash used in investing activities	$(7,021)	$(5,113)
Cash flows from financing activities
Repayments under the former senior term loan	$—	$(161,500)
Borrowings under the new term loan	—	156,887
Repayments under the new term loan	(4,000)	(2,000)
Cash paid for capital leases	(77)	(79)
Cash paid for debt issuance costs	—	(271)
Cash paid to extinguish debt	—	(507)
Payment of dividends on preferred stock	(1,533)	(1,970)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(571)	(981)
Proceeds from exercises of warrants	9,504	10,982
Common stock repurchases under the share repurchase program	(15,512)	—
Total cash (used in) provided by financing activities	$(12,189)	$561
Change in cash and cash equivalents	(52,267)	(13,877)
Cash and cash equivalents, beginning of period	62,616	52,309
Cash and cash equivalents, end of period	$10,349	$38,432

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	2,950	3,294
Income tax paid, net of tax refunds	3,596	1,233
Non-cash investing and financing activities:
Change in accounts payable for capital additions to property, plant and equipment	(357)	(2,178)
Cashless exercise of stock options	897	4,124
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2018, there is a total of 52 weeks. For fiscal years 2018 and 2017, the second quarters both included 13 weeks.

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 31, 2018.

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Should we elect to apply this optional ASU, it will be effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

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

(in thousands of dollars)	March 31, 2018	September 30, 2017
Raw materials	$63,282	$54,379
Work in process	21,492	14,660
Finished goods	20,613	7,116
Total inventory	$105,387	$76,155

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

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance at beginning of period	$19,788	$18,318	$20,910	$19,444
Add current period accruals	2,406	2,327	4,365	3,780
Current period reductions of accrual	(2,911)	(2,033)	(5,992)	(4,612)
Balance at end of period	$19,283	$18,612	$19,283	$18,612
The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line on the Condensed Consolidated Statements of Operations. The methodology to determine the short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance at beginning of period	$19,208	$15,809	$19,295	$16,187
Add current period deferred income	2,763	2,244	4,826	3,373
Current period recognition of income	(1,510)	(1,399)	(3,660)	(2,906)
Balance at end of period	$20,461	$16,654	$20,461	$16,654

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	March 31, 2018	September 30, 2017
Current portion	$3,305	$3,194
Long-term portion	2,413	2,251
Total accrued self-insurance	$5,718	$5,445

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are included in net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $3.6 million and $3.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and $7.0 million and $6.2 million for the six months ended March 31, 2018 and April 1, 2017, respectively. The related cost of goods sold was $3.1 million and $2.6 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and $5.9 million and $5.3 million for the six months ended March 31, 2018 and April 1, 2017, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Interest cost	$1,357	$1,265	$2,714	$2,531
Expected return on plan assets	(1,776)	(1,589)	(3,552)	(3,179)
Amortization of prior loss	880	1,572	1,760	3,145
Net periodic benefit cost	$461	$1,248	$922	$2,497
Amortization of prior loss, recognized in other comprehensive income	880	1,572	1,760	3,145
Total recognized in net periodic pension benefit cost and other comprehensive income	$(419)	$(324)	$(838)	$(648)

Warrants

At March 31, 2018, there were a total of 3,272,358 warrants outstanding to purchase 1,636,179 shares of our Common Stock.

4. Debt

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	March 31, 2018	September 30, 2017
2021 term loan, net of deferred financing costs of $2,392 and $2,776, respectively	$147,608	$151,224
Less: current portion of long-term debt	8,000	8,000
Long-term debt, net of current portion	$139,608	$143,224

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At March 31, 2018 and September 30, 2017, $150.0 million and $154.0 million, respectively, were outstanding on the term loans.

At March 31, 2018 and September 30, 2017, the stated interest rates on the term loans were 3.4% and 2.8%, respectively. At March 31, 2018 and September 30, 2017, the weighted-average annual effective interest rates for the term loans were 3.8% and 4.5%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at March 31, 2018; however, since $6.9 million of Letters of Credit were outstanding on March 31, 2018, the Company would have been able to borrow $68.1 million on the revolving line of credit.

Interest expense on all indebtedness was $1.8 million and $1.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and $3.3 million and $4.4 million for the six months ended March 31, 2018 and April 1, 2017, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2018	$4,000
2019	8,000
2020	11,000
2021	15,000
2022	112,000
Total remaining principal payments	$150,000

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

The effective tax rate for the three month period ended March 31, 2018 was 22.2%, which differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference is mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by accrued interest and penalties on uncertain tax positions.

The effective tax rate for the three month period ended April 1, 2017 was 30.4%, which differed from the statutory federal income tax rate of 35%, mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

The effective tax rate for the six month period ended March 31, 2018 was (41.3)% and significantly differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference is mainly due to $2.4 million in period expense recorded in the prior fiscal quarter to reflect the newly enacted Tax Act. The Tax Act adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Our rate was further impacted by accrued interest and penalties on uncertain tax positions. These items were partially offset by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

The effective tax rate for the six month period ended April 1, 2017 was 27.6% and differed from the statutory federal income tax rate of 35%, primarily from normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

6. Guarantees, Commitments and Contingencies

Litigation

At March 31, 2018, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Bus	$201,774	$193,760	$349,872	$316,166
Parts	14,854	14,891	29,305	29,145
Segment net sales	$216,628	$208,651	$379,177	$345,311

Gross profit

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Bus	$16,343	$19,229	$31,720	$32,391
Parts	5,325	5,420	10,596	10,456
Segment gross profit	$21,668	$24,649	$42,316	$42,847

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Segment gross profit	$21,668	$24,649	$42,316	$42,847
Adjustments:
Selling, general and administrative expenses	(18,741)	(19,259)	(44,659)	(37,451)
Interest expense	(1,826)	(1,715)	(3,278)	(4,403)
Interest income	2	6	17	13
Other income (expense), net	1,020	(37)	1,190	(164)
Loss on debt extinguishment	—	—	—	(10,142)
Income (loss) before income taxes	$2,123	$3,644	$(4,414)	$(9,300)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
United States	$198,414	$186,932	$353,062	$316,678
Canada	17,609	21,120	22,459	25,985
Rest of world	605	599	3,656	2,648
Total net sales	$216,628	$208,651	$379,177	$345,311

8. Earnings Per Share

We incurred a net loss for six months ended March 31, 2018 and April 1, 2017. As a result, basic and diluted shares outstanding are equal to each other for those periods due to the exclusion of potentially dilutive shares from the calculation of earnings per share as the effect would be anti-dilutive. Potentially dilutive shares excluded from the calculation were 4,701,112 and 5,826,988 for the six months ended March 31, 2018 and April 1, 2017, respectively.

The following table presents the earnings per share computation for the period presented when there are dilutive shares:

	Three Months Ended
(in thousands except for share data)	March 31, 2018	April 1, 2017
Numerator:
Net income	$1,836	$2,748
Less: convertible preferred stock dividends	763	1,017
Net income available to common stockholders	$1,073	$1,731

Basic earnings per share (1):
Weighted average common shares outstanding	23,899,772	23,048,517
Basic earnings per share	$0.04	$0.08

Diluted earnings per share (2):
Weighted average common shares outstanding	23,899,772	23,048,517
Weighted average dilutive securities, convertible preferred stock	—	—
Weighted average dilutive securities, restricted stock	14,797	—
Weighted average dilutive securities, warrants	939,107	1,308,774
Weighted average dilutive securities, stock options	273,406	233,614
Weighted average shares and dilutive potential common shares	25,127,082	24,590,905
Diluted earnings per share	$0.04	$0.07

(1) Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding during the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the three months ended March 31, 2018 and April 1, 2017, 3,451,251 and 4,314,064 shares, respectively, of convertible preferred stock were excluded from the dilutive calculation as the if-converted impact would be anti-dilutive.

9. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Six Months Ended
	March 31, 2018
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	75,590	$15.83
Granted	107,720	18.10
Vested	(53,355)	15.50
Forfeited/canceled	(8,076)	15.62
Balance, end of period	121,879	17.99

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, was $0.5 million and $0.9 million with associated tax benefits of $0.1 million and $0.2 million for the three and six months ended March 31, 2018, respectively. At March 31, 2018, unrecognized compensation cost related to restricted stock awards totaled $1.4 million and is expected to be recognized over a weighted-average period of nine months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Six Months Ended
	March 31, 2018
Stock Option Award Activity	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of period	623,962	$11.15
Granted	215,530	16.61
Exercised (1)	(73,102)	12.27
Forfeited	(19,030)	15.50
Outstanding options, end of period (2)	747,360	12.50
Fully vested and exercisable options, end of period (3)	535,302	10.87

(1) Stock options exercised in the period had an aggregate intrinsic value totaling $0.6 million.
(2) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $8.4 million.
(3) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $6.9 million with a weighted average contractual remaining term of 7.3 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.3 million and $0.5 million with associated tax benefits of $0.0 million and $0.1 million for the three and six months ended March 31, 2018, respectively. At March 31, 2018, unrecognized compensation cost related to stock option awards totaled $0.9 million and is expected to be recognized over a weighted-average period of nine months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Six Months Ended
March 31, 2018
Expected volatility	29.2%
Expected dividend yield	0%
Risk-free interest rate	2.16%
Expected term (in years)	5.0 - 5.5
Weighted-average grant-date fair value	$6.15

10. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

	Three Months Ended			Six Months Ended
(in thousands)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
March 31, 2018
Balance, beginning of period	$(43,312)	$—	$(43,312)	$(43,875)	$—	$(43,875)
Other comprehensive income, gross	—	—	—	—	—	—
Amounts reclassified from other comprehensive income and included in earnings	880	—	880	1,760	—	1,760
Total other comprehensive income, before taxes	880	—	880	1,760	—	1,760
Income tax expense	(211)	—	(211)	(528)	—	(528)
Balance, end of period	$(42,643)	$—	$(42,643)	$(42,643)	$—	$(42,643)

April 1, 2017
Balance, beginning of period	$(57,872)	$136	$(57,736)	$(58,878)	$(13)	$(58,891)
Other comprehensive (loss) income, gross	—	(81)	(81)	—	383	383
Amounts reclassified from other comprehensive income and included in earnings	1,572	8	1,580	3,145	(227)	2,918
Total other comprehensive income (loss), before taxes	1,572	(73)	1,499	3,145	156	3,301
Income tax (expense) benefit	(565)	26	(539)	(1,132)	(54)	(1,186)
Balance, end of period	$(56,865)	$89	$(56,776)	$(56,865)	$89	$(56,776)

11. Subsequent Event

On April 24, 2018, the Company exercised its right to convert the maximum number of outstanding shares of the 7.625% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) into shares of common stock, $0.0001 per share, of the Company (“Common Stock”). The conversion was subject to a beneficial ownership limitation, which prohibits the Company from effecting a conversion of Series A Preferred Stock to the extent that, after giving effect to such conversion, the holder of the Series A Preferred Stock would beneficially own in excess of 9.99% of the outstanding Common Stock. As a result of this conversion, a total of 307,000 shares of Series A Preferred Stock were converted into 2,649,962 shares of common stock based on the conversion rate of 8.6318 shares of Common Stock for each share of Series A Preferred Stock being converted. After the conversion, 93,000 shares of Series A Preferred Stock were outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended March 31, 2018 and April 1, 2017 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 30, 2017 as “fiscal 2017”. We refer to the quarter ended March 31, 2018 as the “second quarter of fiscal 2018” and we refer to the quarter ended April 1, 2017 as the “second quarter of fiscal 2017”. There were 13 weeks in the second quarters of both fiscal 2018 and fiscal 2017.

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

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative to diesel fuel applications with its propane-powered, gasoline-powered and compressed natural gas (“CNG”)-powered school buses. In our second fiscal quarter of 2018, we also took our first orders for all-electric school buses.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended March 31, 2018.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items on our unaudited Condensed Consolidated Statements of Operations are principally driven by the following factors:

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

Adjusted EBITDA is defined as net income prior to discontinued operations income or loss, interest income, interest expense, income taxes, and depreciation, amortization, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense and transaction costs, as these expenses are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and April 1, 2017:

	Three Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Net sales	$216,628	$208,651
Cost of goods sold	194,960	184,002
Gross profit	$21,668	$24,649
Operating expenses
Selling, general and administrative expenses	18,741	19,259
Operating profit	$2,927	$5,390
Interest expense	(1,826)	(1,715)
Interest income	2	6
Other income (expense), net	1,020	(37)
Income before income taxes	$2,123	$3,644
Income tax expense	(471)	(1,108)
Equity in net income of non-consolidated affiliate	184	212
Net income	$1,836	$2,748
Other financial data:
Adjusted EBITDA	$9,982	$8,365
Adjusted EBITDA margin	4.6%	4.0%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	March 31, 2018	April 1, 2017
Bus	$201,774	$193,760
Parts	14,854	14,891
Total	$216,628	$208,651

Gross Profit by Segment
Bus	$16,343	$19,229
Parts	5,325	5,420
Total	$21,668	$24,649

Net sales. Net sales were $216.6 million for the second quarter of fiscal 2018, an increase of $8.0 million, or 3.8%, compared to $208.7 million for the second quarter of fiscal 2017.

Bus sales increased $8.0 million, or 4.1%, reflecting an increase in units booked, which were 2,441 units for the second quarter of fiscal 2018 compared to 2,367 units for the second quarter of fiscal 2017. The average net sales price per unit for the second quarter of fiscal 2018 was 1.0% higher than the price per unit for the second quarter of fiscal 2017. This increase in unit price mainly reflects changes in product and customer mix.

Parts sales remained relatively flat for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.

Cost of goods sold. Total cost of goods sold was $195.0 million for the second quarter of fiscal 2018, an increase of $11.0 million, or 6.0%, compared to $184.0 million for the second quarter of fiscal 2017. As a percentage of net sales, total cost of goods sold increased from 88.2% to 90.0%.

Bus segment cost of goods sold increased $10.9 million, or 6.2%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The average cost of goods sold per unit for the second quarter of fiscal 2018 was 3.0% higher compared to the second quarter of fiscal 2017 due to changes in product and customer mix, as well as raw material price increases related to rising commodity costs.

Parts segment cost of goods sold for the second quarter of fiscal 2018 remained relatively flat compared to the second quarter of fiscal 2017.

Operating profit. Operating profit was $2.9 million for the second quarter of fiscal 2018, a decrease of $2.5 million, compared to an operating profit of $5.4 million for the second quarter of fiscal 2017. Profitability was negatively impacted by a decrease of $3.0 million in gross profit, which was partially offset by a decrease of $0.5 million in selling, general and administrative expenses.

Interest expense. Interest expense for the second quarter of fiscal 2018 remained relatively flat compared to the second quarter of fiscal 2017.

Other income (expense), net. Other income, net was $1.0 million for the for the second quarter of fiscal 2018, an increase of $1.0 million, compared to other expense, net of $0.0 million for the second quarter of fiscal 2017. The increase was attributed to unrealized gains on foreign exchange derivative contracts not designated as hedging instruments for accounting purposes totaling $1.0 million.

Income taxes. Income tax expense was $0.5 million for the second quarter of fiscal 2018, compared to income tax expense of $1.1 million for the second quarter of fiscal 2017.

The effective tax rate for the three month period ended March 31, 2018 was 22.2%, which differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference is mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by accrued interest and penalties on uncertain tax positions.

The effective tax rate for the three month period ended April 1, 2017 was 30.4%, which differed from the statutory federal income tax rate of 35%, mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and stock share based award related deductions in excess of recorded book expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $10.0 million, or 4.6% of net sales, for the second quarter of fiscal 2018, an increase of $1.6 million, or 19.3%, compared to $8.4 million, or 4.0% of net sales, for the second quarter of fiscal 2017. The increase in adjusted EBITDA was primarily the result of a decrease in adjusted selling, general and administrative expenses, which was partially offset by a decrease in gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Net income	$1,836	$2,748
Adjustments:
Discontinued operations loss	6	61
Interest expense, net	1,824	1,709
Income tax expense	471	1,108
Depreciation, amortization, and disposals	2,169	2,047
Operational transformation initiatives	3,427	—
Unrealized gains on foreign currency hedges	(1,036)	—
Share-based compensation	886	410
Product redesign initiatives	399	282
Adjusted EBITDA	$9,982	$8,365
Adjusted EBITDA margin (percentage of net sales)	4.6%	4.0%

Consolidated Results of Operations for the Six Months Ended March 31, 2018 and April 1, 2017:

	Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Net sales	$379,177	$345,311
Cost of goods sold	336,861	302,464
Gross profit	$42,316	$42,847
Operating expenses
Selling, general and administrative expenses	44,659	37,451
Operating (loss) profit	$(2,343)	$5,396
Interest expense	(3,278)	(4,403)
Interest income	17	13
Other income (expense), net	1,190	(164)
Loss on debt extinguishment	—	(10,142)
Loss before income taxes	$(4,414)	$(9,300)
Income tax (expense) benefit	(1,823)	2,564
Equity in net income of non-consolidated affiliate	234	961
Net loss	$(6,003)	$(5,775)
Other financial data:
Adjusted EBITDA	$15,278	$10,983
Adjusted EBITDA margin	4.0%	3.2%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	March 31, 2018	April 1, 2017
Bus	$349,872	$316,166
Parts	29,305	29,145
Total	$379,177	$345,311

Gross Profit by Segment
Bus	$31,720	$32,391
Parts	10,596	10,456
Total	$42,316	$42,847

Net sales. Net sales were $379.2 million for the six months ended March 31, 2018, an increase of $33.9 million, or 9.8%, compared to $345.3 million for the six months ended April 1, 2017.

Bus sales increased $33.7 million, or 10.7%, reflecting an increase in units booked, which were 4,146 units for the six months ended March 31, 2018 compared to 3,860 units for the six months ended April 1, 2017. The average net sales price per unit for the six months ended March 31, 2018 was 3.0% higher than the price per unit for the six months ended April 1, 2017. This increase in unit price mainly reflects changes in product and customer mix.

Parts sales increased $0.2 million, or 0.5%, for the six months ended March 31, 2018 compared to the six months ended April 1, 2017, primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $336.9 million for the six months ended March 31, 2018, an increase of $34.4 million, or 11.4%, compared to $302.5 million for the six months ended April 1, 2017. As a percentage of net sales, total cost of goods sold increased from 87.6% to 88.8%.

Bus segment cost of goods sold increased $34.4 million, or 12.1%, for the six months ended March 31, 2018 compared to the six months ended April 1, 2017. The average cost of goods sold per unit for the six months ended March 31, 2018 was 4.4% higher compared to the six months ended April 1, 2017 mainly due to changes in product and customer mix, as well as raw material price increases related to rising commodity costs.

Parts segment cost of goods sold for the six months ended March 31, 2018 remained relatively flat compared to the six months ended April 1, 2017.

Operating (loss) profit. Operating loss was $2.3 million for the six months ended March 31, 2018, a decrease of $7.7 million compared to an operating profit of $5.4 million for the six months ended April 1, 2017. Profitability was negatively impacted by an increase of $7.2 million in selling, general and administrative expenses driven by operational transformation initiatives and product redesign costs and a decrease of $0.5 million in gross profit.

Interest expense. Interest expense was $3.3 million for the six months ended March 31, 2018, a decrease of $1.1 million, or 25.6%, compared to $4.4 million for the six months ended April 1, 2017. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Other income (expense), net. Other income, net was $1.2 million for the second quarter of fiscal 2018, an increase of $1.4 million, compared to other expense, net of $0.2 million for the second quarter of fiscal 2017. The increase was primarily attributed to unrealized gains on foreign exchange derivative contracts not designated as hedging instruments for accounting purposes totaling $1.0 million.

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

Income taxes. Income tax expense was $1.8 million for the six months ended March 31, 2018, compared to income tax benefit of $2.6 million for the same period in fiscal 2017.

The effective tax rate for the six month period ended March 31, 2018 was (41.3)% and significantly differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference, driven primarily by a negative effective tax rate in the current period, is explained below.

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

We provided $2.4 million of expense in the first quarter of fiscal 2018 related to the tax reform which was included as a component of income tax expense. We believe this to be a reasonable estimate of the effects of this new law on our existing deferred tax balances and the one-time transition tax, in accordance with applicable U.S. GAAP.

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

These estimates may be revised during the year, based on new information. In particular, the IRS is expected to issue further guidance regarding the one-time transition tax for foreign subsidiaries that may change our estimate. We also have further analysis and studies that need to be completed.

We estimate an effective tax rate for fiscal 2018 between 25% and 30%, excluding one-time impacts for implementing the new legislation.

The $2.4 million in period expense, to reflect the newly enacted U.S. tax reform discussed above, includes resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Our current period tax rate differs from the transitional 2018 statutory federal income tax rate of 24.5% mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by accrued interest and penalties on uncertain tax positions.

The effective tax rate for the six month period ended April 1, 2017 was 27.6% and differed from the statutory federal income tax rate of 35%, primarily due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $15.3 million or 4.0% of net sales for the six months ended March 31, 2018, an increase of $4.3 million, or 39.1%, compared to $11.0 million or 3.2% of net sales for the six months ended April 1, 2017. The increase in adjusted EBITDA is primarily the result of decreased adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Net loss	$(6,003)	$(5,775)
Adjustments:
Discontinued operations (income) loss	(81)	188
Interest expense, net	3,261	4,390
Income tax expense (benefit)	1,823	(2,564)
Depreciation, amortization, and disposals	4,280	4,084
Loss on debt extinguishment	—	10,142
Business combination expenses	—	(174)
Operational transformation initiatives	10,385	—
Unrealized gains on foreign currency hedges	(1,036)	—
Share-based compensation	1,510	410
Product redesign initiatives	1,139	282
Adjusted EBITDA	$15,278	$10,983
Adjusted EBITDA margin (percentage of net sales)	4.0%	3.2%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. At March 31, 2018, the Company had $10.3 million of available cash (net of outstanding checks) and $68.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

There are customary events of default under the Credit Agreement and the Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances as provided under the Credit Agreement, including, among other exceptions, (i) in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments (ii) in an amount that would not cause the Total Net Leverage Ratio to exceed 2.75 to 1.00, (iii) to make payments under the Certificate of Designations of the Company's outstanding preferred stock in an amount up to the cumulative available amount of excess free cash flow that is not required to be used to prepay the outstanding loans under the Credit Agreement, subject to certain adjustments, and (iv) in an amount not to exceed $15.0 million provided that there is not a continuing default.

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

At March 31, 2018, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Cash and cash equivalents at beginning of period	$62,616	$52,309
Total cash used in operating activities	(33,057)	(9,325)
Total cash used in investing activities	(7,021)	(5,113)
Total cash (used in) provided by financing activities	(12,189)	561
Change in cash and cash equivalents	$(52,267)	$(13,877)
Cash and cash equivalents at end of period	$10,349	$38,432
Depreciation and amortization	$4,173	$4,101
Capital expenditures	7,021	5,159

Total cash used in operating activities

Cash flows used in operating activities totaled $33.1 million for the six months ended March 31, 2018, as compared with $9.3 million of cash flows used in operating activities for the six months ended April 1, 2017. The $23.7 million increase in cash used in operating activities was primarily attributed changes in accounts receivable. Also impacting the increase in cash used was a $6.8 million decrease in non-cash components of net income mainly due to the debt extinguishment in fiscal 2017, an increase of $2.4 million in cash paid for taxes, and a decrease of $2.4 million in customer deposits.

Total cash used in investing activities

Cash flows used in investing activities totaled $7.0 million for the six months ended March 31, 2018, as compared with $5.1 million of cash flows used in investing activities for the six months ended April 1, 2017. The $1.9 million increase was due primarily to increased spending on manufacturing assets.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $12.2 million for the six months ended March 31, 2018, as compared with $0.6 million of cash flows provided by financing activities for the six months ended April 1, 2017. The $12.8 million increase in use was primarily attributed to $15.5 million in cash used to purchase common stock under the share repurchase program and a decrease of $1.5 million in cash received from warrant exercises. The increases in cash used were partially offset by a decrease of $3.4 million in cash paid for principal payments and debt extinguishment costs from the prior year, a $0.4 million decrease in cash dividends paid on preferred stock, and a $0.4 million decrease in cash paid for employee taxes on vested restricted shares and stock option exercises.

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

	Six Months Ended
(in thousands of dollars)	March 31, 2018	April 1, 2017
Net cash used in continuing operations	$(33,057)	$(9,325)
Cash paid for fixed assets	(7,021)	(5,159)
Free cash flow	$(40,078)	$(14,484)

Free cash flow for the six months ended March 31, 2018 was $25.6 million lower than the six months ended April 1, 2017, primarily attributed to changes in accounts receivable. Also impacting the increase in cash used was a $6.8 million decrease in non-cash components of net income mainly due to the debt extinguishment in fiscal 2017, an increase of $2.4 million in cash paid for taxes, a decrease of $2.4 million in customer deposits, and an increase of $1.9 million from increased cash paid for manufacturing assets.

Off-Balance Sheet Arrangements

We lease office buildings and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $6.9 million at March 31, 2018, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At March 31, 2018, there were 1.6 million shares of common stock issuable upon exercise of outstanding warrants.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Company Common Stock

During the three fiscal months ended March 31, 2018, the Company executed purchases for 564,636 shares of its common stock at an average purchase price per share of $21.58, under the share repurchase program which was authorized in August 2017 by our Board of Directors. The repurchase program allows the Company to spend up to $50.0 million to repurchase, in open market or private transactions, outstanding common stock, series A convertible preferred stock, and/or warrants over a 24 month period ending August 2019.

The following table provides information regarding the Company's purchase of common stock during the three fiscal months ended March 31, 2018:

Period by fiscal month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Repurchases from December 31, 2017 - January 27, 2018	104,840	$19.19	104,840	$11,322
Repurchases from January 28, 2018 - February 24, 2018	122,129	22.27	122,129	8,528
Repurchases from February 25, 2018 - March 31, 2018	337,667	23.77	337,667	506
Total	564,636		564,636

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

Blue Bird Corporation

Dated:	May 10, 2018	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 10, 2018	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer