Form 10-Q
period 2018-06-30
Blue Bird Corp
filed 2018-08-08
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were issued and outstanding 27,111,107 shares of the registrant’s common stock, $0.0001 par value.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except for share data)	June 30, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$41,924	$62,616
Accounts receivable, net	22,569	10,148
Inventories	113,027	76,155
Other current assets	14,311	11,528
Total current assets	$191,831	$160,447
Property, plant and equipment, net	48,910	34,708
Goodwill	18,825	18,825
Intangible assets, net	55,974	57,481
Equity investment in affiliate	12,256	11,625
Deferred tax assets	3,220	11,755
Other assets	522	975
Total assets	$331,538	$295,816
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$132,864	$87,331
Warranty	8,139	8,573
Accrued expenses	17,214	18,229
Deferred warranty income	7,742	6,776
Other current liabilities	7,084	9,847
Current portion of long-term debt	8,000	8,000
Total current liabilities	$181,043	$138,756
Long-term liabilities
Long-term debt	$137,797	$143,224
Warranty	11,712	12,337
Deferred warranty income	14,259	12,519
Deferred tax liabilities	626	—
Other liabilities	5,359	15,064
Pension	25,219	32,426
Total long-term liabilities	$194,972	$215,570
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 93,000 and 400,000 issued with liquidation preference of $9,300 and $40,000 at June 30, 2018 and September 30, 2017, respectively	$9,300	$40,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,898,267 and 23,739,344 issued and outstanding at June 30, 2018 and September 30, 2017, respectively	2	2
Additional paid-in capital	72,362	45,418
Accumulated deficit	(84,167)	(100,055)
Accumulated other comprehensive loss	(41,974)	(43,875)
Total stockholders' deficit	$(44,477)	$(58,510)
Total liabilities and stockholders' deficit	$331,538	$295,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$314,186	$332,604	$693,363	$677,915
Cost of goods sold	277,213	287,594	614,074	590,058
Gross profit	$36,973	$45,010	$79,289	$87,857
Operating expenses
Selling, general and administrative expenses	20,950	16,331	65,609	53,782
Operating profit	$16,023	$28,679	$13,680	$34,075
Interest expense	(1,834)	(1,398)	(5,112)	(5,801)
Interest income	25	50	42	63
Other (expense) income, net	(206)	(45)	984	(209)
Loss on debt extinguishment	—	—	—	(10,142)
Income before income taxes	$14,008	$27,286	$9,594	$17,986
Income tax benefit (expense)	7,485	(8,290)	5,662	(5,726)
Equity in net income of non-consolidated affiliate	398	1,036	632	1,997
Net income	$21,891	$20,032	$15,888	$14,257

Earnings per share:
Net income (from above)	$21,891	$20,032	$15,888	$14,257
Less: preferred stock dividends	182	974	1,715	2,944
Net income available to common stockholders	$21,709	$19,058	$14,173	$11,313

Basic weighted average shares outstanding	26,209,697	23,659,057	24,677,838	23,101,685
Diluted weighted average shares outstanding	28,556,914	29,527,612	25,809,491	24,654,158

Basic earnings per share	$0.83	$0.81	$0.57	$0.49
Diluted earnings per share	$0.77	$0.68	$0.55	$0.46
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$21,891	$20,032	$15,888	$14,257
Other comprehensive income, net of tax
Net change in defined benefit pension plan	669	1,007	1,901	3,020
Net unrealized (loss) gain on cash flow hedges	—	(26)	—	76
Total other comprehensive income	$669	$981	$1,901	$3,096
Comprehensive income	$22,560	$21,013	$17,789	$17,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net income	$15,888	$14,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,325	6,106
Amortization of debt costs	572	912
Share-based compensation	2,380	904
Equity in net income of affiliate	(632)	(1,997)
Loss (gain) on disposal of fixed assets	115	(43)
Deferred taxes	8,422	(874)
Amortization of deferred actuarial pension losses	2,640	4,718
Loss on debt extinguishment	—	10,142
Unrealized gains on foreign currency hedges	(828)	—
Changes in assets and liabilities:
Accounts receivable	(12,422)	(13,701)
Inventories	(36,872)	(72,796)
Other assets	(1,502)	(5,941)
Accounts payable	41,959	56,671
Accrued expenses, pension and other liabilities	(19,023)	5,981
Dividend from equity investment in affiliate	—	1,412
Total adjustments	$(8,866)	$(8,506)
Total cash provided by operating activities	$7,022	$5,751
Cash flows from investing activities
Cash paid for fixed assets	$(15,572)	$(7,193)
Proceeds from sale of fixed assets	12	47
Total cash used in investing activities	$(15,560)	$(7,146)
Cash flows from financing activities
Repayments under the former senior term loan	$—	$(161,500)
Borrowings under the new term loan	—	156,887
Repayments under the new term loan	(6,000)	(4,000)
Cash paid for capital leases	(118)	(117)
Cash paid for debt issuance costs	—	(299)
Cash paid to extinguish debt	—	(507)
Payment of dividends on preferred stock	(1,715)	(2,944)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(571)	(981)
Proceeds from exercises of warrants	15,114	12,858
Common stock repurchases under share repurchase programs	(18,864)	—
Total cash used in financing activities	$(12,154)	$(603)
Change in cash and cash equivalents	(20,692)	(1,998)
Cash and cash equivalents, beginning of period	62,616	52,309
Cash and cash equivalents, end of period	$41,924	$50,311

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$4,549	$4,775
Income tax paid, net of tax refunds	3,665	1,318
Non-cash investing and financing activities:
Change in accounts payable for capital additions to property, plant and equipment	$3,574	$(1,900)
Cashless exercise of stock options	897	4,124
Cash receivable for warrant exercises	—	164
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2018, there is a total of 52 weeks. For fiscal years 2018 and 2017, the third quarters both included 13 weeks.

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

Preferred Stock Conversion

On April 24, 2018, the Company exercised its right to convert the maximum allowable number of outstanding shares of the 7.625% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) into shares of common stock, $0.0001 per share, of the Company (“Common Stock”). The conversion was subject to a beneficial ownership limitation, which prohibits the Company from effecting a conversion of Series A Preferred Stock to the extent that, after giving effect to such conversion, the holder of the Series A Preferred Stock would beneficially own in excess of 9.99% of the outstanding Common Stock. As a result of this conversion, a total of 307,000 shares of Series A Preferred Stock were converted into 2,649,962 shares of common stock based on the conversion rate of 8.6318 shares of Common Stock for each share of Series A Preferred Stock being converted. After the conversion and as of June 30, 2018, 93,000 shares of Series A Preferred Stock were outstanding.

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 30, 2018.

Recently Issued Accounting Standards

In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which updates income tax accounting to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. For more information regarding the impact of the Tax Act, see Note 5. Income Taxes.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which provides guidance on accounting for nonemployee share-based awards for goods or services received by a company. We have not granted any share-based awards to nonemployees. The impact of this guidance will be dependent on future grants, if any, of these forms of share-based awards.

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

(in thousands of dollars)	June 30, 2018	September 30, 2017
Raw materials	$67,677	$54,379
Work in process	34,741	14,660
Finished goods	10,609	7,116
Total inventory	$113,027	$76,155

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

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance at beginning of period	$19,283	$18,612	$20,910	$19,444
Add current period accruals	3,421	3,775	7,786	7,555
Current period reductions of accrual	(2,853)	(2,105)	(8,845)	(6,717)
Balance at end of period	$19,851	$20,282	$19,851	$20,282
The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line on the Condensed Consolidated Statements of Operations. The methodology used to determine the short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance at beginning of period	$20,461	$16,654	$19,295	$16,187
Add current period deferred income	2,974	3,396	7,800	6,769
Current period recognition of income	(1,434)	(1,520)	(5,094)	(4,426)
Balance at end of period	$22,001	$18,530	$22,001	$18,530

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	June 30, 2018	September 30, 2017
Current portion	$3,595	$3,194
Long-term portion	2,294	2,251
Total accrued self-insurance	$5,889	$5,445

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues represent costs billed to customers and are included in net sales. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues were $5.0 million and $6.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $12.0 million and $12.8 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. The related cost of goods sold was $5.8 million and $6.0 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $11.7 million and $11.3 million for the nine months ended June 30, 2018 and July 1, 2017, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest cost	$1,357	$1,266	$4,071	$3,797
Expected return on plan assets	(1,776)	(1,590)	(5,328)	(4,769)
Amortization of prior loss	880	1,573	2,640	4,718
Net periodic benefit cost	$461	$1,249	$1,383	$3,746
Amortization of prior loss, recognized in other comprehensive income	880	1,573	2,640	4,718
Total recognized in net periodic pension benefit cost and other comprehensive income	$(419)	$(324)	$(1,257)	$(972)

Warrants

At June 30, 2018, there were a total of 2,296,738 warrants outstanding to purchase 1,148,369 shares of our Common Stock.

4. Debt

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	June 30, 2018	September 30, 2017
2021 term loan, net of deferred financing costs of $2,203 and $2,776, respectively	$145,797	$151,224
Less: current portion of long-term debt	8,000	8,000
Long-term debt, net of current portion	$137,797	$143,224

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At June 30, 2018 and September 30, 2017, $148.0 million and $154.0 million, respectively, were outstanding on the term loans.

At June 30, 2018 and September 30, 2017, the stated interest rates on the term loans were 3.8% and 2.8%, respectively. At June 30, 2018 and September 30, 2017, the weighted-average annual effective interest rates for the term loans were 3.9% and 4.5%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at June 30, 2018; however, since $6.9 million of Letters of Credit were outstanding on June 30, 2018, the Company would have been able to borrow $68.1 million on the revolving line of credit.

Interest expense on all indebtedness was $1.8 million and $1.4 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $5.1 million and $5.8 million for the nine months ended June 30, 2018 and July 1, 2017, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2018	$2,000
2019	8,000
2020	11,000
2021	15,000
2022	112,000
Total remaining principal payments	$148,000

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

For the three and nine month period ended June 30, 2018, we concluded on the relevant statute of limitations to apply to the underlying item that created our uncertain tax position which lapsed in the period resulting in a recorded tax benefit of $8.0 million. We also recorded a $1.7 million benefit related to the filing of our prior year tax returns. The benefit resulted from various deductions that were accelerated and reported in a higher tax rate year. The return filing also allowed us to reassess and reverse a $0.5 million valuation allowance for our foreign tax credit carryforward that had been recorded earlier in 2018.

The effective tax rate for the three month period ended June 30, 2018 was (53.4)%, which significantly differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference is mainly due to the above noted release of uncertain tax positions and provision to return adjustments, but the rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

The effective tax rate for the three month period ended July 1, 2017 was 30.4%, which differed from the statutory federal income tax rate of 35%, mainly due to tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

The effective tax rate for the nine month period ended June 30, 2018 was (59.0)% and significantly differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference is mainly due to the above noted release of uncertain tax positions and provision to return adjustments, but was partially offset by a $2.4 million expense recorded in the prior fiscal quarter to reflect the newly enacted Tax Act. The Tax Act adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Of this adjustment amount, the portion relating to uncertain tax positions and valuation allowance were reversed in the current quarter. The rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

The effective tax rate for the nine month period ended July 1, 2017 was 31.8% and differed from the statutory federal income tax rate of 35%, primarily from tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and stock option deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

6. Guarantees, Commitments and Contingencies

Litigation

At June 30, 2018, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Bus	$297,653	$317,333	$647,525	$633,499
Parts	16,533	15,271	45,838	44,416
Segment net sales	$314,186	$332,604	$693,363	$677,915

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Bus	$31,342	$39,843	$63,062	$72,234
Parts	5,631	5,167	16,227	15,623
Segment gross profit	$36,973	$45,010	$79,289	$87,857

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment gross profit	$36,973	$45,010	$79,289	$87,857
Adjustments:
Selling, general and administrative expenses	(20,950)	(16,331)	(65,609)	(53,782)
Interest expense	(1,834)	(1,398)	(5,112)	(5,801)
Interest income	25	50	42	63
Other (expense) income, net	(206)	(45)	984	(209)
Loss on debt extinguishment	—	—	—	(10,142)
Income before income taxes	$14,008	$27,286	$9,594	$17,986

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	$274,984	$291,672	$628,046	$608,350
Canada	37,490	40,550	59,949	66,535
Rest of world	1,712	382	5,368	3,030
Total net sales	$314,186	$332,604	$693,363	$677,915

8. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income	$21,891	$20,032	$15,888	$14,257
Less: convertible preferred stock dividends	182	974	1,715	2,944
Net income available to common stockholders	$21,709	$19,058	$14,173	$11,313

Basic earnings per share (1):
Weighted average common shares outstanding	26,209,697	23,659,057	24,677,838	23,101,685
Basic earnings per share	$0.83	$0.81	$0.57	$0.49

Diluted earnings per share (2):
Weighted average common shares outstanding	26,209,697	23,659,057	24,677,838	23,101,685
Weighted average dilutive securities, convertible preferred stock	1,471,902	4,314,064	—	—
Weighted average dilutive securities, restricted stock	687	2,383	24,403	484
Weighted average dilutive securities, warrants	607,532	1,326,916	836,932	1,314,161
Weighted average dilutive securities, stock options	267,096	225,192	270,318	237,828
Weighted average shares and dilutive potential common shares	28,556,914	29,527,612	25,809,491	24,654,158
Diluted earnings per share	$0.77	$0.68	$0.55	$0.46

(1) Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding during the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the nine months ended June 30, 2018 and July 1, 2017, 2,791,468 and 4,314,064 shares, respectively, of convertible preferred stock were excluded from the dilutive calculation as the if-converted impact would be anti-dilutive.

9. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Nine Months Ended
	June 30, 2018
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	75,590	$15.83
Granted	118,450	18.59
Vested	(67,890)	15.86
Forfeited/canceled	(8,076)	15.62
Balance, end of period	118,074	18.59

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, was $0.5 million and $1.4 million with associated tax benefits of $0.2 million and $0.4 million for the three and nine months ended June 30, 2018, respectively. At June 30, 2018, unrecognized compensation cost related to restricted stock awards totaled $1.1 million and is expected to be recognized over a weighted-average period of six months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Nine Months Ended
	June 30, 2018
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
(2) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $7.4 million.
(3) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $6.1 million with a weighted average contractual remaining term of 7.1 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.3 million and $0.8 million with associated tax benefits of $0.1 million and $0.2 million for the three and nine months ended June 30, 2018, respectively. At June 30, 2018, unrecognized compensation cost related to stock option awards totaled $0.6 million and is expected to be recognized over a weighted-average period of six months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Nine Months Ended
June 30, 2018
Expected volatility	29.2%
Expected dividend yield	0%
Risk-free interest rate	2.16%
Expected term (in years)	5.0 - 5.5
Weighted-average grant-date fair value	$6.15

10. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

	Three Months Ended			Nine Months Ended
(in thousands)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
June 30, 2018
Beginning Balance	$(42,643)	$—	$(42,643)	$(43,875)	$—	$(43,875)
Other comprehensive income, gross	—	—	—	—	—	—
Amounts reclassified from other comprehensive income and included in earnings	880	—	880	2,640	—	2,640
Total other comprehensive income, before taxes	880	—	880	2,640	—	2,640
Income tax expense	(211)	—	(211)	(739)	—	(739)
Ending Balance June 30, 2018	$(41,974)	$—	$(41,974)	$(41,974)	$—	$(41,974)

July 1, 2017
Beginning Balance	$(56,865)	$89	$(56,776)	$(58,878)	$(13)	$(58,891)
Other comprehensive (loss) income, gross	—	(39)	(39)	—	344	344
Amounts reclassified from other comprehensive income and included in earnings	1,573	—	1,573	4,718	(227)	4,491
Total other comprehensive income (loss), before taxes	1,573	(39)	1,534	4,718	117	4,835
Income tax (expense) benefit	(566)	13	(553)	(1,698)	(41)	(1,739)
Ending Balance July 1, 2017	$(55,858)	$63	$(55,795)	$(55,858)	$63	$(55,795)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended June 30, 2018 and July 1, 2017 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 30, 2017 as “fiscal 2017”. We refer to the quarter ended June 30, 2018 as the “third quarter of fiscal 2018” and we refer to the quarter ended July 1, 2017 as the “third quarter of fiscal 2017”. There were 13 weeks in the third quarters of both fiscal 2018 and fiscal 2017.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2017 Form 10-K, filed with the SEC on December 8, 2017 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended June 30, 2018.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Net sales	$314,186	$332,604
Cost of goods sold	277,213	287,594
Gross profit	$36,973	$45,010
Operating expenses
Selling, general and administrative expenses	20,950	16,331
Operating profit	$16,023	$28,679
Interest expense	(1,834)	(1,398)
Interest income	25	50
Other expense, net	(206)	(45)
Income before income taxes	$14,008	$27,286
Income tax benefit (expense)	7,485	(8,290)
Equity in net income of non-consolidated affiliate	398	1,036
Net income	$21,891	$20,032
Other financial data:
Adjusted EBITDA	$23,692	$32,868
Adjusted EBITDA margin	7.5%	9.9%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	June 30, 2018	July 1, 2017
Bus	$297,653	$317,333
Parts	16,533	15,271
Total	$314,186	$332,604

Gross Profit by Segment
Bus	$31,342	$39,843
Parts	5,631	5,167
Total	$36,973	$45,010

Net sales. Net sales were $314.2 million for the third quarter of fiscal 2018, a decrease of $18.4 million, or 5.5%, compared to $332.6 million for the third quarter of fiscal 2017.

Bus sales decreased $19.7 million, or 6.2%, reflecting a decrease in units booked and lower sales prices. In the third quarter of fiscal 2018, 3,746 units were booked compared to 3,849 units booked for the same period in fiscal 2017. The average net sales price per unit for the third quarter of fiscal 2018 was 3.6% lower than the price per unit for the third quarter of fiscal 2017. The decrease in unit price mainly reflects changes in product and customer mix.

Parts sales increased $1.3 million, or 8.3%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, as we had higher volumes primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $277.2 million for the third quarter of fiscal 2018, a decrease of $10.4 million, or 3.6%, compared to $287.6 million for the third quarter of fiscal 2017. As a percentage of net sales, total cost of goods sold increased from 86.5% to 88.2%.

Bus segment cost of goods sold decreased $11.2 million, or 4.0%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The average cost of goods sold per unit for the third quarter of fiscal 2018 was 1.4% lower compared to the third quarter of fiscal 2017 as favorable cost drivers due to product and customer mix were partially offset by raw material price increases related to rising commodity costs.

The $0.8 million, or 7.9%, increase in parts segment cost of goods sold for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $16.0 million for the third quarter of fiscal 2018, a decrease of $12.7 million, compared to an operating profit of $28.7 million for the third quarter of fiscal 2017. Profitability was negatively impacted by a decrease of $8.0 million in gross profit and an increase of $4.6 million in selling, general and administrative expenses due in large part to several non-recurring operational initiatives.

Interest expense. Interest expense was $1.8 million for the third quarter of fiscal 2018, an increase of $0.4 million, or 31.2%, compared to $1.4 million for the third quarter of fiscal 2017. The increase was primarily attributed to a one point increase in the stated interest rate on the term loan, which was partially offset by lower average borrowing levels.

Other expense, net. Other expense, net was $(0.2) million for the for the third quarter of fiscal 2018, a decrease of $(0.2) million, compared to other expense, net of $0.0 million for the third quarter of fiscal 2017. The decrease was primarily attributed to unrealized losses on foreign exchange derivative contracts not designated as hedging instruments for accounting purposes totaling $0.2 million.

Income taxes. We recorded an income tax benefit of $7.5 million for the third quarter of fiscal 2018, compared to income tax expense of $8.3 million for the same period in fiscal 2017.

We recorded several discrete tax benefits in the third quarter of fiscal 2018. We released an $8.0 million reserve for uncertain tax positions, recorded a total of $1.7 million of tax benefits from accelerated deductions reported on our prior year return, and recorded a $0.5 million benefit from a valuation allowance release.

The effective tax rate for the three month period ended June 30, 2018 was (53.4)%, which significantly differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference is mainly due to the above noted discrete tax benefits, but we also recorded normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

The effective tax rate for the three month period ended July 1, 2017 was 30.4%, which differed from the statutory federal income tax rate of 35% due mainly to tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and share-based award deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $23.7 million, or 7.5% of net sales, for the third quarter of fiscal 2018, a decrease of $9.2 million, or 27.9%, compared to $32.9 million, or 9.9% of net sales, for the third quarter of fiscal 2017. The decrease in adjusted EBITDA was primarily the result of a decrease in gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Net income	$21,891	$20,032
Adjustments:
Discontinued operations loss	—	34
Interest expense, net	1,809	1,348
Income tax (benefit) expense	(7,485)	8,290
Depreciation, amortization, and disposals	2,203	2,022
Operational transformation initiatives	3,169	—
Unrealized losses on foreign currency hedges	208	—
Share-based compensation	870	494
Product initiatives	1,037	648
Other	(10)	—
Adjusted EBITDA	$23,692	$32,868
Adjusted EBITDA margin (percentage of net sales)	7.5%	9.9%

Consolidated Results of Operations for the Nine Months Ended June 30, 2018 and July 1, 2017:

	Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Net sales	$693,363	$677,915
Cost of goods sold	614,074	590,058
Gross profit	$79,289	$87,857
Operating expenses
Selling, general and administrative expenses	65,609	53,782
Operating profit	$13,680	$34,075
Interest expense	(5,112)	(5,801)
Interest income	42	63
Other income (expense), net	984	(209)
Loss on debt extinguishment	—	(10,142)
Income before income taxes	$9,594	$17,986
Income tax benefit (expense)	5,662	(5,726)
Equity in net income of non-consolidated affiliate	632	1,997
Net income	$15,888	$14,257
Other financial data:
Adjusted EBITDA	$39,440	$43,851
Adjusted EBITDA margin	5.7%	6.5%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	June 30, 2018	July 1, 2017
Bus	$647,525	$633,499
Parts	45,838	44,416
Total	$693,363	$677,915

Gross Profit by Segment
Bus	$63,062	$72,234
Parts	16,227	15,623
Total	$79,289	$87,857

Net sales. Net sales were $693.4 million for the nine months ended June 30, 2018, an increase of $15.4 million, or 2.3%, compared to $677.9 million for the nine months ended July 1, 2017.

Bus sales increased $14.0 million, or 2.2%, reflecting an increase in units booked and partially offset by lower sales prices. In the nine months ended June 30, 2018, 7,892 units were booked compared to 7,709 units booked for the same period in fiscal 2017. The average net sales price per unit for the nine months ended June 30, 2018 was 0.2% lower than the price per unit for the nine months ended July 1, 2017. The decrease in unit price mainly reflects changes in product and customer mix.

Parts sales increased $1.4 million, or 3.2%, for the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017, primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $614.1 million for the nine months ended June 30, 2018, an increase of $24.0 million, or 4.1%, compared to $590.1 million for the nine months ended July 1, 2017. As a percentage of net sales, total cost of goods sold increased from 87.0% to 88.6%.

Bus segment cost of goods sold increased $23.2 million, or 4.1%, for the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017. The average cost of goods sold per unit for the nine months ended June 30, 2018 was 1.7% higher compared to the nine months ended July 1, 2017 mainly due to changes in product and customer mix, as well as raw material price increases related to rising commodity costs.

The $0.8 million, or 2.8%, increase in parts segment cost of goods sold for the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $13.7 million for the nine months ended June 30, 2018, a decrease of $20.4 million compared to an operating profit of $34.1 million for the nine months ended July 1, 2017. Profitability was negatively impacted by an increase of $11.8 million in selling, general and administrative expenses driven by several non-recurring operational initiatives as well as product redesign costs. Profitability was also negatively impacted by a decrease of $8.6 million in gross profit.

Interest expense. Interest expense was $5.1 million for the nine months ended June 30, 2018, a decrease of $0.7 million, or 11.9%, compared to $5.8 million for the nine months ended July 1, 2017. The decrease was primarily attributed to lower average borrowing levels as well as a decrease in the interest rate resulting from the new credit facility we entered into in December 2016.

Other income (expense), net. Other income, net was $1.0 million for the third quarter of fiscal 2018, an increase of $1.2 million, compared to other expense, net of $0.2 million for the third quarter of fiscal 2017. The increase was primarily attributed to unrealized gains on foreign exchange derivative contracts not designated as hedging instruments for accounting purposes totaling $0.8 million.

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

Income taxes. Income tax benefit was $5.7 million for the nine months ended June 30, 2018, compared to income tax expense of $5.7 million for the same period in fiscal 2017.

The effective tax rate for the nine month period ended June 30, 2018 was (59.0)% and significantly differed from the transitional 2018 statutory federal income tax rate of 24.5%. The difference, driven primarily by a negative effective tax rate in the current period, is explained below.

We have recorded several discrete tax items during the nine month period ended June 30, 2018, including:

•	Release of an $8.0 million reserve for uncertain tax positions;

•	A total of $1.7 million of tax benefits from accelerated deductions reported on our prior year return;

•	Tax expense adjustments of $2.4 million related to the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.

Along with remeasuring our deferred tax balances to the new tax rate, the $2.4 million net tax reform adjustment amount cited above includes $1.1 million in expense related to our tax liability for uncertain tax positions including the associated accrued interest. We also had recorded a valuation allowance against $0.5 million of our foreign tax credit carryforward in the first quarter of 2018. Both the uncertain tax positions and valuation allowance first quarter adjustments were reversed in the third quarter of 2018.

The Tax Cuts and Jobs Act reduced the U.S. federal corporate tax rate from 35% to 21%. Since we are a fiscal year taxpayer, our tax rate reduction is pro-rated and our statutory federal tax rate for fiscal 2018 is approximately 24.5%. We will fully apply the new 21% statutory rate in fiscal 2019. The new legislation will also require companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, such as our joint venture investment in Micro Bird.

We will continue to monitor the guidance issued by the IRS for the new law, and these estimates may be revised during the year.

The effective tax rate for the nine month period ended July 1, 2017 was 31.8% and differed from the statutory federal income tax rate of 35% primarily from tax rate benefit items such as the domestic production activities deduction, foreign tax credits, and share-based award deductions in excess of recorded expense. These benefits were partially offset by discrete expense items, the largest being interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $39.4 million or 5.7% of net sales for the nine months ended June 30, 2018, a decrease of $4.4 million, or 10.1%, compared to $43.9 million or 6.5% of net sales for the nine months ended July 1, 2017. The decrease in adjusted EBITDA is primarily the result of decreased gross profit, which was partially offset by a decrease in adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Net income	$15,888	$14,257
Adjustments:
Discontinued operations (income) loss	(81)	222
Interest expense, net	5,070	5,738
Income tax (benefit) expense	(5,662)	5,726
Depreciation, amortization, and disposals	6,483	6,106
Loss on debt extinguishment	—	10,142
Operational transformation initiatives	13,547	—
Unrealized gains on foreign currency hedges	(828)	—
Share-based compensation	2,380	904
Product initiatives	2,697	930
Other	(54)	(174)
Adjusted EBITDA	$39,440	$43,851
Adjusted EBITDA margin (percentage of net sales)	5.7%	6.5%

Liquidity and Capital Resources

Background. The Company’s primary sources of liquidity are cash generated from its operations, available cash and borrowings under its credit facility. At June 30, 2018, the Company had $41.9 million of available cash (net of outstanding checks) and $68.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

At June 30, 2018, the Borrower and the guarantors were in compliance with all covenants in the Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Cash and cash equivalents at beginning of period	$62,616	$52,309
Total cash provided by operating activities	7,022	5,751
Total cash used in investing activities	(15,560)	(7,146)
Total cash used in financing activities	(12,154)	(603)
Change in cash and cash equivalents	$(20,692)	$(1,998)
Cash and cash equivalents at end of period	$41,924	$50,311
Depreciation and amortization	$6,325	$6,106
Capital expenditures	15,572	7,193

Total cash provided by operating activities

Cash flows provided by operating activities totaled $7.0 million for the nine months ended June 30, 2018, as compared with $5.8 million of cash flows provided by operating activities for the nine months ended July 1, 2017. The $1.2 million increase in cash provided by operating activities was attributed to net changes in accounts receivable, inventory, and accounts payable which increased cash provided by $22.5 million. The increase was partially offset by lower EBITDA as well as the release of our uncertain tax position which is included in the reduction of accrued expenses, pension and other liabilities as a use of cash from operating activities.

Total cash used in investing activities

Cash flows used in investing activities totaled $15.6 million for the nine months ended June 30, 2018, as compared with $7.1 million of cash flows used in investing activities for the nine months ended July 1, 2017. The $8.4 million increase was primarily due to increased spending on manufacturing assets.

Total cash used in financing activities

Cash flows used in financing activities totaled $12.2 million for the nine months ended June 30, 2018, as compared with $0.6 million of cash flows used in financing activities for the nine months ended July 1, 2017. The $11.6 million increase in use was primarily attributed to $18.9 million in cash used to purchase common stock under the share repurchase program, offset in part by an increase of $2.3 million in cash received from warrant exercises, and a decrease of $3.4 million in cash paid for principal payments and debt extinguishment costs from the prior year. We also paid $1.2 million less in cash dividends on our preferred stock in the 2018 period compared to the 2017 period.

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

	Nine Months Ended
(in thousands of dollars)	June 30, 2018	July 1, 2017
Net cash provided by continuing operations	$7,022	$5,751
Cash paid for fixed assets	(15,572)	(7,193)
Free cash flow	$(8,550)	$(1,442)

Free cash flow for the nine months ended June 30, 2018 was $7.1 million lower than the nine months ended July 1, 2017, primarily due to an increase of $8.4 million in cash paid for manufacturing assets.

Off-Balance Sheet Arrangements

We lease office buildings and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $6.9 million at June 30, 2018, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At June 30, 2018, there were 1.1 million shares of common stock issuable upon exercise of outstanding warrants.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Company Common Stock

During the three fiscal months ended June 30, 2018, the Company executed purchases for 151,693 shares of its common stock at an average purchase price per share of $21.41, under a new share repurchase program which was authorized in June 2018 by the Board of Directors. The repurchase program allows the Company to spend up to $25.0 million to repurchase, in open market or private transactions, outstanding common stock and/or series A convertible preferred stock over a 12 month period ending June 2019. The previous $50.0 million share repurchase program authorized by the Board of Directors in August 2017 was substantially completed.

The following table provides information regarding the Company's purchase of common stock during the three fiscal months ended June 30, 2018:

Period by fiscal month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Repurchases from April 1, 2018 - April 28, 2018	—	$—	—	$—
Repurchases from April 29, 2018 - May 26, 2018	—	—	—	—
Repurchases from May 27, 2018 - June 30, 2018	151,693	21.41	151,693	21,742
Total	151,693		151,693

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

Blue Bird Corporation

Dated:	August 8, 2018	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 8, 2018	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer