Form 10-K
period 2018-09-29
Blue Bird Corp
filed 2018-12-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-36267

BLUE BIRD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3920 Arkwright Road 2nd Floor Macon, Georgia	31210
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $270.3 million based on the closing sales price of $23.70 as reported on The NASDAQ Global Market on March 29, 2018. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 4, 2018, there were 26,331,075 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, particularly the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in this Report.

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

Item 1. Business

The Company (formerly Hennessy Capital Acquisition Corp.) was incorporated in Delaware on September 24, 2013 as a special purpose acquisition company, or SPAC. On February 24, 2015, the Company consummated a business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc. (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”), in accordance with the purchase agreement, dated as of September 21, 2014, by and among the Company, the Seller and Hennessy Capital Partners I LLC, as amended on February 10, 2015 and February 18, 2015 (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the total purchase price was paid in a combination of cash in the amount of $100.0 million and 12,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), valued at $120.0 million.

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

Pursuant to a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase and Sale Agreement”), by and among Seller, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Seller agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of Common Stock of the Company owned by Seller (the “Transaction Shares”). Pursuant to the terms and conditions set forth in the Purchase and Sale Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. There were no proceeds to the Company from this transaction.

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

In addition to the information contained in this Form 10-K for the fiscal year ended September 29, 2018 (“2018 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding our website and its content is for convenience only and shall not be deemed to be incorporated by reference into this Report nor filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 550,000 buses sold since our formation in 1927 and approximately 180,000 buses in operation today.

We review and present our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties; and (ii) the Parts segment, which includes the sales of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. Refer to Note 11, Segment Information, to the Company’s consolidated financial statements for additional financial information regarding our reportable segments including the primary geographic areas in which we earn revenues.

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of both competitiveness and manufacturing flexibility, and lowering our cost of capital, as described below:

1.
Alternative Fuel Initiatives — Blue Bird is the clear leader in alternative fuel school buses (defined as buses that do not operate on diesel fuel) and we continue to introduce new products to support growing consumer demand for these products.

•
Propane — In 2012, we entered into our exclusive relationship with Ford Motor Company and Roush Clean Tech to offer propane-powered Type C school buses. We have continued to lead the industry with this offering.

•
We launched the industry’s first .05g/bhp-hr NOx propane engine in 2017. This engine operates four times cleaner than the current emission standard and is significantly better for the environment than competitors published offerings.

•
We launched the industry’s first .02g/bhp-hr NOx propane engine in August 2018. This engine complies with Ultra Low NOx classification and has an emissions level at 10% of the current standard and competitive offerings.

•
CNG — Blue Bird was the first OEM to introduce a CNG powertrain for the Rear Engine Type D bus using Cummins Westport technology. In 2016, we launched a new CNG product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system to provide CNG in a Type C bus.

•
Electric — Blue Bird is the first major manufacturer to market, and presently the only manufacturer among major OEMs, to offer electric school buses, which we developed with our exclusive partners, EDI and Adomani. We are offering electric solutions in both our Type C and Type D buses and commenced delivery to customers in 2018.

•
Gasoline — In 2016, we re-introduced gasoline engines in school buses, again using a Ford engine and transmission and a Roush Clean Tech fuel delivery. This product has been an immediate success and continues to grow the Blue Bird customer base.

2.
Diesel — Blue Bird works closely with Cummins on diesel engines which continue to be the power source for the majority of school buses sold. We have provided diesel customers with more choice by offering an Eaton transmission as an option.

3.	Product Initiatives — We continue to update and improve our products.

•	Blue Bird introduced the first Electronic Stability Control system on school buses as an optional offering.

•	In 2017, we announced that we were commencing work on a major product enhancement. We are continuing to develop this product for future launch.

4.	Manufacturing and Process Initiatives — We have commenced a number of initiatives to continue to build customer loyalty, reduce cost, and enhance competitiveness.

•	We will launch our all-new, state of the art paint facility in 2019. This facility will drive greater reliability and capacity at a lower cost.

•	We contracted with industry leaders to revise our production techniques in our plant.

•	We commenced an initiative with industry leaders to make structural reductions in cost on existing and future products to enhance our cost competitiveness.

5.
Access to Capital — We refinanced our term debt on substantially better terms in December 2016, resulting in a decrease of $9.8 million in interest expense from the fiscal year ended 2016 compared to the fiscal year ended 2018. In September 2018, we entered into a first amendment of the December, 2016 credit agreement, which increased the revolving credit facility to $100.0 million, a $25.0 million increase, providing more liquidity at lower interest rates.

Our management believes that Blue Bird is in a leading position in the industry due to our range of alternative fuel offerings and our strong diesel offering. We believe that alternative fuels will continue to capture market share in the industry as customers realize benefits on the total cost of ownership and the adoption of green technology gains traction. Furthermore, we believe that our new product, process, and manufacturing initiatives are fully aligned with our long term objectives.

As a result of the concentration of Blue Bird’s sales in the school bus industry in the United States and Canada, our operations are affected by national, state, and local economic and political factors that impact spending for public and, to a lesser extent, private education. Unlike the discretionary portion of school budgets, the offering of school bus services is typically viewed as a mandatory part of the public infrastructure across the United States and Canada, ensuring that funding for new school buses receives some level of priority in all economic climates. All 50 States, the District of Columbia, and the 13 Canadian Provinces have fleets of school buses in operation.

Bus Segment

Our buses are sold through an extensive network of 50 United States and Canadian dealers that, in their territories, are exclusive to our Company on Type C and Type D school buses. We also sell directly to major fleet operators, the United States Government, state governments and authorized dealers in a number of foreign countries.

In fiscal 2018, we sold 11,649 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 92% of our buses sold in fiscal 2018 were sold through distributors and dealers (“dealerships”). The Company holds no equity or control position in any of the dealerships or distributors.

We design, engineer, manufacture, and sell three types of buses: (i) Type C school buses, (ii) Type D school buses, and (iii) specialty buses. Each of our Type C and Type D buses is manufactured and assembled on its own dedicated purpose-built chassis in Fort Valley, Georgia. Regardless of specifications, all school bus bodies that we manufacture include our signature 14-gauge one piece steel bows roof system, complemented by a rugged and sturdy floor structure.

Specialty buses include school buses that are converted to suit applications required by the United States Government, state and local governments, and various customers for commercial and export markets.

The Blue Bird Micro Bird by Girardin Type A bus is produced through Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Groupe Autobus Girardin LTEE (“Micro Bird”), and is sold through our dealer network. This is a smaller bus than the Type C or Type D bus and is produced on a chassis provided by either Ford or GM.

Parts Segment

Parts are key for routine maintenance, replacement of parts that are damaged in service, and replacement of parts that suffer from wear and tear through the useful life of the vehicle.

In fiscal 2018, parts sales represented 6.1% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 41 suppliers that ship directly to dealers and independent service centers.

Our 50 dealers have approximately 250 parts and service locations across the United States and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. At the end of fiscal 2018, service engineers had an average of 25 years of experience with our Company and are strategically placed throughout the United States and Canada to better serve both dealers and end-customers. The network leverages our parts inventory, technical training, and online warranty network to address customer service needs.

Our Industry

The school bus serves a critical role in the United States and Canadian education systems. According to School Transportation News, nearly 50 percent of the U.S. student population rides a school bus. The United States and Canadian fleet of approximately 598,000 Type C and Type D school buses transports approximately 26 million children daily. School buses are distinguished from other types of buses by design characteristics associated with increased safety as mandated by federal, state, and municipal regulations.

The United States and Canadian school bus industry for Type C and Type D buses has averaged approximately 30,300 unit sales annually between 1985 and 2018. Unit sales for fiscal 2018 are projected to be about 33,100, a decrease of 6.8% versus fiscal 2017.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

The low point in the industry occurred in 2011, at approximately 23,800 units, and was the result of the decline in the United States economy and, in particular, the collapse of the housing market in 2008 and 2009. Property tax receipts were impacted in the 2010-2011 period as a result of the substantial recession in the United States economy in general, and housing market in particular, preceding and during that period.

The school bus industry is currently in recovery, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. Our management believes, based on our industry forecast model developed using R.L. Polk school bus registration data and which considers population changes of school age children, that Type C and Type D school bus registrations are expected to grow by 1% to 2% annually between fiscal 2018 and fiscal 2020. Our management believes that there will be a continued recovery for the school bus industry. We believe that (i) the industry has been operating below its historical long-term average of approximately 30,300 unit sales per year since the recession - fiscal 2018 is only the third year since the recession in which unit sales exceeded this historical average, signaling the ability of the industry to now address the pent-up demand accumulated from fiscal 2009 to fiscal 2015, during which the industry made below-average annual purchases, (ii) there are approximately 177,000 buses in the United States and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is growing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts, which are projected to continue a recovery that began in 2012. The forecast for continued appreciation in housing prices is expected to have a positive effect on property tax receipts going forward and school transportation budgets are expected to directly benefit from larger municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service (approximately 11 years), and (ii) an increased student population during the period from 2013 to 2018 (based on information from the National Center of Education Studies, we expect total student enrollment in the United States to increase by over 2.0 million students from 2016 to 2023).

In addition to strong property tax collections, additional funding for school buses will become available in connection with the Volkswagen ("VW") settlement with the Federal Government in regard to emissions violations. Of the $14.7 billion in settlement funds, $2.9 billion was allocated to the VW Diesel Emissions Environmental Mitigation Trust for state government projects to reduce NOx output from ten categories; school buses are one of the ten categories. The mitigation trust funds are pro-rated for the population of affected VW engines in each state and must be spent within a ten-year period. Each state has the autonomy to develop a plan to mitigate NOx output utilizing their allocation within the ten specified categories. Including Washington DC and Puerto Rico, as of October 2018, 30 states had finalized plans, 17 states had draft plans, and five states were still in the development/public comment stage. Of the 30 finalized plans, we have identified approximately $167.0 million of potential funding opportunities, with $68.0 million being earmarked specifically for school buses.

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

Alternative fuel leadership. We are the market leader in propane, gasoline, and CNG fuel powered-buses, having sold approximately eight times more alternative fuel school buses than all of our competitors combined from fiscal 2010 through fiscal 2018. In fiscal 2018 we sold 4,428 propane, gasoline, CNG, and electric powered buses, an increase of 13.9% versus the prior year.

Innovative product leadership. We have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG school bus, the first unique school bus chassis, and the first OEM-manufactured propane bus. In fiscal 2016, we launched the industry's only gasoline powered Type C bus (utilizing an exclusive Ford and Roush CleanTech powertrain), and we were first-to-market with Electronic Stability Control and the new Eaton transmissions as available options. Also in 2016, we launched a new CNG product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system to provide CNG in a Type C bus. In fiscal 2018, we sold our first Type D electric vehicles. Our research and development costs totaled $8.4 million, $7.0 million, and $5.4 million for the fiscal years ended 2018, 2017, and 2016, respectively.

Strong distribution model. We have built an extensive, experienced network of 50 dealers to distribute our buses across the United States and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 28 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,943 people (full-time and part-time hourly employees) that support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the United States and Canadian school bus industry.

Sales Volume

In fiscal 2018, we sold 11,649 Type C and Type D buses, including 11,137 school buses, 172 commercial buses, 20 export buses and 320 GSA (Government Services Administration) buses. Our Type C school bus accounted for 79% of unit sales and our Type D school bus accounted for 17% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 4% of unit sales.

Our Dealer Network

In fiscal 2018, we sold approximately 92% of our vehicles through our United States and Canadian dealer network, currently consisting of 50 dealers that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the United States and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

Our dealers have access to financing through Blue Bird Capital Services (“BBCS”), a private-label financing product maintained by an independent third party, TCF Inventory Finance, Inc. We do not assume any balance sheet risk with respect to this type of financing and do not receive any direct economic benefit from BBCS.

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

Government Contracts

As a U.S. government contractor, we are subject to specific regulations and requirements as mandated by our contracts. These regulations include Federal Acquisition Regulations, Defense Federal Acquisition Regulations, and the Code of Federal Regulations. We are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Management Agency and Defense Contract Audit Agency. These agencies review and assess compliance with contractual requirements, cost structure, cost accounting, and applicable laws, regulations, and standards.

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

Suppliers

We purchase our engine and transmission components on a single-source basis from major OEM manufacturers with sophisticated engineering, production and logistics capabilities, as reflected in the table below:

Component	OEM Supplier
Diesel engines	Cummins Inc.
Diesel emissions kits	Cummins Inc.
Propane, gasoline, and CNG (Type C) engines and transmissions	Ford Motor Company
Diesel transmissions	Allison Transmission
Propane, gasoline, and CNG (Type C) fueling kits	Roush CleanTech

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base (reducing the supplier base by approximately one-third in the last five years) and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with underperforming suppliers in order to enhance performance. At September 29, 2018, we had in place long-term supply contracts (addressing both component price and supply) covering over 84% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

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

We compete primarily on the basis of price, product diversification, school bus innovation, safety, quality, durability and drivability of our products, and the scope and strength of our dealer network. As our principal competitors are parts of larger corporations, our competitors may have greater access to financial capital, human resources, and business opportunities. Such access, in turn, may be used by such companies to compete with us and others in the industry.

Facilities

Our corporate headquarters are located in Macon, Georgia. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease our facilities in Macon, Georgia (approximately .05 million square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.1 million square feet) in Drummondville, Quebec, Canada.

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

After a school bus is sold, regulation of the operation of the school bus becomes the responsibility of the state in which it operates. Today, each state has its own rules and regulations pertaining to the manufacture, design, operation and safety of the school buses operated in their jurisdictions. As a result, we cannot manufacture to a single set of specifications, but rather must assure that each manufactured bus conforms to the specifications of the particular jurisdiction in which it will be operated.

We must also consider the rules and regulations of foreign jurisdictions. In Canada, where our Micro Bird joint venture operates, school buses are governed by the Canadian Motor Vehicle Safety Regulations. These regulations are patterned after the FMVSS regulations, although differences do exist between the two regulatory systems.

Seasonality

Our business is highly seasonal. Most school districts seek to buy their new school buses so that they will be available for use on the first day of the school year, typically in August to early September. As a result, our two busiest quarters are our third and fourth fiscal quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. For example, our revenues are typically highest in our third and fourth fiscal quarters. Working capital, on the other hand, is typically a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter. We typically conduct planned shutdowns during our first fiscal quarter.

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

For additional information regarding potential environmental issues at Blue Bird’s Fort Valley, Georgia facility, refer to Item 1A. “Risk Factors - Risk Factors Relating to Our Business and Industry - Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability."

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

Our facilities and operations could in the future be subject to regulation related to climate change and climate change itself may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot presently predict the nature and scope of those impacts.

Research and Development

Research and development costs were $8.4 million, $7.0 million, and $5.4 million for the fiscal years ended 2018, 2017, and 2016, respectively. Refer to Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, to the accompanying consolidated financial statements for further information on research and development.

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

The following table provides our worldwide backlog:

(dollars in millions)	Units	Value
2018	1,415	$125.2
2017	1,446	$128.7

Employees

At September 29, 2018, we employed 2,237 employees, consisting of 1,943 full-time and part-time hourly employees and 294 salaried employees. Our workforce is non-union.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which, at the consolidated level, have potential access to more technical, financial and marketing resources than our Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus sells and Thomas Built Bus has sold propane-powered school buses. This brings IC Bus (and potentially Thomas Built Bus should they reenter the market) into direct competition with our propane-powered school buses. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the United States to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

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

We rely on specialist suppliers for critical components (including engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing procedures, which entail costs and take time. The lack of ready-to-implement alternatives could give such suppliers, some of which have substantial market power, significant leverage over us if these suppliers elected to exert their market power over us, which leverage could adversely impact the terms and conditions, including pricing and delivery schedules, pursuant to which we purchase these products from these suppliers. We seek to mitigate the risk of losing supply from our key suppliers by entering into long-term agreements, by commencing contract negotiations with suppliers of critical components significantly before contract expiration dates and by diversifying our suppliers of key components when possible.

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

We have no assurance that our suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs, delays and lag time in manufacturing should it become necessary to replace any key suppliers due to work stoppages, shipping delays, financial difficulties, natural or man-made disasters, cyber-attacks or other factors. In addition, strikes, work stoppages or other types of conflicts with labor organizations or employees at a supplier’s facility could delay the production and/or development of the components that they supply to us, which could strain relationships with our customers and cause a loss of revenues which could materially adversely affect our operations. Our business interruption insurance coverage may not be adequate for any such factors that we could encounter and may not continue to be available in amounts and on terms acceptable to us. Production delays could, under certain circumstances, result in penalties or liquidated damages in certain of our General Services Administration (“GSA”) contracts. In addition to the general risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, warranty claims or other terms relating to a component.

Our ability to sell our products may be affected by trade policies and tariffs.

We import some of our components from the People's Republic of China and other foreign countries. Our purchases may be subject to the effects of the United States trade policy, including the imposition of tariffs on these components. We cannot assure you that our ability to sell our products at reasonable margins will not be impaired by the imposition of tariffs or other changes in trade policy which may make it more difficult or more expensive to purchase our products.

We rely substantially on single-source suppliers which could materially and adversely impact us if they were to interrupt the supply of component parts to us.

We currently rely on a limited number of single-source suppliers for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, plastics and fiberglass, as well as other key components. Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position.

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

Potential environmental issues have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. All investigations of suspect areas have been completed. Implementation of a corrective action plan is forthcoming, which will consist of re-surfacing the landfill cap, possible monitoring, and ground water use restrictions for the old landfill. There are currently no proposed remediation actions to be included in the corrective action plan. Based on the data generated from the latest site investigation, we believe our environmental risks have been reduced.

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

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. We monitor and manage this exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. The majority of our debt interest payments are protected against increasing short-term rates; however, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

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

Our dealers and customers benefit from Blue Bird Capital Services (“BBCS”), a private label financing product. BBCS finances floorplan financing for certain of our network dealers and provides a modest amount of vehicle lease financing to school districts. Although we neither assume any balance sheet risk nor receive any direct economic benefit from BBCS, which is financed by TCF Inventory Finance, Inc. we could be materially adversely affected if BBCS were unable to provide this financing and our dealers were unable to obtain alternate financing, at least until we were able to put in place a replacement for BBCS. BBCS faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because BBCS serves as an additional source of leasing and financing options for dealers and customers, an impairment of BBCS’ ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers who rely on these financial services to acquire new school buses and dealers who seek financing.

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

We rely upon information technology systems and networks, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing and collection of payments from our dealer network and customers. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information of our dealers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology systems. The secure operation of these information technology systems, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology systems and networks may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, hardware failures, software errors, third-party service provider outages, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our systems and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in technology. Our insurance coverage may not be available or adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

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

We have no direct operations and no significant assets other than the ownership of 100% of the capital stock of School Bus Holdings. We depend on School Bus Holdings and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Common Stock, if any. Legal and contractual restrictions in agreements governing our current indebtedness, as well as our financial condition and operating requirements, may limit our ability to obtain cash from School Bus Holdings and its subsidiaries. While we are permitted to pay dividends in certain circumstances under our credit facility, as long as we are in compliance with our obligations under the credit facility, we do not expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

Concentration of ownership of our Common Stock may have the effect of delaying or preventing a change in control.

Approximately 43% of our Common Stock is owned by ASP Holdings LLC, an entity owned by American Securities LLC ("American Securities"). As a result, American Securities has the ability to significantly influence the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

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

We will cease to be an emerging growth company at the end of our fiscal year 2019.

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

Shares of our Common Stock are reserved for issuance which would have the effect of diluting the existing shareholders.

On May 28, 2015, we registered 3,700,000 Common Stock shares which represents the common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At September 29, 2018, there were 826,857 Common Stock shares remaining to be issued under the Incentive Plan.

Warrants are exercisable for our Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

At September 29, 2018, there were 1,081,384 warrants outstanding to purchase an aggregate of 540,692 shares of our Common Stock, each of which is exercisable. Each warrant entitles the holder thereof to purchase one-half of one share of our Common Stock at a price of $5.75 per half share ($11.50 per whole share), subject to adjustment. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Macon, Georgia. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease our facilities in Macon, Georgia (approximately .05 million square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.1 million square feet) in Drummondville, Quebec, Canada.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD”. Our Warrants are traded on the over-the-counter market under the symbol “BLBDW”. There has been no established trading market for our Series A Convertible Preferred Stock. On November 13, 2018, all outstanding shares of Series A Convertible Preferred Stock were converted to our Common Stock.

The following table sets forth the high and low sales prices of our Common Stock and Warrants for the fiscal periods indicated as reported by the NASDAQ Global Market and over-the-counter market, as applicable.

	Common Stock		Warrants
	High	Low	High	Low
2018
Fourth Quarter	$25.65	$21.15	$7.09	$4.63
Third Quarter	24.60	18.75	6.66	3.67
Second Quarter	24.00	18.35	6.22	3.45
First Quarter	21.65	17.95	5.09	3.34

2017
Fourth Quarter	$20.60	$16.95	$4.50	$2.75
Third Quarter	19.35	16.70	3.95	2.65
Second Quarter	17.15	15.50	3.00	2.15
First Quarter	17.35	14.10	3.00	1.57

At December 4, 2018, there were 90 holders of record of the Company’s Common Stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our Common Stock.

Performance Graph

The following graph compares the performance of the Company’s Common Stock with the performance of a peer group and the Russell 3000 Index for March 20, 2014 (the date on which the Company’s Common Stock became registered under Section 12(b) of the Exchange Act) through September 29, 2018 (the end of our latest fiscal year). The following graph and related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor will such information be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933.

	Cumulative Total Return
	March 20, 2014	September 27, 2014	October 3, 2015	October 1, 2016	September 30, 2017	September 29, 2018
Blue Bird Corporation	100	102	107	152	214	255
Russell 3000	100	105	106	120	142	167
Peer Group	100	90	80	97	128	118

Our peer group for purposes of our performance graph consists of:

Allison Transmission Holdings Inc.	Federal Signal Corp.	Nfi Group Inc.	Spartan Motors Inc.
Astec Industries Inc.	Harley-Davidson Inc.	Oshkosh Corp.	Thor Industries Inc.
Briggs & Stratton Corp.	Manitex International Inc.	Paccar Inc.	Wabash National Corp
Commercial Vehicle Group Inc.	Meritor Inc.	Power Solutions International Inc.	Wabco Holdings Inc.
Cummins Inc.	Navistar International Corp	Rev Group Inc.	Winnebago Industries Inc.

Blue Bird is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle original equipment manufacturers (OEMs) and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird.

Dividends

We have not paid any dividends on our Common Stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate the board of directors declaring any dividends in the foreseeable future on our Common Stock. In addition, certain of our loan agreements restrict the payment of dividends and the terms of our Series A Convertible Preferred Stock placed certain limitations on paying cash dividends on our Common Stock. On November 13, 2018, all outstanding shares of Series A Convertible Preferred Stock were converted to Common Stock.

Holders of the Series A Convertible Preferred Stock were entitled to receive, when, as and if declared by our board of directors, cumulative dividends at the rate of 7.625% per annum (the dividend rate) on the $100 liquidation preference per share of the Series A Convertible Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends were payable in cash or, at our option, in additional shares of Series A Convertible Preferred Stock, Common Stock or a combination thereof. On November 13, 2018, all outstanding shares of Series A Convertible Preferred Stock were converted to Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at September 29, 2018, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	286,369	$10.98	826,857

(1) There are no equity compensation plans not approved by stockholders.

Purchases of Common Stock

During the three months ended September 29, 2018, the Company executed purchases for 325,506 shares of its common stock at an average purchase price per share of $22.63, under the share repurchase program which was authorized in June 2018 by our Board of Directors. The repurchase program allowed the Company to spend up to $25.0 million to repurchase, in open market or private transactions, outstanding common stock and/or Series A Convertible Preferred Stock over a 24 month period ending June 2019. The program was suspended on August 8, 2018 with the announcement of a planned $50.0 million Tender Offer.

The following table provides information regarding the Company's purchases of common stock during the three fiscal months ended September 29, 2018:

Period by fiscal month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Repurchases from July 1, 2018 - July 28, 2018	250,182	$22.88	250,182	$16,023
Repurchases from July 29, 2018 - August 25, 2018	75,324	22.12	75,324	14,356
Repurchases from August 26, 2018 - September 29, 2018	—	—	—	—
Total	325,506		325,506

Item 6.     Selected Financial Data

The Company reports its operations on a 52-53 week fiscal year ending on the Saturday closest to September 30. The following table sets forth selected consolidated financial data of the Company taking into account completion of the Business Combination and the subsequent change of the Company’s fiscal year to the historic fiscal year of School Bus Holdings for each of its five most recent fiscal years, which have been derived from the consolidated financial statements of the Company. See Notes 1 and 2 to the consolidated financial statements for further explanation regarding Basis of Presentation and impact of Recently Adopted Accounting Standards.

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

in thousands, except per share data	Fiscal Year
	2018	2017	2016	2015	2014
RESULTS OF OPERATIONS DATA
Net sales	$1,024,976	$990,602	$932,010	$919,128	$855,735
Cost of goods sold	902,988	863,234	802,654	798,733	746,362
Gross profit	121,988	127,368	129,356	120,395	109,373
Operating expenses
Selling, general and administrative expenses	88,755	72,831	102,711	84,561	91,445
Operating profit	33,233	54,537	26,645	35,834	17,928
Interest expense	(6,661)	(7,251)	(16,412)	(19,078)	(6,156)
Interest income	70	140	133	113	102
Other income (expense), net	231	66	(539)	(201)	138
Loss on debt extinguishment	—	(10,142)	—	—	—
Income before income taxes	26,873	37,350	9,827	16,668	12,012
Income tax benefit (expense)	2,620	(11,856)	(5,804)	(4,370)	(10,465)
Equity in net income of non-consolidated affiliate	1,327	3,307	2,877	2,634	1,210
Net income	30,820	28,801	6,900	14,932	2,757
Less: preferred stock dividends	1,896	4,261	3,878	2,438	—
Less: preferred stock repurchase	—	6,091	—	—	—
Net income available to common stockholders	$28,924	$18,449	$3,022	$12,494	$2,757

EARNINGS PER SHARE DATA
Basic earnings per share	$1.15	$0.79	$0.14	$0.59	$0.13
Diluted earnings per share	1.08	0.74	0.14	0.59	0.13

BALANCE SHEET DATA
Total assets	$307,430	$295,816	$277,866	$266,725	$290,455
Long-term debt	132,239	143,224	140,366	175,418	209,640
Total liabilities	335,766	354,326	364,840	387,955	439,250
Total stockholders' deficit	(28,336)	(58,510)	(86,974)	(121,230)	(148,795)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 29, 2018 as “fiscal 2018”. We refer to the fiscal year ended September 30, 2017 as “fiscal 2017” and we refer to the fiscal year ended October 1, 2016 as “fiscal 2016”. In fiscal years 2018, 2017, and 2016, there were a total of 52 weeks.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative fuel applications with its propane-powered, gasoline-powered, and compressed natural gas (“CNG”)-powered school buses. In 2018, we delivered our first all-electric school buses.

Blue Bird sells its buses and parts through an extensive network of United States and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the United States Government, state governments and authorized dealers in a number of foreign countries.

Factors Affecting Our Revenues

Our revenues are driven primarily by the following factors:

•
Property tax revenues. Property tax revenues are one of the major sources of funding for school districts, and therefore new school buses. Property tax revenues are a function of land and building prices, relying on assessments of property value by state or county assessors and millage rates voted by the local electorate.

•	Student enrollment. Increases or decreases in the number of school bus riders has a direct impact on school district demand.

•
Revenue mix. We are able to charge more for certain of our products (e.g., Type C propane-powered school buses, Type D buses, and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.

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

•
Pricing. Our products are sold to school districts throughout the United States and Canada. Each state and each Canadian province has its own set of regulations that govern the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures, and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions.

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

•
Seasonality. Our sales are subject to seasonal variation based on the school calendar. The peak season has historically been during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters are typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. There are, however, variations in the seasonal demands from year to year depending in large part upon municipal budgets, distinct replacement cycles, and student enrollment. The seasonality and annual variations of seasonality could impact the ability to compare results between fiscal periods.

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our Consolidated Statements of Operations are principally driven by the following factors:

•
Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper), labor expense and overhead. Our cost of goods sold may vary from period to period due to changes in sales volume, efforts by certain suppliers to pass through the economics associated with key commodities, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical challenges, and the impact of overhead items such as utilities.

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

Key Non-GAAP Measures We Use to Evaluate Our Performance

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

Adjusted EBITDA is defined as net income prior to interest income, interest expense, income taxes, depreciation and amortization, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense, as well as non-recurring charges such as (i) significant product design changes; (ii) transaction related costs; or (iii) discrete expenses related to major cost cutting initiatives. We believe these expenses and non-recurring charges are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful to investors in evaluating our performance because the measures consider the performance of our operations, excluding decisions made with respect to capital investment, financing, and other non-recurring charges as outlined in the preceding paragraph. We believe the non-GAAP metrics offer additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.
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

Consolidated Results of Operations for the fiscal years ended September 29, 2018 and September 30, 2017:

(in thousands of dollars)	2018	2017
Net sales	$1,024,976	$990,602
Cost of goods sold	902,988	863,234
Gross profit	$121,988	$127,368
Operating expenses
Selling, general and administrative expenses	88,755	72,831
Operating profit	$33,233	$54,537
Interest expense	(6,661)	(7,251)
Interest income	70	140
Other income, net	231	66
Loss on debt extinguishment	—	(10,142)
Income before income taxes	$26,873	$37,350
Income tax benefit (expense)	2,620	(11,856)
Equity in net income of non-consolidated affiliate	1,327	3,307
Net income	$30,820	$28,801
Other financial data:
Adjusted EBITDA	$70,379	$68,904
Adjusted EBITDA margin	6.9%	7.0%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands of dollars)	2018	2017
Net Sales by Segment
Bus	$962,769	$930,738
Parts	62,207	59,864
Total	$1,024,976	$990,602

Gross Profit by Segment
Bus	$100,002	$106,462
Parts	21,986	20,906
Total	$121,988	$127,368

Net sales. Net sales were $1.02 billion for the fiscal year ended 2018, an increase of $34.4 million, or 3.5%, compared to $990.6 million for the fiscal year ended 2017.

Bus sales increased $32.0 million, or 3.4%, reflecting an increase in units booked and slightly higher sales prices. In the fiscal year ended 2018, 11,649 units were booked compared to 11,317 units booked for the fiscal year ended 2017. The average net sales price per unit for the fiscal year ended 2018 was 0.5% higher than the price per unit for the fiscal year ended 2017. The increase in unit price mainly reflects product and customer mix changes.

Parts sales increased $2.3 million, or 3.9%, for the fiscal year ended 2018 compared to fiscal year ended 2017, resulting from higher volumes primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $903.0 million for the fiscal year ended 2018, an increase of $39.8 million, or 4.6%, compared to $863.2 million for the fiscal year ended 2017. As a percentage of net sales, total cost of goods sold increased from 87.1% to 88.1%.

Bus segment cost of goods sold increased $38.5 million, or 4.7%, for the fiscal year ended 2018 compared to the fiscal year ended 2017. The average cost of goods sold per unit for the fiscal year ended 2018 was 1.7% higher compared to the average cost of goods sold per unit for the fiscal year ended 2017 due to raw material price increases related to rising commodity costs, which were partially offset by favorable changes in product and customer mix as well as cost savings resulting from our operational improvement initiatives.

The $1.3 million, or 3.2%, increase in parts segment cost of goods sold for the fiscal year ended 2018 compared to the fiscal year ended 2017 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $33.2 million for the fiscal year ended 2018, a decrease of $21.3 million, or 39.1%, compared to $54.5 million for the fiscal year ended 2017. Profitability was negatively impacted by a decrease of $5.4 million in gross profit and an increase of $15.9 million in selling, general and administrative expenses due in large part to several non-recurring operational and product development initiatives.

Interest expense. Interest expense was $6.7 million for the fiscal year ended 2018, a decrease of $0.6 million, or 8.1%, compared to $7.3 million for the fiscal year ended 2017. The decrease was primarily attributed to lower average borrowing levels as well as a lower weighted-average annual effective interest rate.

Income taxes. We recorded an income tax benefit of $2.6 million for the fiscal year ended 2018, compared to an income tax expense of $11.9 million for the fiscal year ended 2017.

The effective tax rate for the fiscal year ended 2018 was (9.7)%, which significantly differed from the statutory federal income tax rate of 24.5%. The difference is explained below.

We recorded several one-time tax items in the fiscal year ended 2018, including:

•	Release of a $7.6 million reserve for uncertain tax positions;

•	A total of $1.7 million of tax benefits from accelerated deductions reported on our prior year return; and

•	Tax expense adjustments of $2.1 million related to the Tax Cuts and Jobs Act, which was enacted during our first fiscal quarter of 2018 (enacted on December 22, 2017).

Along with re-measuring our deferred tax balances to the new tax rate, the $2.1 million net tax reform adjustment amount cited above includes $1.1 million in expense related to our tax liability for uncertain tax positions with the associated accrued interest and $0.1 million associated with the deemed repatriation tax. We also recorded normal tax rate benefit items, such as the domestic production activities deduction, federal and state tax credits, and share-based award related deductions in excess of recorded expense.

The Tax Cuts and Jobs Act reduced the U.S. federal corporate tax rate from 35% to 21%. Since we are a fiscal year taxpayer, our tax rate reduction is pro-rated and our statutory federal tax rate for fiscal 2018 is approximately 24.5%. We will fully apply the new 21% statutory rate in fiscal 2019. The new legislation will also require companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, such as our unconsolidated joint venture investment in Micro Bird.

Although additional guidance is expected from the IRS for the new law, we do not expect any changes would have a material impact on us and thus have finalized our estimates under SAB 118.

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

Adjusted EBITDA. Adjusted EBITDA was $70.4 million, or 6.9% of net sales, for the fiscal year ended 2018, an increase of $1.5 million, or 2.1%, compared to $68.9 million, or 7.0% of net sales, for the fiscal year ended 2017. The increase in adjusted EBITDA was primarily the result of a decrease in selling, general and administrative expenses when adjusted for specific non-recurring operational and product development initiatives, which was partially offset by decreased gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands of dollars)	2018	2017
Net income	$30,820	$28,801
Adjustments:
Discontinued operations income	(81)	(65)
Interest expense, net	6,591	7,111
Income tax (benefit) expense	(2,620)	11,856
Depreciation, amortization, and disposals	9,214	8,205
Loss on debt extinguishment	—	10,142
Operational transformation initiatives	17,708	—
Unrealized gains on foreign currency hedges	(109)	—
Share-based compensation	2,628	1,270
Product redesign initiatives	6,253	1,758
Other	(25)	(174)
Adjusted EBITDA	$70,379	$68,904
Adjusted EBITDA margin (percentage of net sales)	6.9%	7.0%

Consolidated Results of Operations for the fiscal years ended September 30, 2017 and October 1, 2016:

(in thousands of dollars)	2017	2016
Net sales	$990,602	$932,010
Cost of goods sold	863,234	802,654
Gross profit	$127,368	$129,356
Operating expenses
Selling, general and administrative expenses	72,831	102,711
Operating profit	$54,537	$26,645
Interest expense	(7,251)	(16,412)
Interest income	140	133
Other income (expense), net	66	(539)
Loss on debt extinguishment	(10,142)	—
Income before income taxes	$37,350	$9,827
Income tax expense	(11,856)	(5,804)
Equity in net income of non-consolidated affiliate	3,307	2,877
Net income	$28,801	$6,900
Other financial data:
Adjusted EBITDA	$68,904	$72,210
Adjusted EBITDA margin	7.0%	7.7%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands of dollars)	2017	2016
Net Sales by Segment
Bus	$930,738	$876,087
Parts	59,864	55,923
Total	$990,602	$932,010

Gross Profit by Segment
Bus	$106,462	$108,232
Parts	20,906	21,124
Total	$127,368	$129,356

Net sales. Net sales were $990.6 million for the fiscal year ended 2017, an increase of $58.6 million, or 6.3%, compared to $932.0 million for the fiscal year ended 2016.

Bus sales increased $54.7 million, or 6.2%, reflecting an increase in units booked, which were 11,317 units for the fiscal year ended 2017, compared to 10,616 units for the fiscal year ended 2016. The average net sales price per unit for the fiscal year ended 2017 was 0.3% lower than the price per unit for the fiscal year ended 2016. The decrease in unit price mainly reflects product and customer mix changes.

Parts sales increased $3.9 million, or 7.0%, for the fiscal year ended 2017 compared to the fiscal year ended 2016, resulting from the expansion of product offerings as well as new incentive and shipping programs launched in fiscal 2017.

Cost of goods sold. Total cost of goods sold was $863.2 million for the fiscal year ended 2017, an increase of $60.6 million, or 7.5%, compared to $802.7 million for the fiscal year ended 2016. As a percentage of net sales, total cost of goods sold increased from 86.1% to 87.1%.

Bus segment cost of goods sold increased $56.4 million, or 7.3%, for the fiscal year ended 2017 compared to the fiscal year ended 2016. The average cost of goods sold per unit for the fiscal year ended 2017 was 0.7% higher compared to the average cost of goods sold per unit for the fiscal year ended 2016 as higher commodity costs increased material costs.

The $4.2 million, or 12.0%, increase in parts segment cost of goods sold for the fiscal year ended 2017 compared to the fiscal year ended 2016 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $54.5 million for the fiscal year ended 2017, an increase of $27.9 million, or 104.7%, compared to $26.6 million for the fiscal year ended 2016. Profitability was positively impacted by a decrease of $29.9 million in selling, general and administrative expenses, which was partially offset by a a decrease of $2.0 million in gross profit. Selling, general and administrative expenses for fiscal year ended 2016 included expenses incurred from the change in control transaction, of which $17.1 million was a non-recurring special compensation expense and $9.8 million more share-based compensation expense, primarily due to an accelerated vesting of equity awards as a result of the change in control.

Interest expense. Interest expense was $7.3 million for the fiscal year ended 2017, a decrease of $9.2 million, or 55.8%, compared to $16.4 million for the fiscal year ended 2016. The decrease was primarily attributed to the decrease in our effective interest rate resulting from the new credit facility we entered into in December 2016, as well as lower average borrowing levels.

Income tax expense. Income tax expense was $11.9 million for the fiscal year ended 2017, compared to income tax expense of $5.8 million for the fiscal year ended 2016. The increase was primarily due to an increase in pre-tax income.

The effective tax rate for the fiscal year ended 2017 was 31.7%, which differed from the federal statutory tax rate of 35%, reflecting the benefits of income tax credits, the domestic production activities deduction, and recording a tax windfall from share-based compensation awards exercised, which were offset by the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions. The effective tax rate for the fiscal year ended 2016 was 59.1%, which differed from the federal statutory tax rate of 35.0%, primarily from discrete items in the period, including interest and penalties on uncertain tax positions, investor tax on our Micro Bird joint venture, limitation on the deductibility of certain share-based compensation, and a net tax shortfall, recorded as expense, associated with the vesting of share-based compensation awards.

Adjusted EBITDA. Adjusted EBITDA was $68.9 million, or 7.0% of net sales, for the fiscal year ended 2017, a decrease of $3.3 million, or 4.6%, compared to $72.2 million, or 7.7% of net sales, for the fiscal year ended 2016. The decrease in adjusted EBITDA is primarily the result of decreased gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands of dollars)	2017	2016
Net income	$28,801	$6,900
Adjustments:
Discontinued operations (income) loss	(65)	512
Interest expense, net	7,111	16,279
Income tax (benefit) expense	11,856	5,804
Depreciation, amortization, and disposals	8,205	8,176
Loss on debt extinguishment	10,142	—
Special compensation payment	—	17,128
Operational transformation initiatives	—	—
Business combination expenses	—	3,798
One-time post-retirement benefit adjustment	—	896
Share-based compensation	1,270	12,717
Product redesign initiatives	1,758	—
Other	(174)	—
Adjusted EBITDA	$68,904	$72,210
Adjusted EBITDA margin (percentage of net sales)	7.0%	7.7%

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the credit facility. At September 29, 2018, the Company had $60.3 million of available cash and cash equivalents (net of outstanding checks) and $93.1 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Credit Agreement

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

The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Facilities (including the Incremental Term Loan) and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries (including the Borrower), with certain exclusions as set forth in a collateral agreement entered into on December 12, 2016.

Up to $75.0 million of additional term loans and/or revolving credit commitments may be incurred under the Credit Agreement, subject to certain limitations as set forth in the Credit Agreement, and which additional loans and/or commitments would require further commitments from the existing lenders or from new lenders.

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

Amended Credit Agreement

On September 13, 2018, the Company executed an amendment to the Credit Agreement (the "Amended Credit Agreement"), by and among the Company, the Borrower, and Bank of Montreal, acting as administrative agent together with other lenders. The Amended Credit Agreement, provides for an aggregate lender commitment of $50.0 million in additional term loan borrowings (the “Incremental Term Loan”). The Incremental Term Loan was intended to finance a portion of a tender offer up to $50.0 million. Funding of the Incremental Term Loan was subject to the satisfaction of customary closing conditions, including the accuracy in all material respects of the representations and warranties under the Amended Credit Agreement and the absence of a default or event of default under the Amended Credit Agreement. In October 2018, the Incremental Term Loan funded for $50.0 million and the tender offer referenced above was finalized (refer to Note 18, Subsequent Events, to the accompanying consolidated financial statements).

After giving effect to the Amended Credit Agreement, the initial $160.0 million Term Loan Facility, with a balance of $146.2 million at September 29, 2018, increased $50.0 million, and the initial $75.0 million Revolving Credit Facility increased $25.0 million. The amended Credit Facilities each mature on September 13, 2023, the fifth anniversary of the effective date of the Amended Credit Agreement.

After giving effect to the Amended Credit Agreement, the interest payable with respect to the Term Loan Facility is (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25% and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio of the Company, an election of either base rate or LIBOR pursuant to the table below. The Company's Total Net Leverage Ratio is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing in the Company’s Annual Report on Form 10-K, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending.

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Under the Amended Credit Agreement, the principal of the Term Facility must be paid in quarterly installments on the last day of each fiscal quarter, in an amount equal to:

•	$2,475,000 per quarter beginning on the last day of the Company’s first fiscal quarter of 2019 through the last day of the Company’s third fiscal quarter in 2021;

•	$3,712,500 per quarter beginning on the last day of the Company’s fourth fiscal quarter in 2021 through the last day of the Company’s third fiscal quarter in 2022;

•
$4,950,000 per quarter beginning on the last day of the Company’s fourth fiscal quarter in 2022 through the last day of the Company’s second fiscal quarter in 2023, with the remaining principal amount due at maturity.

There are customary events of default under the Amended Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the Amended Credit Agreement, (ii) insolvency of the Company or its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against the Company or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the Amended Credit Agreement), or (vi) a change of control of the Company, in each case subject to limitations and exceptions as set forth in the Amended Credit Agreement.

The Amended Credit Agreement contains customary covenants and warranties including, among other things, an amended Total Net Leverage Ratio financial maintenance covenant which requires compliance as follows:

Period	Maximum Total Net Leverage Ratio
September 13, 2018 through the second quarter of the 2019 fiscal year	4.00:1.00
Second quarter of the 2019 fiscal year through the fourth quarter of the 2021 fiscal year	3.75:1.00
Fourth quarter of the 2021 fiscal year and thereafter	3.50:1.00

At September 29, 2018, the Borrower and the guarantors were in compliance with all covenants in the Amended Credit Agreement.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under the Amended Credit Agreement and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on the current level of operations, we believe that our existing cash balances and expected cash flows from operations will be sufficient to meet operating requirements for at least the next 12 months.

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

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
Cash and cash equivalents, beginning of year	$62,616	$52,309	$52,861
Total cash provided by operating activities	48,353	47,641	25,105
Total cash used in investing activities	(32,104)	(9,204)	(9,583)
Total cash used in financing activities	(18,605)	(28,130)	(16,074)
Change in cash and cash equivalents	(2,356)	10,307	(552)
Cash and cash equivalents, end of year	$60,260	$62,616	$52,309
Depreciation and amortization expense	9,042	8,180	8,046
Cash paid for fixed assets and acquired intangible assets	$32,118	$9,252	$9,583

Total cash provided by operating activities

Cash flows provided by operating activities totaled $48.4 million for the fiscal year ended 2018, as compared with $47.6 million of cash flows provided by operating activities for the fiscal year ended 2017. The $0.7 million increase was primarily attributed to a $2.0 million increase in net income, an improvement in the cash flow impacts of changes to working capital and other assets of $19.0 million, and $2.2 million in additional non-cash components to net income in the year. The sources of operating cash were largely offset by a $15.3 million negative difference in the cash flow impacts of accrued expenses between the years which includes the release of our uncertain tax position, as well as a decrease of $2.8 million in dividends received from our Micro Bird joint venture.

Cash flows provided by operating activities totaled $47.6 million for the fiscal year ended 2017, as compared with $25.1 million of cash flows provided by operating activities for the fiscal year ended 2016. The $22.5 million increase was primarily attributed to a $21.9 million increase in net income that was partially offset by $12.3 million more of total non-cash components in net income, improved working capital cash flow impact of $7.7 million, and an increase of $2.3 million in dividends received from our Micro Bird joint venture.

Total cash used in investing activities

Cash flows used in investing activities totaled $32.1 million for the fiscal year ended 2018, as compared with $9.2 million of cash flows used in investing activities for the fiscal year ended 2017. The $22.9 million increase in cash used was primarily due to increased spending on manufacturing assets.

Cash flows used in investing activities totaled $9.2 million for the fiscal year ended 2017, as compared with $9.6 million of cash flows used in investing activities for the fiscal year ended 2016. The $0.4 million decrease in cash used was mainly attributed to cash paid for fixed assets.

Total cash used in financing activities

Cash used in financing activities totaled $18.6 million for the fiscal year ended 2018, as compared with $28.1 million in cash used in financing activities for the fiscal year ended 2017. The $9.5 million decrease in cash used was mainly attributed to a decrease of $7.7 million in cash spent on share repurchases under share repurchase programs, a $2.4 million decrease in cash dividends paid on preferred stock, and a $2.8 million decrease in debt principal payments. The decreases in cash used were partially offset by an increase of $1.7 million paid for debt issuance costs and a $1.2 million increase in cash taxes paid for employee taxes on vested restricted shares and stock option exercises.

Cash used in financing activities totaled $28.1 million for the fiscal year ended 2017, as compared with $16.1 million in cash used in financing activities for the fiscal year ended 2016. The $12.1 million increase in cash used was mainly attributed to $34.3 million in cash spent on share repurchases under the share repurchase program and a $17.0 million decrease in contributions from our former majority stockholder. The increase in cash used was partially offset by a decrease of $26.1 million in cash paid for principal payments on debt and an increase of $11.2 million in cash received for warrant exercises.

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

(in thousands of dollars)	2018	2017	2016
Total cash provided by operating activities	$48,353	$47,641	$25,105
Cash paid for fixed assets and acquired intangible assets	(32,118)	(9,252)	(9,583)
Free cash flow	$16,235	$38,389	$15,522

Free cash flow for the fiscal year ended 2018 was $22.2 million lower than free cash flow for the fiscal year ended 2017, primarily due to an increase of $22.9 million in cash paid for manufacturing assets, which was partially offset by a $0.7 million increase from cash provided by operating activities as discussed above.

Free cash flow for the fiscal year ended 2017 was $22.9 million higher than free cash flow for the fiscal year ended 2016, which was primarily driven by an increase in net income of $21.9 million.

Commitments and Contractual Obligations

In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The table below outlines our projected cash payments for material obligations at September 29, 2018. Also refer to Note 10, Guarantees, Commitments and Contingencies, to the accompanying consolidated financial statements for further information on our commitments and contractual obligations.

		Payments Due by Period
(in thousands of dollars)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt obligations (1)	$146,150	$9,900	$19,800	$116,450	$—
Interest expense on long-term debt obligations (2)	27,812	6,545	11,845	9,422	—
Accrued warranty costs (3)	22,646	9,142	9,048	4,456	—
Operating lease obligations (4)	11,632	1,305	2,837	2,866	4,624
Future pension plan contributions (5)	17,735	—	6,797	4,943	5,995
Capital lease obligations (6)	235	175	36	24	—
Purchase commitments (7)	88,806	84,850	3,956	—	—
Total commitments and contractual obligations	$315,016	$111,917	$54,319	$138,161	$10,619

(1) Reflects principal payments under the amended credit agreement. Refer to Note 8, Debt, for further information.
(2) Reflects estimated interest expense using the stated interest rate per the amended credit agreement at fiscal year end 2018.
(3) Reflects accrued anticipated warranty costs based on the historical average per unit warranty cost of the relevant bus model type.

(4) Represents the future minimum lease payments under non-cancelable operating leases with original terms exceeding one year.
(5) Represents expected future minimum IRS contributions required to fund Blue Bird's pension plan, based on current actuarial assumptions.
(6) Represents the future minimum lease payments under non-cancelable capital leases, including interest.
(7) Reflects non-cancelable purchase commitments for manufacturing inventory and capital assets.

Off-Balance Sheet arrangements

We lease office buildings and fork lifts for use in our operations on an operating lease basis.

We had outstanding letters of credit totaling $6.9 million at September 29, 2018, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At September 29, 2018, there were 0.5 million shares of common stock issuable upon exercise of outstanding warrants.

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

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At September 29, 2018 and September 30, 2017, reserves totaled approximately $5.2 million and $5.4 million, respectively.

Inventories

The Company values inventories at the lower of cost or net realizable value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. Obsolete inventory amounts are based on historical usage and assumptions about future demand.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, as of September 29, 2018, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $8.3 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $9.1 million.

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

The Company also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in cost of goods sold on the Consolidated Statements of Operations. The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, currency exchange rates, and commodity prices.

Interest Rate Risk

At September 29, 2018, the Company carried $146.2 million of term loan debt with a rate of LIBOR plus 225 basis points. At September 29, 2018, a 100 basis point increase or decrease in Blue Bird’s effective interest rate under its Credit Facilities would result in additional expense, or reduced expense, of $1.2 million per annum.

Commodity Risk

The Company and its suppliers incorporate raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities into its products. We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. As a result, we are typically unable to pass along increased economic fluctuation costs to our customers. We generally purchase steel one quarter in advance, but because we generally do not otherwise hedge steel or the other primary commodities we purchase (rubber, aluminum and copper), changes in prices of raw materials can significantly impact future operating margins.

Currency Risk

The Company transacts substantially all of its sales in United States Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region, due in part to the time elapsed between a fixed price order date and delivery/payment for the order. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Therefore, at times, we may allow them to pay in their local currency and we may utilize derivative instruments to hedge changes in foreign currency exchange rates for those transactions.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$162,549	$216,628	$314,186	$331,613
Gross profit	20,648	21,668	36,973	42,699
Operating (loss) profit	(5,270)	2,927	16,023	19,553
Net (loss) income	(7,839)	1,836	21,891	14,932

Earnings per share:
Net (loss) income (from above)	$(7,839)	$1,836	$21,891	$14,932
Less: preferred stock dividends	770	763	182	181
Net (loss) income available to common stockholders	$(8,609)	$1,073	$21,709	$14,751
Basic (loss) earnings per share	(0.36)	0.04	0.83	0.55
Diluted (loss) earnings per share	(0.36)	0.04	0.77	0.52

2017
Net sales	$136,660	$208,651	$332,604	$312,687
Gross profit	18,198	24,649	45,010	39,511
Operating profit	6	5,390	28,679	20,462
Net (loss) income	$(8,523)	$2,748	$20,032	$14,544

Earnings per share:
Net (loss) income (from above)	$(8,523)	$2,748	$20,032	$14,544
Less: preferred stock dividends	953	1,017	974	1,317
Less: preferred stock repurchase	—	—	—	6,091
Net (loss) income available to common stockholders	$(9,476)	$1,731	$19,058	$7,136
Basic (loss) earnings per share	$(0.42)	$0.08	$0.81	$0.30
Diluted (loss) earnings per share	(0.42)	0.07	0.68	0.28

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) and subsidiaries as of September 29, 2018 and September 30, 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended September 29, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 29, 2018 and September 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Atlanta, Georgia

December 12, 2018

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	September 29, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$60,260	$62,616
Accounts receivable, net	24,067	10,148
Inventories	57,333	76,155
Other current assets	8,183	11,528
Total current assets	$149,843	$160,447
Property, plant and equipment, net	66,054	34,708
Goodwill	18,825	18,825
Intangible assets, net	55,472	57,481
Equity investment in affiliate	11,123	11,625
Deferred tax asset	4,437	11,755
Other assets	1,676	975
Total assets	$307,430	$295,816
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$95,780	$87,331
Warranty	9,142	8,573
Accrued expenses	21,935	18,229
Deferred warranty income	8,159	6,776
Other current liabilities	3,941	9,847
Current portion of senior term debt	9,900	8,000
Total current liabilities	$148,857	$138,756
Long-term liabilities
Long-term debt	$132,239	$143,224
Warranty	13,504	12,337
Deferred warranty income	15,032	12,519
Deferred tax liabilities	197	—
Other liabilities	4,924	15,064
Pension	21,013	32,426
Total long-term liabilities	$186,909	$215,570
Guarantees, commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 93,000 issued with liquidation preference of $9,300 at September 29, 2018 and 400,000 issued with liquidation preference of $40,000 at September 30, 2017	$9,300	$40,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,259,262 and 23,739,344 issued and outstanding at September 29, 2018 and September 30, 2017, respectively.	3	2
Additional paid-in capital	70,023	45,418
Accumulated deficit	(69,235)	(100,055)
Accumulated other comprehensive loss	(38,427)	(43,875)
Total stockholders' deficit	$(28,336)	$(58,510)
Total liabilities and stockholders' deficit	$307,430	$295,816

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2018	2017	2016
Net sales	$1,024,976	$990,602	$932,010
Cost of goods sold	902,988	863,234	802,654
Gross profit	$121,988	$127,368	$129,356
Operating expenses
Selling, general and administrative expenses	88,755	72,831	102,711
Operating profit	$33,233	$54,537	$26,645
Interest expense	(6,661)	(7,251)	(16,412)
Interest income	70	140	133
Other income (expense), net	231	66	(539)
Loss on debt extinguishment	—	(10,142)	—
Income before income taxes	$26,873	$37,350	$9,827
Income tax benefit (expense)	2,620	(11,856)	(5,804)
Equity in net income of non-consolidated affiliate	1,327	3,307	2,877
Net income	$30,820	$28,801	$6,900

Earnings per share:
Net income (from above)	$30,820	$28,801	$6,900
Less: preferred stock dividends	1,896	4,261	3,878
Less: preferred stock repurchase	—	6,091	—
Net income available to common stockholders	$28,924	$18,449	$3,022

Basic weighted average shares outstanding	25,259,595	23,343,772	21,252,616
Diluted weighted average shares outstanding	28,616,862	24,877,729	21,315,619

Basic earnings per share	$1.15	$0.79	$0.14
Diluted earnings per share	$1.08	$0.74	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in thousands)	2018	2017	2016
Net income	$30,820	$28,801	$6,900
Other comprehensive income (loss), net of tax
Net change in defined benefit pension plan	5,448	15,003	(7,104)
Net unrealized gain (loss) on cash flow hedges	—	13	(13)
Total other comprehensive income (loss), net of tax	$5,448	$15,016	$(7,117)
Comprehensive income (loss)	$36,268	$43,817	$(217)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$30,820	$28,801	$6,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,042	8,180	8,046
Amortization of debt costs	771	1,107	3,007
Share-based compensation	2,628	1,270	12,717
Equity in net income of affiliate	(1,327)	(3,307)	(2,877)
Loss (gain) on disposal of fixed assets	114	(33)	72
Deferred taxes	5,655	(1,202)	8,957
Provision for bad debt	—	—	(5)
Amortization of deferred actuarial pension losses	3,521	6,291	4,787
Loss on debt extinguishment	—	10,142	—
Unrealized gains on foreign currency hedges	(109)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,920)	10,167	(6,564)
Inventories	17,786	(22,349)	(4,626)
Other assets	2,755	(5,469)	(2,457)
Accounts payable	3,096	8,404	(330)
Accrued expenses, pension and other liabilities	(14,307)	1,013	(4,838)
Dividend from equity investment in affiliate	1,828	4,626	2,316
Total adjustments	$17,533	$18,840	$18,205
Total cash provided by operating activities	$48,353	$47,641	$25,105
Cash flows from investing activities
Cash paid for fixed assets and acquired intangible assets	$(32,118)	$(9,252)	$(9,583)
Proceeds from sale of fixed assets	14	48	—
Total cash used in investing activities	$(32,104)	$(9,204)	$(9,583)
Cash flows from financing activities
Repayments under the former senior term loan	—	(161,500)	(36,750)
Borrowings under the new term loan	—	156,887	—
Repayments under the new term loan	(7,850)	(6,000)	—
Cash paid for capital leases	(158)	(155)	(221)
Cash paid for debt issuance costs	(2,006)	(299)	(1,117)
Cash paid to extinguish debt	—	(507)	—
Contributions from former majority stockholder	—	—	16,971
Payment of dividends on preferred stock	(1,896)	(4,261)	(2,881)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(2,211)	(1,013)	(3,892)
Proceeds from exercises of warrants	22,102	23,045	11,816
Common stock, preferred stock, and warrant repurchases under the share repurchase program	(26,586)	(34,327)	—
Total cash used in financing activities	$(18,605)	$(28,130)	$(16,074)
Change in cash and cash equivalents	(2,356)	10,307	(552)
Cash and cash equivalents, beginning of year	62,616	52,309	52,861
Cash and cash equivalents, end of year	$60,260	$62,616	$52,309

	Fiscal Years Ended
(in thousands)	2018	2017	2016
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$5,782	$6,081	$13,315
Income tax paid, net of tax refunds	3,673	8,420	159
Non-cash Investing and Financing Activities:
Capital expenditures funded by capital lease borrowings	$—	$—	$100
Capital additions to property, plant and equipment and intangible assets from change in accounts payable and transfers from other assets and inventory	6,389	(1,719)	2,081
Common stock dividend on Series A preferred stock (market value of common shares)	—	—	998
Cashless exercise of stock options	3,570	4,216	2,312

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Convertible Preferred Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, October 3, 2015	20,874,882	$2	$15,887	500,000	$50,000	$(51,774)	$(135,345)	$(121,230)
Business combination tax adjustment	—	—	—	—	—	—	(411)	(411)
Exercise of stock warrants	1,027,493	—	11,816	—	—	—	—	11,816
Restricted stock activity	455,465	—	(3,511)	—	—	—	—	(3,511)
Exercise of stock options, cashless	40,611	—	(381)	—	—	—	—	(381)
Employee stock purchase plan activity	23,673	—	247	—	—	—	—	247
Series A preferred stock dividends	95,934	—	(2,881)	—	—	—	—	(2,881)
Contribution from former majority stockholder	—	—	16,971	—	—	—	—	16,971
Share-based compensation expense	—	—	12,623	—	—	—	—	12,623
Net income	—	—	—	—	—	—	6,900	6,900
Other comprehensive loss, net of tax	—	—	—	—	—	(7,117)	—	(7,117)
Balance, October 1, 2016	22,518,058	$2	$50,771	500,000	$50,000	$(58,891)	$(128,856)	$(86,974)
Exercise of stock warrants	2,003,914	—	23,045	—	—	—	—	23,045
Exercise of stock options, cashless	82,124	—	(1,013)	—	—	—	—	(1,013)
Series A preferred stock dividends	—	—	(4,261)	—	—	—	—	(4,261)
Share repurchase program	(864,752)	—	(24,282)	(100,000)	(10,000)	—	—	(34,282)
Share-based compensation expense	—	—	1,158	—	—	—	—	1,158
Net income	—	—	—	—	—	—	28,801	28,801
Other comprehensive income, net of tax	—	—	—	—	—	15,016	—	15,016
Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	$(58,510)
Exercise of stock warrants	1,921,901	1	22,102	—	—	—	—	22,103
Restricted stock activity	33,963	—	(370)	—	—	—	—	(370)
Exercise of stock options, cashless	97,504	—	(1,841)	—	—	—	—	(1,841)
Series A preferred stock dividends	—	—	(1,896)	—	—	—	—	(1,896)
Share repurchase program	(1,183,412)	—	(26,586)	—	—	—	—	(26,586)
Preferred stock conversion	2,649,962	—	30,700	(307,000)	(30,700)	—	—	—
Share-based compensation expense	—	—	2,496	—	—	—	—	2,496
Net income	—	—	—	—	—	—	30,820	30,820
Other comprehensive income, net of tax	—	—	—	—	—	5,448	—	5,448
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	$(28,336)
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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal years 2018, 2017, and 2016, there were a total of 52 weeks.

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

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims, using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. See Note 3, Supplemental Financial Information, and Note 15, Benefit Plans, for further information.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facilities and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying value of the Company’s senior term loan approximates fair value due to the variable interest rate. See Note 8, Debt, for further discussion.

Inventories

The Company values inventories at the lower of cost or net realizable value. The Company uses a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis. The Company reviews the standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Manufacturing cost includes raw materials, direct labor and manufacturing overhead. Obsolete inventory amounts are based on historical usage and assumptions about future demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis using the following periods, which represent the estimated useful lives of the assets:

Years
Buildings	15 - 33
Machinery and equipment	5 - 10
Office furniture, equipment and other	3 - 10
Computer equipment and software	3 - 7

Costs, including capitalized interest and certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction in progress and are not depreciated until such time as the subject asset is placed in service. Repairs and maintenance that do not extend the useful life of the asset are expensed as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included on our Consolidated Statements of Operations.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $4.0 million and $2.8 million at September 29, 2018 and September 30, 2017, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $0.8 million, $1.1 million and $3.0 million for the fiscal years ended 2018, 2017 and 2016, respectively, and are reflected in the Consolidated Statements of Operations as a component of interest expense. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 29, 2018. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations in its Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses in our Consolidated Statements of Operations. For the fiscal years ended 2018, 2017 and 2016, the Company expensed $8.4 million, $7.0 million and $5.4 million, respectively, in the Consolidated Statements of Operations, related to research and development.

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

Environmental Liabilities

The Company records reserves for environmental liabilities on a discounted basis when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. See Note 10, Guarantees, Commitments and Contingencies, for further information.

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is the Company’s President and Chief Executive Officer. As discussed further in Note 11, Segment Information, the Company determined its operating and reportable segments to be Bus and Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States, Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network.

Recently Adopted Accounting Standards

ASU 2015-11 — In the first quarter of fiscal 2018, the Company adopted Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. The adoption of this pronouncement did not have any impact on any component of our financial statements.

Recently Issued Accounting Standards

ASU 2018-15 — In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual or interim periods. We plan to early adopt this standard in the first quarter of fiscal 2019 and do not anticipate a significant impact on the consolidated financial statements.

ASU 2018-14 — In August, 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, and adds new and clarifies other disclosure requirements. The guidance will be effective for annual and interim periods beginning after December 15, 2020, which is effective for the Company in the first quarter of fiscal 2022. Early adoption is permitted and adoption is required on a retrospective basis. We are currently evaluating the impact the standard will have on our disclosures.

ASU 2018-13 — In August, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The ASU is effective for fiscal years beginning after December 15, 2019, which is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The impact of this guidance will dependent on any future hierarchy changes or any future addition of Level 3 assets or liabilities.

ASU 2018-07 — In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which provides guidance on accounting for non-employee share-based awards for goods or services received by a company. We have not granted any share-based awards to non-employees. The impact of this guidance will be dependent on future grants, if any, of these forms of share-based awards.

ASU 2018-05 — In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates income tax accounting to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. For more information regarding the impact of the Tax Act, see Note 9. Income Taxes.

ASU 2018-02 — In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Should we elect to apply this optional ASU, it will be effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company will adopt this amended guidance during the first quarter of fiscal 2019 and apply it to applicable transactions. We do not expect the impact on the Company's consolidated financial statements to be material.

ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We will adopt this standard in the first quarter of fiscal 2019 and make a policy election to classify distributions received from our equity method investment using the nature of distribution approach. Adoption of the standard will not have an impact on the Company's consolidated financial statements, as this is the manner in which we've recorded previous distributions from our equity method investee.

ASU 2016-12 and 2016-10 — In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and in April 2016 issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide further clarification to be considered when implementing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASUs are effective concurrently with ASU 2014-09, which is effective for the Company in fiscal 2019. We will adopt this standard on September 30, 2018 using the modified retrospective transition approach. We are finalizing our evaluation of the impact this guidance will have on our financial statements, but currently estimate we will adjust retained earnings and increase accrued liabilities by approximately $0.9 million to account for specific sales incentives offered to our customers.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This standard will not be effective for us until fiscal 2020. We anticipate early adoption of this standard in the first quarter of fiscal 2019 using the modified retrospective adoption approach with a cumulative-effect adjustment recognized to the opening balance on the adoption date with prior periods not recast, and electing the practical expedients allowed under the standard. We are still analyzing the impact the standard will have on our consolidated financial statements, but expect an increase in total assets and total liabilities of approximately $9.3 million. The impact on our results of operations and cash flows is not expected to be material.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands of dollars)	September 29, 2018	September 30, 2017
Accounts receivable	$24,167	$10,248
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$24,067	$10,148

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
Balance at beginning of period	$20,910	$19,444	$17,661
Add: current period accruals	11,454	11,075	10,452
Less: current period reductions of accrual	(9,718)	(9,609)	(8,669)
Balance at end of period	$22,646	$20,910	$19,444

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
Balance at beginning of period	$19,295	$16,187	$14,145
Add: current period deferred income	10,854	9,146	7,186
Less: current period recognition of income	(6,958)	(6,038)	(5,144)
Balance at end of period	$23,191	$19,295	$16,187

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	September 29, 2018	September 30, 2017
Current portion	$3,332	$3,194
Long-term portion	1,901	2,251
Total accrued self-insurance	$5,233	$5,445

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues represent costs billed to customers and are presented as part of net sales on the accompanying Consolidated Statements of Operations. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues recognized were $20.7 million, $19.1 million and $17.6 million for the fiscal years ended 2018, 2017 and 2016, respectively. The related cost of goods sold were $17.8 million, $17.0 million and $15.4 million for the fiscal years ended 2018, 2017 and 2016, respectively.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands of dollars)	September 29, 2018	September 30, 2017
Raw materials	$42,439	$54,379
Work in process	13,141	14,660
Finished goods	1,753	7,116
Total inventories	$57,333	$76,155

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at the dates indicated:

(in thousands of dollars)	September 29, 2018	September 30, 2017
Land	$2,159	$1,187
Buildings	22,514	18,420
Machinery and equipment	68,782	63,988
Office furniture, equipment and other	2,059	1,389
Computer equipment and software	17,250	16,765
Construction in process	27,983	2,544
Property, plant and equipment, gross	140,747	104,293
Accumulated depreciation and amortization	(74,693)	(69,585)
Property, plant and equipment, net	$66,054	$34,708

Depreciation and amortization expense for property, plant and equipment was $7.0 million, $6.2 million, and $6.1 million for the fiscal years ended 2018, 2017, and 2016, respectively.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands of dollars)	Gross Goodwill	Accumulated Impairments	Net Goodwill
September 29, 2018
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

September 30, 2017
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of the fiscal years ended 2018 and 2017, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	September 29, 2018			September 30, 2017
(in thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$982	$280	$702	$982	$141	$841
Finite lived: Customer relationships	37,425	22,471	14,954	37,425	20,601	16,824
Total amortized intangible assets	38,407	22,751	15,656	38,407	20,742	17,665
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$78,223	$22,751	$55,472	$78,223	$20,742	$57,481

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of the fiscal years ended 2018 and 2017, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairments of our indefinite lived intangibles have been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $2.0 million, $2.0 million, and $1.9 million for the fiscal years ended 2018, 2017, and 2016, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

Fiscal Years Ending	Amortization Expense
2019	$2,009
2020	2,009
2021	2,009
2022	2,009
2023	2,009
Thereafter	5,611
Total amortization expense	$15,656

8. Debt

Original Credit Agreement

On December 12, 2016, Blue Bird Body Company, a wholly-owned subsidiary of the Company, executed a $235.0 million five-year credit agreement with Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as Co-Syndication Agent, together with other lenders (the "Credit Agreement").

The credit facility provided for under the Credit Agreement consisted of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility includes a $15.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries including the Borrower, with certain exclusions as set forth in a Collateral Agreement entered into on the Closing Date.

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

Amended Credit Agreement

On September 13, 2018, the Company entered into a first amendment of the December 12, 2016 credit agreement. The amendment provided for additional funding of $50.0 million with intended use as funds for the announced tender offer and remained unfunded at September 29, 2018. The amendment also increased the revolving credit facility to $100.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (as disclosed at the end of this footnote). In connection with the first amendment, we incurred $2.0 million of debt discount and issuance costs, which have been recorded as contra-debt and will be amortized over the life of the amended credit agreement using the effective interest method.

The interest rate on the Term Loan Facility is (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25% and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands of dollars)	September 29, 2018	September 30, 2017
2023 and 2021 term loans, net of deferred financing costs of $4,011 and $2,776, respectively	$142,139	$151,224
Less: Current portion of long-term debt	9,900	8,000
Long-term debt, net of current portion	$132,239	$143,224

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement. Given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At September 29, 2018 and September 30, 2017, $146.2 million and $154.0 million, respectively, were outstanding on the term loans.

At September 29, 2018 and September 30, 2017, the stated interest rates on the term loans were 4.5% and 2.8%, respectively. At September 29, 2018 and September 30, 2017, the weighted-average annual effective interest rates for the term loans were 4.1% and 4.5%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at September 29, 2018; however, since there were $6.9 million of Letters of Credit outstanding on September 29, 2018, the Company would have been able to borrow $93.1 million on the revolving line of credit.

Interest expense on all indebtedness for the fiscal years ended 2018, 2017 and 2016 was $6.7 million, $7.3 million and $16.4 million, respectively.

The schedules of remaining principal maturities for the term loan for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2019	$9,900
2020	9,900
2021	9,900
2022	14,850
2023	101,600
Total remaining principal payments	$146,150

9. Income Taxes

The components of income tax expense were as follows for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
Current tax provision:
Federal	$(8,925)	$11,705	$(3,377)
State	559	1,353	224
Foreign	91	—	—
Total current tax (benefit) provision	$(8,275)	$13,058	$(3,153)
Deferred tax provision:
Federal	$6,816	$(767)	$9,052
State	(1,161)	(435)	(95)
Total deferred tax provision (benefit)	5,655	(1,202)	8,957
Income tax (benefit) expense	$(2,620)	$11,856	$5,804

During the fiscal year ended 2016, the Company had a Change in Control of its majority stockholder and does not expect any Section 382 limitations to impair the Company's ability to realize all tax attributes.

At September 29, 2018, the Company had no federal tax credit carryforwards.

The effective tax rates for the fiscal years ended 2018, 2017 and 2016 were (9.7)%, 31.7% and 59.1%, respectively.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. By operation of law, the Company applied a transitional or blended U.S. statutory federal income tax rate of 24.5% for 2018.

The impact of the Tax Act increased our provision for income taxes by $2.1 million in 2018. This increase was composed of $2.0 million related to the re-measurement of net deferred tax assets and liabilities and $0.1 million associated with the deemed repatriation tax. Although additional guidance is expected from the IRS for the new law, we do not expect any changes would have a material impact on our results and thus have finalized our estimates under SAB 118.

The effective tax rate for the fiscal year ended 2018 significantly differed from the statutory federal income tax rate of 24.5%, mainly due to one-time events like the decrease in our uncertain tax positions and a re-measurement of our deferred tax assets and liabilities as a result of the Tax Act. The rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, federal and state tax credits, and share based award related deductions in excess of recorded book expense.

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

A reconciliation between the reported income tax expense for continuing operations and the amount computed by applying the statutory federal income tax rate as follows:

(in thousands of dollars)	2018	2017	2016
Federal taxes at statutory rate	$6,584	$13,073	$3,439
Increase (reduction) in income taxes resulting from:
State taxes, net	(1,501)	307	(20)
Change in uncertain tax positions	(7,606)	651	821
Share-based compensation	(735)	(210)	1,001
Permanent items	(366)	(701)	(84)
Valuation allowance	783	90	27
Tax credits	(470)	(530)	(470)
Return to accrual true-ups	(1,699)	(646)	(78)
Investor tax on non-consolidated affiliate income	(1,734)	(271)	582
Tax rate adjustments	3,756	144	535
Other	368	(51)	51
Income tax expense	$(2,620)	$11,856	$5,804

The Company’s liability arising from uncertain tax positions was recorded in other non-current liabilities on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands of dollars)	2018	2017	2016
Balance, beginning of year	$6,389	$6,389	$6,389
Lapses of applicable statute of limitations	(6,389)	—	—
Balance, end of year	$—	$6,389	$6,389

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties were $0.0 million and $2.9 million at September 29, 2018 and September 30, 2017, respectively.

The Company is subject to taxation mostly in the United States and various state jurisdictions. At September 29, 2018, tax years prior to 2015 are generally no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands of dollars)	September 29, 2018	September 30, 2017
Deferred tax liabilities
Property, plant and equipment	$(4,012)	$(2,282)
Other intangible assets	(11,584)	(18,030)
Investor tax on non-consolidated affiliate income	(496)	(2,230)
Other assets	(534)	(527)
Total deferred tax liabilities	$(16,626)	$(23,069)
Deferred tax assets
NOL carryforward	$577	$550
Accrued expenses	6,280	9,575
Indirect effect of uncertain tax position	—	2,869
Compensation	6,540	14,095
Inventories	1,194	1,576
Unearned income	3,069	4,000
Tax credits	4,638	2,809
Total deferred tax assets	$22,298	$35,474
Less: valuation allowance	(1,432)	(650)
Deferred tax assets less valuation allowance	$20,866	$34,824
Net deferred tax assets	$4,240	$11,755

10. Guarantees, Commitments and Contingencies

Litigation

At September 29, 2018, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability using a discount rate of 11.5%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.4 million and $0.5 million at September 29, 2018 and September 30, 2017, respectively. The estimated aggregate undiscounted amount that will be incurred over the next 9 years is $0.9 million. The estimated payments for each of the next five years are $0.1 million per year and the aggregate amount thereafter is $0.4 million. Future expenditures may exceed the amounts accrued and estimated.
Lease Commitments
The Company leases certain buildings, machinery and equipment under operating leases expiring at various dates through 2027. Total rent expense was $2.0 million, $1.3 million and $1.2 million for the fiscal years ended 2018, 2017 and 2016, respectively.

Operating Leases

The following table sets forth future minimum lease payments under non-cancelable operating leases with original terms exceeding one year at September 29, 2018:

(in thousands of dollars)
Years Ended	Amount
2019	$1,305
2020	1,428
2021	1,409
2022	1,424
2023	1,442
Thereafter	4,624
Total operating lease commitments	$11,632

Capital Leases

The Company leases from third party vendors various office and plant equipment which qualify for capital lease treatment under the provisions of ASC 840. On the Consolidated Balance Sheets, amounts due under capital lease obligations are included in other liabilities, current and long-term, with the related assets recorded in property, plant and equipment, net. Depreciation of assets recorded under capital lease obligations is included in cost of goods sold or selling, general and administrative expenses, depending upon use of leased property, on the Consolidated Statements of Operations. These leases have remaining lease terms ranging from 1.0 to 4.3 years.

Leased property under capital leases at the dates indicated is presented in the following table:

(in thousands of dollars)	September 29, 2018	September 30, 2017
Leased property under capital leases	$1,071	$1,071
Accumulated amortization	(870)	(715)
Leased property under capital leases, net	$201	$356

The following table summarizes the Company’s future minimum lease payments under capital leases at September 29, 2018:

(in thousands of dollars)
Years Ended	Amount
2019	$175
2020	18
2021	18
2022	18
2023	6
Thereafter	—
Total minimum lease payments	235
Amount of lease payments representing interest	(15)
Present value of future minimum capital lease payments	$220
Current obligations under capital leases	$169
Long-term obligations under capital leases	51

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for inventory and other assets. The amount of these commitments for the next five fiscal years is expected to be as follows:

(in thousands of dollars)
Years Ended	Amount
2019	$84,850
2020	3,956
Total purchase commitments	$88,806

11. Segment Information

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

Net sales

(in thousands of dollars)	2018	2017	2016
Bus	$962,769	$930,738	$876,087
Parts	62,207	59,864	55,923
Segment net sales	$1,024,976	$990,602	$932,010

Gross profit

(in thousands of dollars)	2018	2017	2016
Bus	$100,002	$106,462	$108,232
Parts	21,986	20,906	21,124
Segment gross profit	$121,988	$127,368	$129,356

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
Segment gross profit	$121,988	$127,368	$129,356
Adjustments:
Selling, general and administrative expenses	(88,755)	(72,831)	(102,711)
Interest expense	(6,661)	(7,251)	(16,412)
Interest income	70	140	133
Other income (expense), net	231	66	(539)
Loss on debt extinguishment	—	(10,142)	—
Income before income taxes	$26,873	$37,350	$9,827

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
United States	$911,558	$878,631	838,418
Canada	106,762	104,016	83,669
Rest of world	6,656	7,955	9,923
Total net sales	$1,024,976	$990,602	932,010

12. Stockholders’ Deficit

Convertible Preferred Stock

Dividends

Holders of the Company's 7.625% Series A Convertible Cumulative Preferred Stock, par value $0.0001 ("Preferred Stock") are entitled to receive when, as and if declared by the Board, dividends which are payable at a rate of 7.625% per annum. The dividends are payable in cash, common shares, preferred shares, or any combination thereof. The form of dividend payment is at the sole discretion of the Company. In fiscal 2018, we paid four cash dividends totaling $1.9 million. As we are in an accumulated deficit position, we reduce additional paid-in capital for the dividend payments made in shares of common stock at the same amount we record additional paid-in-capital for the issuance of the common stock, which results in no net change to our Stockholders' Deficit. The fair value of all dividends are reflected as a deductions from net income to calculate net income available to common stockholders in our Consolidated Statements of Operations.

Repurchase of Preferred Stock

On September 23, 2017, the Company entered into a Securities Purchase Agreement with one holder of preferred stock, pursuant to which the preferred stock holder agreed to sell and the Company agreed to purchase all of (i) the shares of common stock, par value $0.0001 (the “Common Stock”) of the Company, (ii) the shares of the Preferred Stock, and (iii) the warrants to acquire Common Stock, in each case, owned by the preferred stock holder (the “Transaction Securities”). The Company purchased the Transaction Securities for an aggregate purchase price of $32.1 million, reflecting a price per share of Common Stock of $18.65.

As disclosed in Note 18, Subsequent Events, all Preferred Stock was converted to Common Stock.

Warrants

At September 29, 2018, there were a total of 1,081,384 warrants outstanding to purchase 540,692 shares of our Common Stock.

Change in Control

Pursuant to, and subject to the terms of, a Purchase and Sale Agreement, dated as of May 26, 2016 (the “Purchase and Sale Agreement”), by and among The Traxis Group B.V. ("Traxis"), ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, Traxis agreed to sell and ASP agreed to purchase all of the 12,000,000 shares of Common Stock of the Company owned by Traxis (the “Transaction Shares”). Subject to the terms and conditions set forth in the Purchase and Sale Agreement, ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share, and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. Rights held by Traxis under the Registration Rights Agreement were transferred to ASP in conjunction with the Purchase and Sale Agreement. The Company was not a part of the transaction and there were no proceeds to the Company, resulting in no required accounting treatment; however, the sale of Transaction Shares did trigger a phantom equity compensation payment. The payment was primarily funded by Traxis and not by the Company.

13. Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2018	2017	2016
Numerator:
Net income	$30,820	$28,801	$6,900
Less: preferred stock dividends	1,896	4,261	3,878
Less: preferred stock repurchase	—	6,091	—
Net income available to common stockholders	$28,924	$18,449	$3,022

Basic earnings per share (1):
Weighted average common shares outstanding	25,259,595	23,343,772	21,252,616
Basic earnings per share	$1.15	$0.79	$0.14

Diluted earnings per share (2):
Weighted average common shares outstanding	25,259,595	23,343,772	21,252,616
Weighted average dilutive securities, convertible preferred stock	2,294,205	—	—
Weighted average dilutive securities, restricted stock	50,891	19,073	60,401
Weighted average dilutive securities, warrants	737,183	1,280,265	—
Weighted average dilutive securities, stock options	274,988	234,619	2,602
Weighted average shares and dilutive potential common shares	28,616,862	24,877,729	21,315,619
Diluted earnings per share	$1.08	$0.74	$0.14

(1) Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period.
(2) Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding during the period, determined by using the treasury-stock method, and adjusting for the dilutive effect of our convertible preferred stock, determined by using the if-converted method. For the fiscal year ended 2017, 4,302,212 shares of potentially dilutive convertible preferred stock were excluded from the calculation since the if-converted impact would be anti-dilutive and, as a result, the numerator used in the calculation included the impact on income of preferred stock dividends and the excess of fair value over carrying value for preferred stock repurchase. Potentially dilutive common stock equivalents totaling 12,295 and 173,009 shares were excluded from the fiscal years ended 2017 and 2016, respectively, calculations since their impact would be anti-dilutive.

14. Share-Based Compensation

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

Stock-based payments to employees, including grants of stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility because we do not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-

coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. Restricted stock units and restricted stock awards are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method.

All outstanding share-based compensation awards vested upon the change in control which took place on June 8, 2016. Concurrent with the change in control, certain awards not considered as granted under GAAP due to fiscal 2017 and 2018 performance criteria which had not been established, were granted for accounting purposes and immediately vested and expensed with the change in control.

Restricted Stock Awards

The following table summarizes the Company's RSA and RSU award activity for the fiscal year presented:

	2018
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	75,590	$15.83
Granted	118,450	18.59
Vested	(67,890)	15.86
Forfeited	(8,076)	15.62
Balance, end of year	118,074	18.59

The weighted-average grant date fair value of restricted stock awards granted in the fiscal years ended 2017 and 2016 was $15.82 and $10.82, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $1.6 million, $0.8 million, and $8.7 million for the fiscal years ended 2018, 2017, and 2016, respectively, with associated tax benefits of $0.4 million, $0.3 million, and $3.0 million, respectively. At September 29, 2018, unrecognized compensation cost related to restricted stock awards totaled $0.4 million and is expected to be recognized over a weighted-average period of four months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2018
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	623,962	$11.15
Granted	215,530	16.61
Exercised (1)	(322,035)	11.09
Forfeited	(19,030)	15.50
Outstanding options, end of year (2)	498,427	$13.38
Fully vested and exercisable options, end of year (3)	286,369	$10.98

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $4.2 million.
(2) Stock options outstanding at the end of the fiscal year had an aggregate intrinsic value totaling $5.5 million.
(3) Fully vested and exercisable options at fiscal year end had an aggregate intrinsic value totaling $3.9 million with a weighted average contractual term of 6.9 years.

The total aggregate intrinsic value of stock options exercised during the fiscal years ended 2017 and 2016 were $2.3 million and $1.0 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.9 million, $0.4 million, and $4 million for the fiscal years ended 2018, 2017, and 2016, respectively, with associated tax benefits of $0.2 million, $0.1 million, and $1.4 million, respectively. At September 29, 2018, unrecognized compensation cost related to stock option awards totaled $0.2 million and is expected to be recognized over a weighted-average period of three months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2018	2017	2016
Expected volatility	29.2%	33.7%	33.7%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.16%	1.9%	1.7%
Expected term (in years)	5.0 - 5.5	5.5	4.7
Weighted-average grant-date fair value	$6.15	$5.35	$3.72

Phantom Award

A phantom stock award plan was adopted by the Company in February 2007 (as amended and restated from time to time, the “Phantom Award Plan”). Upon vesting of a phantom award, the participants (including employees, directors, officers and consultants of the Company) were eligible to receive a cash payment subject to the initial investors in the Company receiving an agreed upon return of capital. There have been three events that met the required return on capital to our investors to trigger a Phantom Award Plan payment: (a) in June 2016, in conjunction with the change in control of the Company's major stockholder, the board of directors approved for all Phantom Award Plan participants a payment of $17.1 million, which was primarily funded by a $17.0 million contribution from our former major stockholder, (b) in February 2015, in conjunction with the Business Combination, the board of directors approved for all Phantom Award Plan participants a payment of $13.8 million, which was primarily funded by a $13.6 million contribution from our former major stockholder.

With the 2016 payment and change in control, the incentive program was terminated.

15. Benefit Plans
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

The Company contributed $5.9 million and $5.4 million to the Defined Benefit Plan during the fiscal years ended September 29, 2018 and September 30, 2017, respectively. For the fiscal years ended September 29, 2018 and September 30, 2017, benefits paid were $7.1 million and $6.9 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $144.5 million and $144.7 million at September 29, 2018 and September 30, 2017, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands of dollars)	2018	2017
Projected benefit obligation balance, beginning of year	$144,737	$157,030
Interest cost	5,428	5,063
Assumption changes (1)	770	(9,621)
Actuarial gain	686	(798)
Benefits paid	(7,137)	(6,937)
Projected benefit obligations balance, end of year	$144,484	$144,737

(1) The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value Blue Bird’s future obligations and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the plan assets are as follows:

	Plan Assets
(in thousands of dollars)	2018	2017
Fair value of plan assets, beginning of year	$112,311	$100,662
Actual return on plan assets	13,457	14,702
Employer contribution	5,949	5,414
Expenses	(1,109)	(1,530)
Benefits paid	(7,137)	(6,937)
Fair value of plan assets, end of year	$123,471	$112,311

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands of dollars)	September 29, 2018	September 30, 2017
Benefit obligation	$144,484	$144,737
Fair value of plan assets	123,471	112,311
Funded status	(21,013)	(32,426)
Net pension liability recognized	$(21,013)	$(32,426)
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During the fiscal years ended 2018 and 2017, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 29, 2018, the measurement date.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands of dollars)	Level 1	Level 2	Level 3	Total
September 29, 2018
Assets:
Equity securities	$—	$86,410	$—	$86,410
Debt securities	—	37,061	—	37,061
Total assets at fair value	$—	$123,471	$—	$123,471

September 30, 2017
Assets:
Equity securities	$—	$80,795	$—	$80,795
Debt securities	—	31,516	—	31,516
Total assets at fair value	$—	$112,311	$—	$112,311

The following table represents net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands of dollars)	2018	2017	2016
Interest cost	$5,428	$5,063	$5,063
Expected return on plan assets	(7,105)	(6,358)	(6,112)
Amortization of net loss	3,521	6,291	4,787
Net periodic benefit cost	$1,844	$4,996	$3,738
Net (gain) loss	$(3,787)	$(17,232)	$15,716
Amortization of net loss	(3,521)	(6,291)	(4,787)
Total (gain) loss recognized in other comprehensive income	$(7,308)	$(23,523)	$10,929
Total (gain) loss recognized in net periodic pension benefit cost and other comprehensive income	$(5,464)	$(18,527)	$14,667

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $2.8 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	September 29, 2018	September 30, 2017
Discount rate	4.30%	3.85%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	September 29, 2018	September 30, 2017
Discount rate	3.85%	3.30%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated, the measurement date, are as follows:

	September 29, 2018	September 30, 2017
Equity securities	70%	72%
Debt securities	30%	28%
	100%	100%

There was no Company common stock included in equity securities. Assets of the Defined Benefit Plan are invested primarily in common stock funds. Assets are valued using quoted prices in active markets.

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

The Company expects to contribute no funds to its Defined Benefit Plan in fiscal year 2019. The following benefit payments are expected to be paid to the Company’s pension plan participants in the fiscal years indicated:

(in thousands of dollars)	Expected Payments
2019	$7,738
2020	7,833
2021	8,016
2022	8,227
2023	8,430
2024 - 2028	43,423
Total expected future benefit payments	$83,667

Defined Contribution Plans

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During the fiscal years ended 2018, 2017 and 2016, the Company offered a 50% match on the first 6% of the employee’s contributions. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $1.9 million, $1.9 million and $1.7 million for the fiscal years ended 2018, 2017 and 2016, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for the fiscal years ended 2018, 2017, and 2016, was $14.3 million, $13.6 million, and $12.3 million, respectively.

Employee Compensation Plans

The Management Incentive Plan (the “MIP”) compensates certain key salaried management employees and is based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance as well as a net debt metric. MIP bonus liabilities of $2.4 million and $3.5 million are included in accrued expenses on the Consolidated Balance Sheets at September 29, 2018 and September 30, 2017, respectively.

16. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin Minibus entered into a venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. ("Micro Bird"), and accounts for Micro Bird under the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and reduced by any dividends received. At September 29, 2018 and September 30, 2017, the Company had an investment of $11.1 million and $11.6 million, respectively. During fiscal years ended 2018, 2017 and 2016, Micro Bird paid dividends to all common stockholders, and the Company received $1.8 million, $4.6 million, and $2.3 million, respectively, net of required withholding taxes. The dividends reduced the carrying value of our investment and are presented as cash inflows in the operating section of our Consolidated Statements of Cash Flows.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $1.3 million, $3.3 million and $2.9 million in equity in net income of non-consolidated affiliate for the fiscal years ended 2018, 2017 and 2016, respectively.

17. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
Balance, October 3, 2015	$(51,774)	$—	$(51,774)
Other comprehensive loss, gross	(15,716)	(236)	(15,952)
Amounts reclassified from other comprehensive income and included in earnings	4,787	216	5,003
Total other comprehensive loss, before taxes	(10,929)	(20)	(10,949)
Income tax benefit	3,825	7	3,832
Balance, October 1, 2016	$(58,878)	$(13)	$(58,891)
Other comprehensive income, gross	17,232	344	17,576
Amounts reclassified from other comprehensive income and included in earnings	6,291	(324)	5,967
Total other comprehensive income, before taxes	23,523	20	23,543
Income tax expense	(8,520)	(7)	(8,527)
Balance, September 30, 2017	$(43,875)	$—	$(43,875)
Other comprehensive income, gross	3,787	—	3,787
Amounts reclassified from other comprehensive income and included in earnings	3,521	—	3,521
Total other comprehensive income, before taxes	7,308	—	7,308
Income tax expense	(1,860)	—	(1,860)
Balance, September 29, 2018	$(38,427)	$—	$(38,427)

18. Subsequent Events

Credit Facility Amendment and Tender Offer

On October 15, 2018, the Company received $50.0 million in funding from the amended credit facility. Refer to Note 8, Debt, for more information on the credit facility amendment. In conjunction with the debt funding, we conducted a Tender Offer and accepted for purchase (i) 1,782,568 shares of our Common Stock, $0.0001 par value per share at a price of $28.00 per share, and (ii) 364 shares of our 7.625% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share, at a price of $241.69 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the tender offer. These shares represented approximately 6.54% of the shares of Common Stock outstanding and 0.39% of the shares of Preferred Stock outstanding as of October 15, 2018, the date the Tender Offer commenced.

Preferred Stock Conversion

On November 13, 2018, the Company converted all remaining outstanding shares of Preferred Stock, and issued 799,615 shares of Common Stock. There were no dividends paid with the conversion.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 29, 2018 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 29, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2019. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement. See also the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Report.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 29, 2018 and September 30, 2017

Consolidated Statements of Operations for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016

Consolidated Statements of Stockholders' Deficit for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016

Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016

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

4.7
First Amendment to Credit Agreement, dated as of September 13, 2018, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on September 13, 2018).

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

10.19††
Offer Letter dated March 29, 2016 and Severance Agreement dated April 18, 2016 between Blue Bird Corporation and Mark Terry (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.20††
Offer Letter dated October 19, 2015 between Blue Bird Corporation and Tom Roberts (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.21
Securities Purchase Agreement dated September 23, 2017 by and among Blue Bird Corporation and Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A, and Coliseum School Bus Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.22
First Amendment to Credit Agreement, dated as of September 13, 2018, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on September 13, 2018).

21.1*	Subsidiaries of the registrant.

23.1*	Consent of BDO USA, LLP.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

_________________________
*Filed herewith.
†The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
††Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands of dollars)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
October 1, 2016	$105	$(5)	$—	$100
September 30, 2017	100	—	—	100
September 29, 2018	100	—	—	100

(in thousands of dollars)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
October 1, 2016	$671	$(86)	$(27)	$558
September 30, 2017	558	92	—	650
September 29, 2018	650	847	(65)	1,432

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2018                    By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Phil Horlock	President, Chief Executive Officer and Director
Phil Horlock	(Principal Executive Officer)	December 12, 2018

/s/ Phil Tighe	Chief Financial Officer
Phil Tighe	(Principal Financial and Accounting Officer)	December 12, 2018

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 12, 2018

/s/ Chan Galbato
Chan Galbato	Director	December 12, 2018

/s/ Douglas Grimm
Douglas Grimm	Director	December 12, 2018

/s/ Daniel J. Hennessy
Daniel J. Hennessy	Director	December 12, 2018

/s/ Kevin Penn
Kevin Penn	Director	December 12, 2018

/s/ Connor Wentzell
Connor Wentzell	Director	December 12, 2018

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 12, 2018