Form 10-Q
period 2018-12-29
Blue Bird Corp
filed 2019-02-07
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

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
Yes X No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

At February 1, 2019, 26,387,360 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

Special Note Regarding Forward-Looking Statements

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	December 29, 2018	September 29, 2018
Assets
Current assets
Cash and cash equivalents	$18,818	$60,260
Accounts receivable, net	10,274	24,067
Inventories	84,217	57,333
Other current assets	10,854	8,183
Total current assets	$124,163	$149,843
Property, plant and equipment, net	81,586	66,054
Goodwill	18,825	18,825
Intangible assets, net	54,969	55,472
Equity investment in affiliate	11,045	11,123
Deferred tax assets	4,488	4,437
Other assets	2,629	1,676
Total assets	$297,705	$307,430
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$65,906	$95,780
Warranty	8,543	9,142
Accrued expenses	17,623	21,935
Deferred warranty income	8,061	8,159
Other current liabilities	5,862	3,941
Current portion of long-term debt	9,900	9,900
Total current liabilities	$115,895	$148,857
Long-term liabilities
Revolving credit facility	$20,000	$—
Long-term debt	179,976	132,239
Warranty	13,315	13,504
Deferred warranty income	14,471	15,032
Other liabilities	13,139	5,121
Pension	20,620	21,013
Total long-term liabilities	$261,521	$186,909
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 93,000 issued with liquidation preference of $0 and $9,300 at December 29, 2018 and September 29, 2018, respectively	$—	$9,300
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,351,588 and 27,259,262 shares outstanding at December 29, 2018 and September 29, 2018, respectively	3	3
Additional paid-in capital	80,433	70,023
Accumulated deficit	(71,169)	(69,235)
Accumulated other comprehensive loss	(38,717)	(38,427)
Treasury stock, at cost, 1,782,568 and 0 shares at December 29, 2018 and September 29, 2018, respectively	(50,261)	—
Total stockholders' deficit	$(79,711)	$(28,336)
Total liabilities and stockholders' deficit	$297,705	$307,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	December 29, 2018	December 30, 2017
Net sales	$154,926	$162,549
Cost of goods sold	135,816	141,901
Gross profit	$19,110	$20,648
Operating expenses
Selling, general and administrative expenses	17,273	25,457
Operating profit (loss)	$1,837	$(4,809)
Interest expense	(2,874)	(1,452)
Interest income	9	15
Other expense, net	(349)	(291)
Loss before income taxes	$(1,377)	$(6,537)
Income tax benefit (expense)	236	(1,352)
Equity in net (loss) income of non-consolidated affiliate	(79)	50
Net loss	$(1,220)	$(7,839)

Earnings per share:
Net loss (from above)	$(1,220)	$(7,839)
Less: preferred stock dividends	—	770
Net loss available to common stockholders	$(1,220)	$(8,609)

Basic weighted average shares outstanding	26,302,865	23,924,045
Diluted weighted average shares outstanding	26,302,865	23,924,045

Basic loss per share	$(0.05)	$(0.36)
Diluted loss per share	$(0.05)	$(0.36)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Net loss	$(1,220)	$(7,839)
Other comprehensive (loss) income, net of tax
Net change in defined benefit pension plan	524	563
Net unrealized loss on cash flow hedges	(814)	—
Total other comprehensive (loss) income	$(290)	$563
Comprehensive loss	$(1,510)	$(7,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Cash flows from operating activities
Net loss	$(1,220)	$(7,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,193	2,097
Amortization of debt costs	213	194
Share-based compensation	852	624
Equity in net loss (income) of affiliate	79	(50)
Loss on disposal of fixed assets	30	—
Deferred taxes	267	1,155
Amortization of deferred actuarial pension losses	689	880
Unrealized loss on foreign currency hedges	109	—
Changes in assets and liabilities:
Accounts receivable	13,793	3,869
Inventories	(26,884)	1,823
Other assets	(4,805)	1,432
Accounts payable	(28,299)	(26,285)
Accrued expenses, pension and other liabilities	(5,225)	(11,708)
Total adjustments	$(46,988)	$(25,969)
Total cash used in operating activities	$(48,208)	$(33,808)
Cash flows from investing activities
Cash paid for fixed assets	$(10,787)	$(3,449)
Total cash used in investing activities	$(10,787)	$(3,449)
Cash flows from financing activities
Borrowings under the revolving credit facility	$20,000	$—
Borrowings under the senior term loan	50,000	—
Repayments under the senior term loan	(2,475)	(2,000)
Cash paid for capital leases	—	(38)
Payment of dividends on preferred stock	—	(770)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(243)	—
Proceeds from exercises of warrants	620	3,640
Common stock repurchases under share repurchase programs	—	(2,983)
Tender offer repurchase of common stock and preferred stock	(50,349)	—
Total cash provided by (used in) financing activities	$17,553	$(2,151)
Change in cash and cash equivalents	(41,442)	(39,408)
Cash and cash equivalents, beginning of period	60,260	62,616
Cash and cash equivalents, end of period	$18,818	$23,208

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$2,430	$1,287
Income tax paid, net of tax refunds	9	25
Non-cash investing and financing activities:
Change in accounts payable for capital additions to property, plant and equipment	$(1,575)	$(377)
Right-of-use assets obtained in exchange for operating lease obligations	8,040	—
Conversion of preferred stock into common stock	9,264	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands of dollars, except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Warrant exercises	54,435	—	620	—	—	—	—	—	—	620
Restricted stock activity	20,513	—	(239)	—	—	—	—	—	—	(239)
Stock option activity	331	—	(4)	—	—	—	—	—	—	(4)
Share-based compensation expense	—	—	821	—	—	—	—	—	—	821
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,261)	(50,349)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,220)	—	—	(1,220)
Other comprehensive loss, net of tax	—	—	—	—	—	(290)	—	—	—	(290)
Balance, December 29, 2018	26,351,588	$3	$80,433	—	$—	$(38,717)	$(71,169)	1,782,568	$(50,261)	$(79,711)

Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	—	$—	$(58,510)
Warrant exercises	316,543	—	3,640	—	—	—	—	—	—	3,640
Preferred stock dividends	—	—	(770)	—	—	—	—	—	—	(770)
Share-based compensation expense	—	—	583	—	—	—	—	—	—	583
Share repurchase program	(141,577)	—	(2,983)	—	—	—	—	—	—	(2,983)
Net loss	—	—	—	—	—	—	(7,839)	—	—	(7,839)
Other comprehensive income, net of tax	—	—	—	—	—	563	—	—	—	563
Balance, December 30, 2017	23,914,310	$2	$45,888	400,000	$40,000	$(43,312)	$(107,894)	—	$—	$(65,316)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2019, there is a total of 52 weeks. For fiscal years 2019 and 2018, the first quarters both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of September 29, 2018 was derived from the Company’s audited financial statements but do not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended September 29, 2018 as set forth in the Company's 2018 Form 10-K filed on December 12, 2018.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 29, 2018, except as follows (as also discussed in the Recently Adopted Accounting Standards section of this Note 2):

Revenue Recognition

The Company records revenue, net of tax, when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract;

5.	Recognition of revenue when, or as, we satisfy performance obligations.

The Company records revenue when performance obligations are satisfied by transferring control of a promised good or service to the customer. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service.

Our product revenue includes buses and bus parts, each of which are generally recognized as revenue at a point in time, once all conditions for revenue recognition have been met, as they represent our performance obligations in a sale. For buses, control is generally transferred and the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and it is awaiting pickup by the customer. For certain bus sale transactions, we may provide incentives including payment of a limited amount of future interest charges our customers may incur related to their purchase and financing of the bus with third party financing companies. We reduce revenue at the recording date by the full amount of potential future interest we may be obligated to pay, which is an application of the "most likely amount" method. For parts sales, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed risk of loss and title has passed for the goods sold.

The Company sells extended warranties related to its products. Revenue related to these contracts is recognized based on the stand-alone selling price of the arrangement, on a straight-line basis over the contract period and costs thereunder are expensed as incurred.

The Company includes shipping and handling revenues, which represents costs billed to customers, in net sales on the Condensed Consolidated Statements of Operations. The related costs incurred by the Company are included in cost of goods sold on the Condensed Consolidated Statements of Operations.

Leases

We determine if an arrangement is a lease at inception. Operating leases include lease right-of-use (“ROU”) assets, which we include in property, plant and equipment on our Condensed Consolidated Balance Sheets. The lease liabilities associated with operating leases are included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets. We do not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the leases recorded do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any base rental or lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term as a component of selling, general and administrative expenses on Condensed Consolidated Statements of Operations.

Derivative Instruments

In limited circumstances, we may utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates or as cash flow hedges for variable rate debt. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income (loss), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. If realized, gains and losses on derivative instruments are recognized in the operating results line item that reflects the underlying exposure that was hedged. The exchange of cash, if any, associated with derivative transactions is classified in the same category as the cash flows from the items subject to the economic hedging relationships. We have elected the amortization approach for the expensing of excluded components of our hedges. See Note 11, Derivative Instruments, for further information.

Statement of Cash Flows

We classify distributions received from our equity method investment using the nature of distribution approach, such that distributions received are classified based on the basis of the nature of the activity of the investee that generated the distribution. Returns on investment are classified within operating activities, while returns of investment are classified within investing activities.

Recently Issued Accounting Standards

We believe that no new accounting guidance was issued during the three months ended December 29, 2018 that is relevant to our financial statements.

Recently Adopted Accounting Standards

ASU 2017-07 — In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component (if any) of pension expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

We adopted this new standard in the first quarter of fiscal 2019 on a retrospective basis, as required. There is no service cost component to our periodic pension expense. Previously all components of our pension expense were recorded as a component of operating expenses, and the new standard requires these expenses to be outside a subtotal of operating profit. As a result, we have revised previously reported results of operations, as follows:

	Three Months Ended
	December 30, 2017
(in thousands of dollars)	As Previously Reported	New Standard Adjustment	As Restated
Selling, general and administrative expenses	$25,918	$(461)	$25,457
Operating profit (loss)	(5,270)	461	(4,809)
Other expense, net	170	(461)	(291)
Net loss	(7,839)	—	(7,839)

ASU 2018-15 — In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard on a prospective (applies only to eligible costs incurred after adoption) basis in the first quarter of fiscal 2019, and there was not a significant impact on our consolidated financial statements.

ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this amended guidance as of the first quarter of fiscal 2019 using the required modified retrospective approach; however we had no hedging relationships in effect at adoption date that were impacted by the guidance. We do not expect the impact on the Company's consolidated financial statements to be material.

ASU 2016-12 and 2016-10 — In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and in April 2016 issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide further clarification to be considered when implementing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted this standard in the first quarter of fiscal 2019 using the modified retrospective transition approach, which we applied to all contracts impacted by the new standard at the date of initial application. At adoption, we accounted for specific sales incentives offered to our customers by recording an increase of $0.9 million in accrued liabilities, a $0.7 million adjustment to retained earnings, and a $0.2 million deferred tax asset. Amounts recorded in prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Please see Note 8, Revenue, for additional information regarding the adoption of this new accounting standard.

ASU 2018-05 — In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates income tax accounting to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. For more information regarding the impact of the Tax Act, see Note 5, Income Taxes.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this standard in the first quarter of fiscal 2019 using the modified retrospective adoption approach with a cumulative-effect adjustment recognized to the balance sheet on the adoption date with prior periods not recast, and electing the practical expedients allowed under the standard. At adoption, we recognized right-of-use assets totaling $7.3 million and operating lease liabilities totaling $9.2 million. The impact on our results of operations and cash flows was not material.

ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which made targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard in the first quarter of fiscal 2019 and contemporaneous with adoption made a policy election to classify distributions received from our equity method investment using the nature of distribution approach. Adoption of the standard had no current impact on the Company's consolidated financial statements, as this is the manner in which we have recorded previous distributions from our equity method investee. There were no distributions in the first quarter of fiscal 2019.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	December 29, 2018	September 29, 2018
Raw materials	$71,933	$42,439
Work in process	8,502	13,141
Finished goods	3,782	1,753
Total inventories	$84,217	$57,333

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Balance at beginning of period	$22,646	$20,910
Add current period accruals	1,590	1,959
Current period reductions of accrual	(2,378)	(3,081)
Balance at end of period	$21,858	$19,788
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Balance at beginning of period	$23,191	$19,295
Add current period deferred income	1,366	2,063
Current period recognition of income	(2,025)	(2,150)
Balance at end of period	$22,532	$19,208

With the adoption of ASU No. 2016-12 (as described in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards), the outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $6.2 million of the outstanding contract liability during the remainder of fiscal 2019, $6.6 million in fiscal 2020, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 29, 2018	September 29, 2018
Current portion	$3,000	$3,332
Long-term portion	1,881	1,901
Total accrued self-insurance	$4,881	$5,233

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.3 million and $3.5 million for the three months ended December 29, 2018 and December 30, 2017, respectively. The related cost of goods sold was $3.0 million and $2.8 million for the three months ended December 29, 2018 and December 30, 2017, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Interest cost	$1,512	$1,357
Expected return on plan assets	(1,905)	(1,776)
Amortization of prior loss	689	880
Net periodic benefit cost	$296	$461
Amortization of prior loss, recognized in other comprehensive income	689	880
Total recognized in net periodic pension benefit cost and other comprehensive income	$(393)	$(419)

Pension expense is recognized as a component of other expense, net on our Condensed Consolidated Statement of Operations. As disclosed in Note 2, we reclassified previously reported pension expense amounts of $0.5 million from selling, general and administrative expenses to other expense, net for the three months ended December 30, 2017.

Warrants

At December 29, 2018, there were a total of 972,514 warrants outstanding to purchase 486,257 shares of our Common Stock.

4. Debt

Amended Credit Agreement

On September 13, 2018, the Company entered into a first amendment of our December 12, 2016 credit agreement ("Amended Credit Agreement"). The Amended Credit Agreement provided for additional funding of $50.0 million and was funded in the first quarter of fiscal 2019. Substantially all the proceeds were used to complete a tender offer to purchase shares of our common and preferred stock.

The Amended Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. In connection with the Amended Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and will be amortized over the life of the Amended Credit Agreement using the effective interest method.

Additional Disclosures

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	December 29, 2018	September 29, 2018
2023 and 2021 term loans, net of deferred financing costs of $3,799 and $4,011, respectively	$189,876	$142,139
Less: current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$179,976	$132,239

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 29, 2018 and September 29, 2018, $193.7 million and $146.2 million, respectively, were outstanding on the term loans.

At December 29, 2018 and September 29, 2018, the stated interest rates on the term loans were 4.6% and 4.5%, respectively. At December 29, 2018 and September 29, 2018, the weighted-average annual effective interest rates for the term loans were 5.0% and 4.1%, respectively, which includes amortization of the deferred financing costs.

At December 29, 2018, $20.0 million in borrowings were outstanding on the Revolving Credit Facility and $6.9 million of Letters of Credit were outstanding; therefore, the Company would have been able to borrow $73.1 million on the revolving line of credit.

Interest expense on all indebtedness was $2.9 million and $1.5 million for the three months ended December 29, 2018 and December 30, 2017, respectively.

The schedules of remaining principal maturities for total debt for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2019	$7,425
2020	9,900
2021	9,900
2022	14,850
2023	171,600
Total remaining principal payments	$213,675

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

The effective tax rate for the three month period ended December 29, 2018 was 17.1%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

The effective tax rate for the three month period ended December 30, 2017 was (20.7)%, which significantly differed from the transitional 2018 statutory federal tax rate of 24.5%. We recorded $2.4 million in period expense to reflect the U.S. tax reform. The tax reform adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Without these adjustments, our effective tax rate for this period would have been approximately 17%. This tax rate differs from our transitional 2018 statutory federal income tax rate of 24.5% mainly due to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits, which were partially offset by accrued interest and penalties on uncertain tax positions.

6. Guarantees, Commitments and Contingencies

Litigation

At December 29, 2018, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At December 29, 2018, we had $4.0 million in aggregate guarantees outstanding which relate to guarantees of indebtedness for term loans with remaining maturities of up to four years. The $4.0 million represents the estimated maximum amount we would be required to pay if a debtor defaulted, and we believe the likelihood of required performance to be remote. At December 29, 2018, $0.6 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantees.

Lease Commitments

We lease office and warehouse space for use in our operations, which are accounted for as operating leases. The operating leases have remaining terms ranging from 1.1 to 8.9 years. One of our leases includes a renewal option to extend the lease for five years.

Total operating lease expense for the three months ended December 29, 2018 was $0.5 million and is recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Total rent expense for the three months ended was $0.2 million December 30, 2017 and is recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $0.1 million for the three months ended December 29, 2018.

At December 29, 2018, right-of-use assets totaling $8.0 million were included in property, plant and equipment, net, and lease liabilities totaling $1.7 million and $8.5 million were included in other current liabilities and other liabilities (non-current), respectively.

At December 29, 2018, the weighed average remaining lease term was 7.3 years and the weighted average discount rate used to calculate the present value of future lease payments was 4.5%.

Maturities of operating lease liabilities at December 29, 2018 are as follows:

(in thousands of dollars)
Fiscal Years Ended	Amount
2019	$1,664
2020	1,577
2021	1,399
2022	1,421
2023	1,442
Thereafter	4,624
Total future minimum lease payments	12,127
Less: imputed interest	1,884
Total operating lease liabilities	$10,243

7. Segment Information

We manage our business in two operating segments: (i) the Bus segment includes the manufacturing and assembly of buses to be sold to a variety of customers across the United States, Canada and in international markets; and (ii) the Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. The tables below present segment net sales and gross profit for the periods presented:

Net sales

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Bus	$139,210	$148,098
Parts	15,716	14,451
Segment net sales	$154,926	$162,549

Gross profit

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Bus	$13,515	$15,377
Parts	5,595	5,271
Segment gross profit	$19,110	$20,648

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Segment gross profit	$19,110	$20,648
Adjustments:
Selling, general and administrative expenses	(17,273)	(25,457)
Interest expense	(2,874)	(1,452)
Interest income	9	15
Other expense, net	(349)	(291)
Loss before income taxes	$(1,377)	$(6,537)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
United States	$151,485	$154,648
Canada	3,076	4,850
Rest of world	365	3,051
Total net sales	$154,926	$162,549

8. Revenue

As noted in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, the Company adopted the new revenue recognition guidance (ASC 606) effective September 30, 2018 using the modified retrospective approach. As a result, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings as of September 30, 2018. Adopting the new standard primarily impacted the timing of recognition of specific sales incentives offered to our customers. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The difference in revenue recognized under the new guidance versus the previous guidance was immaterial for the three months ended December 29, 2018. Under the new guidance, at December 29, 2018, we recorded $0.9 million in accrued liabilities, a deferred tax asset of $0.2 million, and a $0.7 million retained earnings adjustment. Under previous guidance, we would not have recorded any accrued liabilities or deferred tax assets resulting in no retained earnings impact to our Condensed Consolidated Balance Sheets at December 29, 2018.

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Diesel buses	$89,820	$103,084
Alternative fuel buses (1)	43,081	40,088
Other (2)	6,802	4,926
Parts	15,223	14,451
Net sales	$154,926	$162,549

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	December 29, 2018	December 30, 2017
Numerator:
Net loss	$(1,220)	$(7,839)
Less: convertible preferred stock dividends	—	770
Net loss available to common stockholders	$(1,220)	$(8,609)

Basic earnings per share (1):
Weighted average common shares outstanding	26,302,865	23,924,045
Basic loss per share	$(0.05)	$(0.36)

Diluted earnings per share (2):
Diluted loss per share	$(0.05)	$(0.36)

(1) Basic earnings (loss) per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period.
(2) Since we incurred a net loss for the three months ended December 29, 2018 and December 30, 2017, basic and diluted shares outstanding are equal to each other due to the exclusion of 745,900 and 4,699,157 potentially dilutive shares, respectively, from the calculation of earnings per share, as the effect would be anti-dilutive.

10. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Three Months Ended
	December 29, 2018
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	118,074	$18.59
Granted	157,888	16.99
Vested	(35,033)	18.10
Forfeited/canceled	(27,060)	18.10
Balance, end of period	213,869	17.55

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, was $0.5 million with an associated tax benefit of $0.1 million for the three months ended December 29, 2018. At December 29, 2018, unrecognized compensation cost related to restricted stock awards totaled $2.6 million and is expected to be recognized over a weighted-average period of one year.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Three Months Ended
	December 29, 2018
Stock Option Award Activity	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of period	498,427	$13.38
Granted	326,249	16.77
Exercised (1)	(1,303)	15.50
Forfeited	(55,619)	16.57
Outstanding options, end of period (2)	767,754	14.59
Fully vested and exercisable options, end of period (3)	354,261	12.35

(1) Stock options exercised in the period had an immaterial aggregate intrinsic value.
(2) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $2.3 million.
(3) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $1.9 million with a weighted average contractual remaining term of 7.1 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.3 million with an associated tax benefit of $0.1 million for the three months ended December 29, 2018. At December 29, 2018, unrecognized compensation cost related to stock option awards totaled $1.7 million and is expected to be recognized over a weighted-average period of twelve months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Three Months Ended
December 29, 2018
Expected volatility	31.0%
Expected dividend yield	0%
Risk-free interest rate	2.75%
Expected term (in years)	4.5 - 5.5
Weighted-average grant-date fair value	$5.58

11. Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement which exposes us to fluctuations in interest rates. On, October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range where we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.

The interest rate collar contract qualifies for hedge accounting and has been designated as a cash flow hedge with the effective portion of the gain or loss on the derivative instrument recorded in other comprehensive income until the underlying transactions occur. Once the anticipated transactions occur, the gain or loss on the collar is recorded in current period earnings on the Consolidated Statements of Operations. We use the amortization approach for the expensing of excluded components of our hedges, which requires a systematic and rational method to recognize the associated expense. The premium paid associated with the interest rate collar is amortized on a straight-line basis.

The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets. At December 29, 2018, the fair value of the interest rate collar contract was $0.1 million and is included in "other assets" (non-current) on the Condensed Consolidated Balance Sheets.

The table below presents the effect of the Company's cash flow hedges for the periods presented:

(in thousands of dollars)		Three Months Ended
Interest Rate Collar	Location	December 29, 2018	December 30, 2017
Amount recognized in AOCI on derivatives (effective portion)	OCI	$(1,130)	$—
Amount reclassified from AOCI into income (effective portion)	Interest expense	59	—
Total amount recognized in other comprehensive loss		$(1,071)	$—

The Company expects to reclassify $0.3 million from accumulated other comprehensive loss into earnings during the next 12 months.

12. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
December 29, 2018
Beginning Balance	$(38,427)	$—	$(38,427)
Other comprehensive loss, gross	—	(1,130)	(1,130)
Amounts reclassified from other comprehensive income and included in earnings	689	59	748
Total other comprehensive income (loss), before taxes	689	(1,071)	(382)
Income tax (expense) benefit	(165)	257	92
Ending Balance December 29, 2018	$(37,903)	$(814)	$(38,717)

December 30, 2017
Beginning Balance	$(43,875)	$—	$(43,875)
Other comprehensive income, gross	—	—	—
Amounts reclassified from other comprehensive income and included in earnings	880	—	880
Total other comprehensive income, before taxes	880	—	880
Income tax expense	(317)	—	(317)
Ending Balance December 30, 2017	$(43,312)	$—	$(43,312)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three months ended December 29, 2018 and December 30, 2017 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 29, 2018 as “fiscal 2018”. We refer to the quarter ended December 29, 2018 as the “first quarter of fiscal 2019” and we refer to the quarter ended December 30, 2017 as the “first quarter of fiscal 2018”. There were 13 weeks in the first quarters of both fiscal 2019 and fiscal 2018.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative to diesel fuel applications with its propane-powered, gasoline-powered, compressed natural gas (“CNG”)-powered school buses and all-electric school buses.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 29, 2018, except as follows:

Revenue Recognition

The Company records revenue, net of tax, when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract;

5.	Recognition of revenue when, or as, we satisfy performance obligations.

The Company records revenue when performance obligations are satisfied by transferring control of a promised good or service to the customer. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service.

Our product revenue includes buses and bus parts, each of which are generally recognized as revenue at a point in time, once all conditions for revenue recognition have been met, as they represent our performance obligations in a sale. For buses, control is generally transferred and the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and it is awaiting pickup by the customer. For certain bus sale transactions, we may provide incentives including payment of a limited amount of future interest charges our customers may incur related to their purchase and financing of the bus with third party financing companies. We reduce revenue at the recording date by the full amount of potential future interest we may be obligated to pay, which is an application of the "most likely amount" method. For parts sales, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed risk of loss and title has passed for the goods sold.

The Company sells extended warranties related to its products. Revenue related to these contracts is recognized based on the stand-alone selling price of the arrangement, on a straight-line basis over the contract period and costs thereunder are expensed as incurred.

The Company includes shipping and handling revenues, which represents costs billed to customers, in net sales on the Condensed Consolidated Statements of Operations. The related costs incurred by the Company are included in cost of goods sold on the Condensed Consolidated Statements of Operations.

Leases

We determine if an arrangement is a lease at inception. Operating leases include lease right-of-use (“ROU”) assets, which we include in property, plant and equipment on our Condensed Consolidated Balance Sheets. The lease liabilities associated with operating leases are included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets. We do not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the leases recorded do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any base rental or lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term as a component of selling, general and administrative expenses on Condensed Consolidated Statements of Operations.

Derivative Instruments

In limited circumstances, we may utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates or as cash flow hedges for variable rate debt. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income (loss), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. If realized, gains and losses on derivative instruments are recognized in the operating results line item that reflects the underlying exposure that was hedged. The exchange of cash, if any, associated with derivative transactions is classified in the same category as the cash flows from the items subject to the economic hedging relationships. We have elected the amortization approach for the expensing of excluded components of our hedges. See Note 11, Derivative Instruments, for further information.

Statement of Cash Flows

We classify distributions received from our equity method investment using the nature of distribution approach, such that distributions received are classified based on the basis of the nature of the activity of the investee that generated the distribution. Returns on investment are classified within operating activities, while returns of investment are classified within investing activities.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a discussion of new and recently adopted accounting pronouncements.

Factors Affecting Our Revenues

Our revenues are driven primarily by the following factors:

•
Property tax revenues. Property tax revenues are one of the major sources of funding for new school districts, and therefore new school buses. Property tax revenues are a function of land and building prices, relying on assessments of property value by state or county assessors and millage rates voted by the local electorate.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items on our unaudited Condensed Consolidated Statements of Operations are principally driven by the following factors:

•
Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper), labor expense and overhead. Our cost of goods sold may vary from period to period in part due to changes in sales volume, efforts by certain suppliers to pass through the economics associated with key commodities, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical problems, and the impact of overhead items such as utilities.

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

Adjusted EBITDA is defined as net income prior to interest income, interest expense including the component of lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents interest expense on lease liabilities, income taxes, depreciation and amortization including the component of lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents amortization charges on right-of-use lease assets, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense, as well as non-recurring charges such as (i) significant product design changes; (ii) transaction related costs; or (iii) discrete expenses related to major cost cutting initiatives. We believe these expenses and non-recurring charges are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

Consolidated Results of Operations for the Three Months Ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Net sales	$154,926	$162,549
Cost of goods sold	135,816	141,901
Gross profit	$19,110	$20,648
Operating expenses
Selling, general and administrative expenses	17,273	25,457
Operating profit (loss)	$1,837	$(4,809)
Interest expense	(2,874)	(1,452)
Interest income	9	15
Other expense, net	(349)	(291)
Loss before income taxes	$(1,377)	$(6,537)
Income tax benefit (expense)	236	(1,352)
Equity in net (loss) income of non-consolidated affiliate	(79)	50
Net loss	$(1,220)	$(7,839)
Other financial data:
Adjusted EBITDA	$7,217	$7,069
Adjusted EBITDA margin	4.7%	4.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	December 29, 2018	December 30, 2017
Bus	$139,210	$148,098
Parts	15,716	14,451
Total	$154,926	$162,549

Gross Profit by Segment
Bus	$13,515	$15,377
Parts	5,595	5,271
Total	$19,110	$20,648

Net sales. Net sales were $154.9 million for the first quarter of fiscal 2019, a decrease of $7.6 million, or 4.7%, compared to $162.5 million for the first quarter of fiscal 2018.

Bus sales decreased $8.9 million, or 6.0%, reflecting a decrease in units booked. In the first quarter of fiscal 2019, 1,600 units were booked compared to 1,705 units booked for the same period in fiscal 2018. The average net sales price per unit for the first quarter of fiscal 2019 was 0.2% higher than the price per unit for the first quarter of fiscal 2018. The increase in unit price mainly reflects changes in product and customer mix.

Parts sales increased $1.3 million, or 8.8%, for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, as we had higher sales volumes.

Cost of goods sold. Total cost of goods sold was $135.8 million for the first quarter of fiscal 2019, a decrease of $6.1 million, or 4.3%, compared to $141.9 million for the first quarter of fiscal 2018. As a percentage of net sales, total cost of goods sold increased from 87.3% to 87.7%.

Bus segment cost of goods sold decreased $7.0 million, or 5.3%, for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The average cost of goods sold per unit for the first quarter of fiscal 2019 was 0.9% higher compared to the first quarter of fiscal 2018 due to raw material price increases related to rising commodity costs.

The $0.9 million, or 10.3%, increase in parts segment cost of goods sold for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily attributed to increased parts sales volume.

Operating profit (loss). Operating profit was $1.8 million for the first quarter of fiscal 2019, an increase of $6.6 million, compared to an operating loss of $4.8 million for the first quarter of fiscal 2018. Profitability was positively affected by a decrease of $8.2 million in selling, general and administrative expenses related to decreases in costs from our operational transformation initiatives and product redesign initiatives, partially offset by a decrease of $1.5 million in gross profit.

Interest expense. Interest expense was $2.9 million for the first quarter of fiscal 2019, an increase of $1.4 million, or 97.9%, compared to $1.5 million for the first quarter of fiscal 2018. The increase was primarily attributed to a one and a half point increase in the stated interest rate on the term loan and higher average borrowing levels.

Income taxes. We recorded an income tax benefit of $0.2 million for the first quarter of fiscal 2019, compared to income tax expense of $1.4 million for the same period in fiscal 2018.

The effective tax rate for the three month period ended December 29, 2018 was 17.1%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

The effective tax rate for the three month period ended December 30, 2017 was (20.7)%, which significantly differed from the transitional 2018 statutory federal tax rate of 24.5%. We recorded $2.4 million in period expense to reflect the U.S. tax reform. The tax reform adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Without these adjustments, our effective tax rate for this period would have been approximately 17%. This tax rate differs from our transitional 2018 statutory federal income tax rate of 24.5% mainly due to normal tax rate benefit items, such as the domestic production activities deduction and state tax credits, which were partially offset by accrued interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $7.2 million, or 4.7% of net sales, for the first quarter of fiscal 2019, an increase of $0.1 million, or 2.1%, compared to $7.1 million, or 4.3% of net sales, for the first quarter of fiscal 2018.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Net loss	$(1,220)	$(7,839)
Adjustments:
Discontinued operations income	—	(87)
Interest expense, net (1)	2,968	1,437
Income tax (benefit) expense	(236)	1,352
Depreciation, amortization, and disposals (2)	2,407	2,111
Operational transformation initiatives	244	6,958
Unrealized loss on foreign currency hedges	109	—
Share-based compensation	852	624
Product redesign initiatives	2,150	2,574
Other	(57)	(61)
Adjusted EBITDA	$7,217	$7,069
Adjusted EBITDA margin (percentage of net sales)	4.7%	4.3%

(1) Includes $0.1 million, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.2 million, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At December 29, 2018, the Company had $18.8 million of available cash (net of outstanding checks) and $73.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Amended Credit Agreement

On September 13, 2018, the Company executed an amendment to the Credit Agreement (the "Amended Credit Agreement"), by and among the Company, the Borrower, and Bank of Montreal, acting as administrative agent together with other lenders. The Amended Credit Agreement, provides for an aggregate lender commitment of $50.0 million in additional term loan borrowings (the “Incremental Term Loan”). The Incremental Term Loan was intended to finance a portion of a tender offer to repurchase up to $50.0 million of our outstanding stock. Funding of the Incremental Term Loan was subject to the satisfaction of customary closing conditions, including the accuracy in all material respects of the representations and warranties under the Amended Credit Agreement and the absence of a default or event of default under the Amended Credit Agreement. In October 2018, the Incremental Term Loan funded for $50.0 million and the tender offer referenced above was finalized.

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

After giving effect to the Amended Credit Agreement, the interest payable with respect to the Term Loan Facility is (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25% and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio of the Company, an election of either base rate or LIBOR pursuant to the table below. The Company's Total Net Leverage Ratio is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing in "Key Measures and Segments", at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending.

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

At December 29, 2018, the Borrower and the guarantors were in compliance with all covenants in the Amended Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Cash and cash equivalents at beginning of period	$60,260	$62,616
Total cash used in operating activities	(48,208)	(33,808)
Total cash used in investing activities	(10,787)	(3,449)
Total cash provided by (used in) financing activities	17,553	(2,151)
Change in cash and cash equivalents	$(41,442)	$(39,408)
Cash and cash equivalents at end of period	$18,818	$23,208

Total cash used in operating activities

Cash flows used in operating activities totaled $48.2 million for the three months ended December 29, 2018, as compared with $33.8 million of cash flows used in operating activities for the three months ended December 30, 2017. The $14.4 million increase in cash used in operating activities was attributed to a negative change in working capital totaling $20.8 million, which was partially offset by lower net loss.

Total cash used in investing activities

Cash flows used in investing activities totaled $10.8 million for the three months ended December 29, 2018, as compared with $3.4 million of cash flows used in investing activities for the three months ended December 30, 2017. The $7.3 million increase was primarily due to increased spending on manufacturing assets.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $17.6 million for the three months ended December 29, 2018, as compared with $2.2 million of cash flows used in financing activities for the three months ended December 30, 2017. The $19.7 million increase was primarily attributed to $20.0 million in borrowings under the revolving credit facility for the three months ended December 29, 2018. During the three months ended December 29, 2018, the Company received $50.0 million in borrowings under the senior term loan. Proceeds from the borrowings were used to fund a tender offer to purchase 1,782,568 shares of our common stock and 364 shares of our preferred stock totaling $50.3 million, which includes fees and expenses relating to the tender offer.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash used in operating activities less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 29, 2018	December 30, 2017
Net cash used in operating activities	$(48,208)	$(33,808)
Cash paid for fixed assets	(10,787)	(3,449)
Free cash flow	$(58,995)	$(37,257)

Free cash flow for the three months ended December 29, 2018 was $21.7 million lower than the three months ended December 30, 2017, due to an increase of $7.3 million in cash paid for manufacturing assets and a $14.4 million increase in cash used in operating activities as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at December 29, 2018, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At December 29, 2018, there were 0.5 million shares of common stock issuable upon exercise of outstanding warrants.

We had $4.0 million in aggregate guarantees outstanding at December 29, 2018 which relate to guarantees of indebtedness for term loans with remaining maturities of up to four years. The $4.0 million represents the estimated maximum amount we would be required to pay if a debtor defaulted, and we believe the likelihood of required performance to be remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate risks, commodity risks or currency risks previously disclosed in Part II, Item 7A of the Company’s 2018 Form 10-K, other than as discussed below.

Interest Rate Risk

In the first quarter of fiscal 2019, we entered into a four-year interest rate collar contract with a notional value of $150.0 million to partially mitigate our exposure to interest rate fluctuations on our variable rate term loan debt. The collar establishes a range where we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3%.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2018 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2018 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Company Common Stock and Convertible Preferred Stock

During the three fiscal months ended December 29, 2018, the Company executed purchases for (i) 1,782,568 shares of our common stock at a price of $28.00 per share and (ii) 364 shares of our 7.625% Series A Convertible Cumulative Preferred Stock at a price of $241.69 per share, under the $50.0 million tender offer which was authorized by Board of Directors and completed October 15, 2018.

The following table provides information regarding the Company's purchase of common stock and convertible preferred stock during the three fiscal months ended December 29, 2018:

Period by fiscal month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands of dollars)
Repurchases from September 30, 2018 - October 27, 2018	1,782,932	$28.04	1,782,932	$—
Repurchases from October 28, 2018 - November 24, 2018	—	—	—	—
Repurchases from November 25, 2018 - December 29, 2018	—	—	—	—
Total repurchases in the three month fiscal period ended December 29, 2018	1,782,932		1,782,932

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

Blue Bird Corporation

Dated:	February 7, 2019	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	February 7, 2019	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer