Form 10-Q
period 2019-03-30
Blue Bird Corp
filed 2019-05-09
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

At May 3, 2019, 26,455,514 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	March 30, 2019	September 29, 2018
Assets
Current assets
Cash and cash equivalents	$25,600	$60,260
Accounts receivable, net	8,272	24,067
Inventories	125,940	57,333
Other current assets	11,624	8,183
Total current assets	$171,436	$149,843
Property, plant and equipment, net	92,485	66,054
Goodwill	18,825	18,825
Intangible assets, net	56,279	55,472
Equity investment in affiliate	11,439	11,123
Deferred tax assets	4,494	4,437
Other assets	412	1,676
Total assets	$355,370	$307,430
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$112,886	$95,780
Warranty	8,608	9,142
Accrued expenses	28,549	21,935
Deferred warranty income	8,169	8,159
Other current liabilities	6,023	3,941
Current portion of long-term debt	9,900	9,900
Total current liabilities	$174,135	$148,857
Long-term liabilities
Revolving credit facility	$20,000	$—
Long-term debt	177,729	132,239
Warranty	12,912	13,504
Deferred warranty income	14,732	15,032
Other liabilities	13,225	5,121
Pension	20,227	21,013
Total long-term liabilities	$258,825	$186,909
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 93,000 issued with liquidation preference of $0 and $9,300 at March 30, 2019 and September 29, 2018, respectively	$—	$9,300
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,440,663 and 27,259,262 shares outstanding at March 30, 2019 and September 29, 2018, respectively	3	3
Additional paid-in capital	81,889	70,023
Accumulated deficit	(71,842)	(69,235)
Accumulated other comprehensive loss	(37,379)	(38,427)
Treasury stock, at cost, 1,782,568 and 0 shares at March 30, 2019 and September 29, 2018, respectively	(50,261)	—
Total stockholders' deficit	$(77,590)	$(28,336)
Total liabilities and stockholders' deficit	$355,370	$307,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$211,642	$216,628	$366,568	$379,177
Cost of goods sold	185,688	194,960	321,504	336,861
Gross profit	$25,954	$21,668	$45,064	$42,316
Operating expenses
Selling, general and administrative expenses	22,928	18,280	40,201	43,737
Operating profit (loss)	$3,026	$3,388	$4,863	$(1,421)
Interest expense	(3,998)	(1,826)	(6,872)	(3,278)
Interest income	—	2	9	17
Other (expense) income, net	(275)	559	(624)	268
(Loss) income before income taxes	$(1,247)	$2,123	$(2,624)	$(4,414)
Income tax benefit (expense)	179	(471)	415	(1,823)
Equity in net income of non-consolidated affiliate	395	184	316	234
Net (loss) income	$(673)	$1,836	$(1,893)	$(6,003)

Earnings per share:
Net (loss) income (from above)	$(673)	$1,836	$(1,893)	$(6,003)
Less: preferred stock dividends	—	763	—	1,533
Net (loss) income available to common stockholders	$(673)	$1,073	$(1,893)	$(7,536)

Basic weighted average shares outstanding	26,595,280	23,899,772	26,449,072	23,911,909
Diluted weighted average shares outstanding	26,595,280	25,127,082	26,449,072	23,911,909

Basic (loss) earnings per share	$(0.03)	$0.04	$(0.07)	$(0.32)
Diluted (loss) earnings per share	$(0.03)	$0.04	$(0.07)	$(0.32)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net (loss) income	$(673)	$1,836	$(1,893)	$(6,003)
Other comprehensive income, net of tax
Net change in defined benefit pension plan	524	669	1,048	1,232
Total other comprehensive income	$524	$669	$1,048	$1,232
Comprehensive (loss) income	$(149)	$2,505	$(845)	$(4,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(1,893)	$(6,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,844	4,173
Non-cash interest expense	2,451	384
Share-based compensation	2,045	1,510
Equity in net income of affiliate	(316)	(234)
Loss on disposal of fixed assets	27	78
Deferred taxes	83	1,098
Amortization of deferred actuarial pension losses	1,379	1,760
Foreign currency hedges	109	(1,036)
Changes in assets and liabilities:
Accounts receivable	15,795	(2,042)
Inventories	(68,607)	(29,232)
Other assets	(3,992)	(335)
Accounts payable	16,378	9,151
Accrued expenses, pension and other liabilities	4,925	(12,329)
Total adjustments	$(24,879)	$(27,054)
Total cash used in operating activities	$(26,772)	$(33,057)
Cash flows from investing activities
Cash paid for fixed and acquired intangible assets	$(22,706)	$(7,021)
Total cash used in investing activities	$(22,706)	$(7,021)
Cash flows from financing activities
Borrowings under the revolving credit facility	$20,000	$—
Borrowings under the senior term loan	50,000	—
Repayments under the senior term loan	(4,950)	(4,000)
Cash paid for capital leases	—	(77)
Payment of dividends on preferred stock	—	(1,533)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(602)	(571)
Proceeds from exercises of warrants	740	9,504
Common stock repurchases under share repurchase programs	—	(15,512)
Tender offer repurchase of common stock and preferred stock	(50,370)	—
Total cash provided by (used in) financing activities	$14,818	$(12,189)
Change in cash and cash equivalents	(34,660)	(52,267)
Cash and cash equivalents, beginning of period	60,260	62,616
Cash and cash equivalents, end of period	$25,600	$10,349

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$5,055	$2,948
Income tax paid, net of tax refunds	2,325	3,596
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$1,728	$(357)
Cashless exercise of stock options	42	897
Cash receivable for warrant exercises	555	—
Right-of-use assets obtained in exchange for operating lease obligations	8,040	—
Conversion of preferred stock into common stock	9,264	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands of dollars, except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Warrant exercises	112,635	—	1,295	—	—	—	—	—	—	1,295
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Stock option activity	524	—	(6)	—	—	—	—	—	—	(6)
Share-based compensation expense	—	—	1,982	—	—	—	—	—	—	1,982
Tender offer share repurchases	(1,782,568)	—	(73)	(364)	(36)	—	—	1,782,568	(50,261)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,893)	—	—	(1,893)
Other comprehensive income, net of tax	—	—	—	—	—	1,048	—	—	—	1,048
Balance, March 30, 2019	26,440,663	$3	$81,889	—	$—	$(37,379)	$(71,842)	1,782,568	$(50,261)	$(77,590)

Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	—	$—	$(58,510)
Warrant exercises	826,414	—	9,504	—	—	—	—	—	—	9,504
Restricted stock activity	33,963	—	(370)	—	—	—	—	—	—	(370)
Stock option activity	18,680	—	(201)	—	—	—	—	—	—	(201)
Preferred stock dividends	—	—	(1,533)	—	—	—	—	—	—	(1,533)
Share-based compensation expense	—	—	1,440	—	—	—	—	—	—	1,440
Share repurchase program	(706,213)	—	(15,511)	—	—	—	—	—	—	(15,511)
Net loss	—	—	—	—	—	—	(6,003)	—	—	(6,003)
Other comprehensive income, net of tax	—	—	—	—	—	1,232	—	—	—	1,232
Balance, March 31, 2018	23,912,188	$2	$38,747	400,000	$40,000	$(42,643)	$(106,058)	—	$—	$(69,952)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2019, there is a total of 52 weeks. For fiscal years 2019 and 2018, the second quarters both included 13 weeks and the six months ended both included 26 weeks.

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

The Condensed Consolidated Balance Sheet data as of September 29, 2018 was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended September 29, 2018 as set forth in the Company's 2018 Form 10-K filed on December 12, 2018.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 30, 2019, except as follows (as also discussed in the Recently Adopted Accounting Standards section of this Note 2):

Revenue Recognition

The Company records revenue, net of tax, when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue when, or as, we satisfy performance obligations.

The Company records revenue when performance obligations are satisfied by transferring control of a promised good or service to the customer. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, that good or service.

Our product revenue includes sales of buses and bus parts, each of which are generally recognized as revenue at a point in time, once all conditions for revenue recognition have been met, as they represent our performance obligations in a sale. For buses, control is generally transferred and the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and it is awaiting pickup by the customer. For certain bus sale transactions, we may provide incentives including payment of a limited amount of future interest charges our customers may incur related to their purchase and financing of the bus with third party financing companies. We reduce revenue at the recording date by the full amount of potential future interest we may be obligated to pay, which is an application of the "most likely amount" method. For parts sales, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with the point in time when the customer has assumed risk of loss and title has passed for the goods sold.

The Company sells extended warranties related to its products. Revenue related to these contracts is recognized based on the stand-alone selling price of the arrangement, on a straight-line basis over the contract period, and costs thereunder are expensed as incurred.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the leases recorded do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any base rental or lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term as a component of selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

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

Statement of Cash Flows

We classify distributions received from our equity method investment using the nature of distribution approach, such that distributions received are classified based on the nature of the activity of the investee that generated the distribution. Returns on investment are classified within operating activities, while returns of investment are classified within investing activities.

Recently Issued Accounting Standards

We believe that no new accounting guidance was issued during the three months ended March 30, 2019 that is relevant to our financial statements.

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

	March 31, 2018
	Three Months Ended			Six Months Ended
(in thousands of dollars)	As Previously Reported	New Standard Adjustment	As Restated	As Previously Reported	New Standard Adjustment	As Restated
Selling, general and administrative expenses	$18,741	$(461)	$18,280	$44,659	$(922)	$43,737
Operating profit (loss)	2,927	461	3,388	(2,343)	922	(1,421)
Other (expense) income, net	1,020	(461)	559	1,190	(922)	268
Net (loss) income	1,836	—	1,836	(6,003)	—	(6,003)

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

ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this amended guidance in the first quarter of fiscal 2019 using the required modified retrospective approach; however we had no hedging relationships in effect at the adoption date that were impacted by the guidance. We do not expect the impact on the Company's consolidated financial statements to be material.

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

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this standard in the first quarter of fiscal 2019 using the modified retrospective adoption approach with a cumulative-effect adjustment recognized on the balance sheet on the adoption date with prior periods not recast, and electing the practical expedients allowed under the standard. At adoption, we recognized right-of-use assets totaling $7.3 million and operating lease liabilities totaling $9.2 million. The impact on our results of operations and cash flows was not material.

ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which made targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard in the first quarter of fiscal 2019 and contemporaneous with adoption made a policy election to classify distributions received from our equity method investment using the nature of distribution approach. Adoption of the standard had no current impact on the Company's consolidated financial statements, as this is the manner in which we have recorded previous distributions from our equity method investee. There were no distributions in the six months ended March 30, 2019.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	March 30, 2019	September 29, 2018
Raw materials	$88,963	$42,439
Work in process	32,707	13,141
Finished goods	4,270	1,753
Total inventories	$125,940	$57,333

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Balance at beginning of period	$21,858	$19,788	$22,646	$20,910
Add current period accruals	2,256	2,406	3,846	4,365
Current period reductions of accrual	(2,594)	(2,911)	(4,972)	(5,992)
Balance at end of period	$21,520	$19,283	$21,520	$19,283
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Balance at beginning of period	$22,532	$19,208	$23,191	$19,295
Add current period deferred income	2,440	2,763	3,806	4,826
Current period recognition of income	(2,071)	(1,510)	(4,096)	(3,660)
Balance at end of period	$22,901	$20,461	$22,901	$20,461

With the adoption of ASU No. 2016-12 (as described in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards), the outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $5.1 million of the outstanding contract liability during the remainder of fiscal 2019, $6.2 million in fiscal 2020, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	March 30, 2019	September 29, 2018
Current portion	$2,828	$3,332
Long-term portion	1,897	1,901
Total accrued self-insurance	$4,725	$5,233

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.2 million and $3.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $6.5 million and $7.0 million for the six months ended March 30, 2019 and March 31, 2018, respectively. The related cost of goods sold was $2.7 million and $3.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $5.7 million and $5.9 million for the six months ended March 30, 2019 and March 31, 2018, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest cost	$1,511	$1,357	$3,023	$2,714
Expected return on plan assets	(1,904)	(1,776)	(3,809)	(3,552)
Amortization of prior loss	690	880	1,379	1,760
Net periodic benefit cost	$297	$461	$593	$922
Amortization of prior loss, recognized in other comprehensive income	690	880	1,379	1,760
Total recognized in net periodic pension benefit cost and other comprehensive income	$(393)	$(419)	$(786)	$(838)

Pension expense is recognized as a component of other (expense) income, net on our Condensed Consolidated Statement of Operations. As disclosed in Note 2, we reclassified previously reported pension expense amounts of $0.5 million and $0.9 million from selling, general and administrative expenses to other (expense) income, net for the three and six months ended March 31, 2018, respectively.

Warrants

At March 30, 2019, there were a total of 856,114 warrants outstanding to purchase 428,057 shares of our Common Stock.

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On, October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range where we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At March 30, 2019, the fair value of the interest rate collar contract was $(0.3) million and is included in "other current liabilities" on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

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

Additional Disclosures

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	March 30, 2019	September 29, 2018
2023 and 2021 term loans, net of deferred financing costs of $3,571 and $4,011, respectively	$187,629	$142,139
Less: current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$177,729	$132,239

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At March 30, 2019 and September 29, 2018, $191.2 million and $146.2 million, respectively, were outstanding on the term loans.

At March 30, 2019 and September 29, 2018, the stated interest rates on the term loans were 4.7% and 4.5%, respectively. At March 30, 2019 and September 29, 2018, the weighted-average annual effective interest rates for the term loans were 5.0% and 4.1%, respectively, which includes amortization of the deferred financing costs.

At March 30, 2019, $20.0 million in borrowings were outstanding on the Revolving Credit Facility and $6.9 million of Letters of Credit were outstanding; therefore, the Company would have been able to borrow $73.1 million on the revolving line of credit.

Interest expense on all indebtedness was $4.0 million and $1.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $6.9 million and $3.3 million for the six months ended March 30, 2019 and March 31, 2018, respectively.

The schedules of remaining principal maturities for total debt for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2019	$4,950
2020	9,900
2021	9,900
2022	14,850
2023	171,600
Total remaining principal payments	$211,200

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

Three Months

The effective tax rate for the three month period ended March 30, 2019 was 14.4%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

The effective tax rate for the three month period ended March 31, 2018 was 22.2%, which differed from the transitional 2018 statutory federal tax rate of 24.5%. The difference is mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by accrued interest and penalties on uncertain tax positions.

Six Months

The effective tax rate for the six month period ended March 30, 2019 was 15.8%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

The effective tax rate for the six month period ended March 31, 2018 was (41.3)% and significantly differed from the statutory federal income tax rate of 24.5%. The difference is mainly due to $2.4 million in period expense recorded in the prior fiscal quarter to reflect the newly enacted Tax Act. The Tax Act adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Our rate was further impacted by accrued interest and penalties on uncertain tax positions. These items were partially offset by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

6. Guarantees, Commitments and Contingencies

Litigation

At March 30, 2019, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At March 30, 2019, we had $4.0 million in aggregate guarantees outstanding which relate to guarantees of indebtedness for term loans with remaining maturities of up to 3.8 years. The $4.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At March 30, 2019, $0.5 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantees.

Lease Commitments

We lease office and warehouse space for use in our operations, which are accounted for as operating leases. The operating leases have remaining terms ranging from nine months to 8.7 years. One of our leases includes a renewal option to extend the lease for five years.

Total operating lease expense was $0.5 million and $1.0 million for the three and six months ended March 30, 2019, respectively, and is recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Total rent expense was $0.1 million and $0.2 million for the three and six months ended March 31, 2018, respectively, and is recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $0.8 million for the six months ended March 30, 2019.

At March 30, 2019, right-of-use assets totaling $7.7 million were included in property, plant and equipment, net, and lease liabilities totaling $1.7 million and $8.2 million were included in other current liabilities and other liabilities (non-current), respectively.

At March 30, 2019, the weighed average remaining lease term was 7.2 years and the weighted average discount rate used to calculate the present value of future lease payments was 4.5%.

Maturities of operating lease liabilities at March 30, 2019 are as follows:

(in thousands of dollars)
Fiscal Years Ended	Amount
2019	$1,199
2020	1,577
2021	1,399
2022	1,421
2023	1,441
Thereafter	4,624
Total future minimum lease payments	11,661
Less: imputed interest	1,769
Total operating lease liabilities	$9,892

7. Segment Information

We manage our business in two operating segments: (i) the Bus segments, which includes the manufacturing and assembly of buses to be sold to a variety of customers across the United States, Canada and in international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. The tables below present segment net sales and gross profit for the periods presented:

Net sales

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Bus (1)	$195,065	$201,774	$334,275	$349,872
Parts (1)	16,577	14,854	32,293	29,305
Segment net sales	$211,642	$216,628	$366,568	$379,177

(1) Parts segment revenue includes $0.9 million and $1.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $0.9 million and $1.2 million for the six months ended March 30, 2019 and March 31, 2018, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Bus	$20,142	$16,343	$33,657	$31,720
Parts	5,812	5,325	11,407	10,596
Segment gross profit	$25,954	$21,668	$45,064	$42,316

The following table is a reconciliation of segment gross profit to consolidated (loss) income before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Segment gross profit	$25,954	$21,668	$45,064	$42,316
Adjustments:
Selling, general and administrative expenses	(22,928)	(18,280)	(40,201)	(43,737)
Interest expense	(3,998)	(1,826)	(6,872)	(3,278)
Interest income	—	2	9	17
Other (expense) income, net	(275)	559	(624)	268
(Loss) income before income taxes	$(1,247)	$2,123	$(2,624)	$(4,414)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
United States	$191,684	$198,414	$343,169	$353,062
Canada	18,784	17,609	21,860	22,459
Rest of world	1,174	605	1,539	3,656
Total net sales	$211,642	$216,628	$366,568	$379,177

8. Revenue

As noted in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, the Company adopted the new revenue recognition guidance (ASC 606) effective September 30, 2018 using the modified retrospective approach. As a result, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at September 30, 2018. Adopting the new standard primarily impacted the timing of recognition of specific sales incentives offered to our customers. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The difference in revenue recognized under the new guidance versus the previous guidance was an increase of $0.5 million for the six months ended March 30, 2019. Under the new guidance, at adoption, we recorded $0.9 million in accrued liabilities, a deferred tax asset of $0.2 million, and a $0.7 million retained earnings adjustment. Under previous guidance, we would not have recorded any accrued liabilities or deferred tax assets resulting in no retained earnings impact to our Condensed Consolidated Balance Sheets.

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Diesel buses	$110,487	$132,914	$200,307	$235,998
Alternative fuel buses (1)	75,320	64,790	118,401	104,878
Other (2)	9,773	4,555	16,575	9,984
Parts	16,062	14,369	31,285	28,317
Net sales	$211,642	$216,628	$366,568	$379,177

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Numerator:
Net (loss) income	$(673)	$1,836	$(1,893)	$(6,003)
Less: convertible preferred stock dividends	—	763	—	1,533
Net (loss) income available to common stockholders	$(673)	$1,073	$(1,893)	$(7,536)

Basic earnings per share (1):
Weighted average common shares outstanding	26,595,280	23,899,772	26,449,072	23,911,909
Basic (loss) earnings per share	$(0.03)	$0.04	$(0.07)	$(0.32)

Diluted earnings per share (2):
Weighted average common shares outstanding	26,595,280	23,899,772	26,449,072	23,911,909
Weighted average dilutive securities, restricted stock	—	14,797	—	—
Weighted average dilutive securities, warrants	—	939,107	—	—
Weighted average dilutive securities, stock options	—	273,406	—	—
Weighted average shares and dilutive potential common shares	26,595,280	25,127,082	26,449,072	23,911,909
Diluted (loss) earnings per share	$(0.03)	$0.04	$(0.07)	$(0.32)

(1) Basic (loss) earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period.
(2) Since we incurred a net loss for the three and six months ended March 30, 2019 and the six months ended March 31, 2018, basic and diluted shares outstanding are equal to each other due to the exclusion of 320,222, 573,949 and 4,701,112 of potentially dilutive shares, respectively, from the calculation of earnings per share, as the effect would be anti-dilutive. For the three months ended March 31, 2018, 3,451,251 shares of convertible preferred stock were excluded from the dilutive calculation as the if-converted impact would be anti-dilutive.

10. Share-Based Compensation

Restricted Stock Awards

The following table summarizes the Company's restricted stock awards ("RSAs") and restricted stock units ("RSUs") award activity for the period presented:

	Six Months Ended
	March 30, 2019
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of period	118,074	$18.59
Granted	157,888	16.99
Vested	(82,430)	18.24
Forfeited/canceled	(27,060)	18.10
Balance, end of period	166,472	17.33

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, was $0.7 million and $1.2 million with associated tax benefits of $0.2 million and $0.3 million for the three and six months ended March 30, 2019, respectively. At March 30, 2019, unrecognized compensation cost related to restricted stock awards totaled $1.9 million and is expected to be recognized over a weighted-average period of nine months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the period presented:

	Six Months Ended
	March 30, 2019
Stock Option Award Activity	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of period	498,427	$13.38
Granted	326,249	16.77
Exercised (1)	(2,683)	15.50
Forfeited	(55,619)	16.57
Outstanding options, end of period (2)	766,374	14.59
Fully vested and exercisable options, end of period (3)	440,125	12.97

(1) Stock options exercised in the period had an immaterial aggregate intrinsic value.
(2) Stock options outstanding at the end of the period had an aggregate intrinsic value totaling $2.0 million.
(3) Fully vested and exercisable options at the end of the period had an aggregate intrinsic value totaling $1.8 million with a weighted average contractual remaining term of 7.2 years.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, was $0.5 million and $0.8 million with associated tax benefits of $0.1 million and $0.2 million for the three and six months ended March 30, 2019, respectively. At March 30, 2019, unrecognized compensation cost related to stock option awards totaled $1.3 million and is expected to be recognized over a weighted-average period of nine months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting grant-date fair value during the period presented:

Six Months Ended
March 30, 2019
Expected volatility	31.0%
Expected dividend yield	0%
Risk-free interest rate	2.75%
Expected term (in years)	4.5 - 5.5
Weighted-average grant-date fair value	$5.58

11. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total	Defined Benefit Pension Plan	Total
March 30, 2019
Beginning Balance	$(37,903)	$(37,903)	$(38,427)	$(38,427)
Amounts reclassified from other comprehensive loss and included in earnings	690	690	1,379	1,379
Total other comprehensive income, before taxes	690	690	1,379	1,379
Income tax expense	(166)	(166)	(331)	(331)
Ending Balance March 30, 2019	$(37,379)	$(37,379)	$(37,379)	$(37,379)

March 31, 2018
Beginning Balance	$(43,312)	$(43,312)	$(43,875)	$(43,875)
Amounts reclassified from other comprehensive loss and included in earnings	880	880	1,760	1,760
Total other comprehensive income, before taxes	880	880	1,760	1,760
Income tax expense	(211)	(211)	(528)	(528)
Ending Balance March 31, 2018	$(42,643)	$(42,643)	$(42,643)	$(42,643)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended March 30, 2019 and March 31, 2018 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 29, 2018 as “fiscal 2018”. We refer to the quarter ended March 30, 2019 as the “second quarter of fiscal 2019” and we refer to the quarter ended March 31, 2018 as the “second quarter of fiscal 2018”. There were 13 weeks in the second quarters of both fiscal 2019 and fiscal 2018.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended March 30, 2019, except as follows:

Revenue Recognition

The Company records revenue, net of tax, when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue when, or as, we satisfy performance obligations.

The Company records revenue when performance obligations are satisfied by transferring control of a promised good or service to the customer. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from that good or service.

Our product revenue includes sales of buses and bus parts, each of which are generally recognized as revenue at a point in time, once all conditions for revenue recognition have been met, as they represent our performance obligations in a sale. For buses, control is generally transferred and the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product when the product is delivered or when the product has been completed, is ready for delivery, has been paid for, its title has transferred and it is awaiting pickup by the customer. For certain bus sale transactions, we may provide incentives including payment of a limited amount of future interest charges our customers may incur related to their purchase and financing of the bus with third party financing companies. We reduce revenue at the recording date by the full amount of potential future interest we may be obligated to pay, which is an application of the "most likely amount" method. For parts sales, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with the point in time when the customer has assumed risk of loss and title has passed for the goods sold.

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

Statement of Cash Flows

We classify distributions received from our equity method investment using the nature of distribution approach, such that distributions received are classified based on the nature of the activity of the investee that generated the distribution. Returns on investment are classified within operating activities, while returns of investment are classified within investing activities.

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

•
Pricing. Our products are sold to school districts throughout the United States and Canada. Each state and each Canadian province has its own set of regulations that governs the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions.

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

We define free cash flow as net cash provided by/used in continuing operations minus cash paid for fixed assets. We use free cash flow, and ratios based on free cash flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed or intangible assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed or intangible assets, we expect free cash flow to be less than operating cash flows.

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

Consolidated Results of Operations for the Three Months Ended March 30, 2019 and March 31, 2018:

	Three Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Net sales	$211,642	$216,628
Cost of goods sold	185,688	194,960
Gross profit	$25,954	$21,668
Operating expenses
Selling, general and administrative expenses	22,928	18,280
Operating profit	$3,026	$3,388
Interest expense	(3,998)	(1,826)
Interest income	—	2
Other (expense) income, net	(275)	559
(Loss) income before income taxes	$(1,247)	$2,123
Income tax benefit (expense)	179	(471)
Equity in net income of non-consolidated affiliate	395	184
Net (loss) income	$(673)	$1,836
Other financial data:
Adjusted EBITDA	$12,202	$10,048
Adjusted EBITDA margin	5.8%	4.6%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	March 30, 2019	March 31, 2018
Bus	$195,065	$201,774
Parts	16,577	14,854
Total	$211,642	$216,628

Gross Profit by Segment
Bus	$20,142	$16,343
Parts	5,812	5,325
Total	$25,954	$21,668

Net sales. Net sales were $211.6 million for the second quarter of fiscal 2019, a decrease of $5.0 million, or 2.3%, compared to $216.6 million for the second quarter of fiscal 2018.

Bus sales decreased $6.7 million, or 3.3%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the second quarter of fiscal 2019, 2,271 units were booked compared to 2,441 units booked for the same period in fiscal 2018. Bus volumes were negatively impacted by supplier delays. The average net sales price per unit for the second quarter of fiscal 2019 was 3.9% higher than the price per unit for the second quarter of fiscal 2018. The increase in unit price mainly reflects pricing actions.

Parts sales increased $1.7 million, or 11.6%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, as we had higher sales volumes.

Cost of goods sold. Total cost of goods sold was $185.7 million for the second quarter of fiscal 2019, a decrease of $9.3 million, or 4.8%, compared to $195.0 million for the second quarter of fiscal 2018. As a percentage of net sales, total cost of goods sold improved from 90.0% to 87.7%.

Bus segment cost of goods sold decreased $10.5 million, or 5.7%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The average cost of goods sold per unit for the second quarter of fiscal 2019 was 1.4% higher compared to the second quarter of fiscal 2018 mainly due to changes in product and customer mix.

The $1.2 million, or 13.0%, increase in parts segment cost of goods sold for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $3.0 million for the second quarter of fiscal 2019, a decrease of $0.4 million, compared to operating profit of $3.4 million for the second quarter of fiscal 2018. Profitability was negatively impacted by an increase of $4.6 million in selling, general and administrative expenses related to costs from our operational transformation initiatives and product redesign initiatives, which was partially offset by an increase of $4.3 million in gross profit.

Interest expense. Interest expense was $4.0 million for the second quarter of fiscal 2019, an increase of $2.2 million, or 118.9%, compared to $1.8 million for the second quarter of fiscal 2018. The increase was primarily attributed to a point increase in the stated interest rate on the term loan, higher average borrowing levels, and changes in the interest rate collar fair value recorded in interest expense.

Income taxes. We recorded an income tax benefit of $0.2 million for the second quarter of fiscal 2019, compared to income tax expense of $0.5 million for the same period in fiscal 2018.

The effective tax rate for the three month period ended March 30, 2019 was 14.4%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

The effective tax rate for the three month period ended March 31, 2018 was 22.2%, which differed from the transitional 2018 statutory federal tax rate of 24.5%. The difference is mainly due to normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense. These benefits were partially offset by accrued interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $12.2 million, or 5.8% of net sales, for the second quarter of fiscal 2019, an increase of $2.2 million, or 21.4%, compared to $10.0 million, or 4.6% of net sales, for the second quarter of fiscal 2018. The increase in Adjusted EBITDA is primarily the result of an increase of $4.3 million in gross profit, which was partially offset by higher adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net (loss) income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Net (loss) income	$(673)	$1,836
Adjustments:
Discontinued operations loss	—	6
Interest expense, net (1)	4,102	1,824
Income tax (benefit) expense	(179)	471
Depreciation, amortization, and disposals (2)	2,833	2,169
Operational transformation initiatives	3,270	3,420
Foreign currency hedges	—	(1,036)
Share-based compensation	1,193	886
Product redesign initiatives	1,652	455
Other	4	17
Adjusted EBITDA	$12,202	$10,048
Adjusted EBITDA margin (percentage of net sales)	5.8%	4.6%

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

Consolidated Results of Operations for the Six Months Ended March 30, 2019 and March 31, 2018:

	Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Net sales	$366,568	$379,177
Cost of goods sold	321,504	336,861
Gross profit	$45,064	$42,316
Operating expenses
Selling, general and administrative expenses	40,201	43,737
Operating profit (loss)	$4,863	$(1,421)
Interest expense	(6,872)	(3,278)
Interest income	9	17
Other (expense) income, net	(624)	268
Loss before income taxes	$(2,624)	$(4,414)
Income tax benefit (expense)	415	(1,823)
Equity in net income of non-consolidated affiliate	316	234
Net loss	$(1,893)	$(6,003)
Other financial data:
Adjusted EBITDA	$19,419	$17,117
Adjusted EBITDA margin	5.3%	4.5%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	March 30, 2019	March 31, 2018
Bus	$334,275	$349,872
Parts	32,293	29,305
Total	$366,568	$379,177

Gross Profit by Segment
Bus	$33,657	$31,720
Parts	11,407	10,596
Total	$45,064	$42,316

Net sales. Net sales were $366.6 million for the six months ended March 30, 2019, a decrease of $12.6 million, or 3.3%, compared to $379.2 million for the six months ended March 31, 2018.

Bus sales decreased $15.6 million, or 4.5%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the six months ended March 30, 2019, 3,871 units were booked compared to 4,146 units booked for the same period in fiscal 2018. Bus volumes were negatively impacted by supplier delays. The average net sales price per unit for the six months ended March 30, 2019 was 2.3% higher than the price per unit for the six months ended March 31, 2018. The increase in unit price mainly reflects pricing actions.

Parts sales increased $3.0 million, or 10.2%, for the six months ended March 30, 2019 compared to the six months ended March 31, 2018, primarily due to higher sales volumes.

Cost of goods sold. Total cost of goods sold was $321.5 million for the six months ended March 30, 2019, a decrease of $15.4 million, or 4.6%, compared to $336.9 million for the six months ended March 31, 2018. As a percentage of net sales, total cost of goods sold improved from 88.8% to 87.7%.

Bus segment cost of goods sold decreased $17.5 million, or 5.5%, for the six months ended March 30, 2019 compared to the six months ended March 31, 2018. The average cost of goods sold per unit for the six months ended March 30, 2019 was 1.2% higher compared to the six months ended March 31, 2018 mainly due to changes in product and customer mix.

The $2.2 million, or 11.6%, increase in parts segment cost of goods sold for the six months ended March 30, 2019 compared to the six months ended March 31, 2018 was primarily attributed to increased parts sales volume.

Operating profit (loss). Operating profit was $4.9 million for the six months ended March 30, 2019, an increase of $6.3 million compared to an operating loss of $1.4 million for the six months ended March 31, 2018. Profitability was positively impacted by an increase of $2.7 million in gross profit and a decrease of $3.5 million in selling, general and administrative expenses.

Interest expense. Interest expense was $6.9 million for the six months ended March 30, 2019, an increase of $3.6 million, or 109.6%, compared to $3.3 million for the six months ended March 31, 2018. The increase was primarily attributed to a point increase in the stated interest rate on the term loan, higher average borrowing levels, and changes in the interest rate collar fair value recorded in interest expense as the collar does not qualify for hedge accounting.

Income taxes. Income tax benefit was $0.4 million for the six months ended March 30, 2019, compared to income tax expense of $1.8 million for the same period in fiscal 2018.

The effective tax rate for the six month period ended March 30, 2019 was 15.8%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

The effective tax rate for the six month period ended March 31, 2018 was (41.3)% and significantly differed from the statutory federal income tax rate of 24.5%. The difference is mainly due to $2.4 million in period expense recorded in the prior fiscal quarter to reflect the newly enacted Tax Act. The Tax Act adjustments include resetting our deferred tax accounts to the new rates as well as $1.1 million of expense from increasing the carrying value of our uncertain tax positions, and $0.5 million of additional valuation allowance for our foreign tax credit carryforward. Our rate was further impacted by accrued interest and penalties on uncertain tax positions. These items were partially offset by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

Adjusted EBITDA. Adjusted EBITDA was $19.4 million or 5.3% of net sales for the six months ended March 30, 2019, an increase of $2.3 million, or 13.4%, compared to $17.1 million or 4.5% of net sales for the six months ended March 31, 2018. The increase in Adjusted EBITDA is primarily the result of a $2.7 million improvement in gross profit.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Net loss	$(1,893)	$(6,003)
Adjustments:
Discontinued operations income	—	(81)
Interest expense, net (1)	7,070	3,261
Income tax (benefit) expense	(415)	1,823
Depreciation, amortization, and disposals (2)	5,240	4,280
Operational transformation initiatives	3,514	10,378
Foreign currency hedges	109	(1,036)
Share-based compensation	2,045	1,510
Product redesign initiatives	3,802	3,029
Other	(53)	(44)
Adjusted EBITDA	$19,419	$17,117
Adjusted EBITDA margin (percentage of net sales)	5.3%	4.5%

(1) Includes $0.2 million, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.3 million, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At March 30, 2019, the Company had $25.6 million of available cash (net of outstanding checks) and $73.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Credit Agreement dated December 12, 2016

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

At March 30, 2019, the Borrower and the guarantors were in compliance with all covenants in the Amended Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Cash and cash equivalents at beginning of period	$60,260	$62,616
Total cash used in operating activities	(26,772)	(33,057)
Total cash used in investing activities	(22,706)	(7,021)
Total cash provided by (used in) financing activities	14,818	(12,189)
Change in cash and cash equivalents	$(34,660)	$(52,267)
Cash and cash equivalents at end of period	$25,600	$10,349

Total cash used in operating activities

Cash flows used in operating activities totaled $26.8 million for the six months ended March 30, 2019, as compared with $33.1 million of cash flows used in operating activities for the six months ended March 31, 2018. The $6.3 million decrease in cash used in operating activities was primarily attributed to a lower net loss of $4.1 million as well as an increase in the non-cash components of net loss of $2.9 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $22.7 million for the six months ended March 30, 2019, as compared with $7.0 million of cash flows used in investing activities for the six months ended March 31, 2018. The $15.7 million increase was due to increased spending on manufacturing assets, primarily for our new paint facility.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $14.8 million for the six months ended March 30, 2019, as compared with $12.2 million of cash flows used in financing activities for the six months ended March 31, 2018. The $27.0 million increase was primarily attributed to $20.0 million in borrowings under the revolving credit facility and a decrease of $15.5 million in common stock repurchases under share repurchase programs, which were partially offset by a decrease of $8.8 million in proceeds from warrant exercises.

In the six months ended March 30, 2019, the Company received $50.0 million in borrowings under the senior term loan; however, the net impact on cash was not significant as the proceeds from the borrowings were used to fund a tender offer to purchase 1,782,568 shares of our common stock and 364 shares of our preferred stock at a purchase price totaling $50.4 million (which includes fees and expenses related to the tender offer).

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

	Six Months Ended
(in thousands of dollars)	March 30, 2019	March 31, 2018
Net cash used in operating activities	$(26,772)	$(33,057)
Cash paid for fixed and acquired intangible assets	(22,706)	(7,021)
Free cash flow	$(49,478)	$(40,078)

Free cash flow for the six months ended March 30, 2019 was $9.4 million lower than the six months ended March 31, 2018, due to, as discussed above, an increase of $15.7 million in cash paid for fixed and acquired intangible assets and a $6.3 million decrease in cash used in operating activities.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at March 30, 2019, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At March 30, 2019, there were 0.4 million shares of common stock issuable upon exercise of outstanding warrants.

We had $4.0 million in aggregate guarantees outstanding at March 30, 2019 which relate to guarantees dealer of indebtedness for term loans with remaining maturities of up to 3.8 years. The $4.0 million represents the estimated maximum amount we would be required to pay if a debtor defaulted, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Blue Bird Corporation

Dated:	May 9, 2019	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 9, 2019	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer