Form 10-Q
period 2019-06-29
Blue Bird Corp
filed 2019-08-08
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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
(Zip Code)

(478) 822-2801
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	BLBD	NASDAQ Global Market

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

At August 5, 2019, 26,475,918 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	June 29, 2019	September 29, 2018
Assets
Current assets
Cash and cash equivalents	$29,075	$60,260
Accounts receivable, net	40,229	24,067
Inventories	140,688	57,333
Other current assets	12,036	8,183
Total current assets	$222,028	$149,843
Property, plant and equipment, net	94,727	66,054
Goodwill	18,825	18,825
Intangible assets, net	55,492	55,472
Equity investment in affiliate	12,281	11,123
Deferred tax assets	4,559	4,437
Other assets	466	1,676
Total assets	$408,378	$307,430
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$135,902	$95,780
Warranty	9,008	9,142
Accrued expenses	28,163	21,935
Deferred warranty income	8,408	8,159
Other current liabilities	15,691	3,941
Current portion of long-term debt	9,900	9,900
Total current liabilities	$207,072	$148,857
Long-term liabilities
Revolving credit facility	$25,000	$—
Long-term debt	175,479	132,239
Warranty	13,512	13,504
Deferred warranty income	15,177	15,032
Deferred tax liabilities	1,088	197
Other liabilities	12,402	4,924
Pension	19,834	21,013
Total long-term liabilities	$262,492	$186,909
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 93,000 issued with liquidation preference of $0 and $9,300 at June 29, 2019 and September 29, 2018, respectively	$—	$9,300
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,460,456 and 27,259,262 shares outstanding at June 29, 2019 and September 29, 2018, respectively	3	3
Additional paid-in capital	83,189	70,023
Accumulated deficit	(57,241)	(69,235)
Accumulated other comprehensive loss	(36,855)	(38,427)
Treasury stock, at cost, 1,782,568 and 0 shares at June 29, 2019 and September 29, 2018, respectively	(50,282)	—
Total stockholders' deficit	$(61,186)	$(28,336)
Total liabilities and stockholders' deficit	$408,378	$307,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$308,774	$314,186	$675,342	$693,363
Cost of goods sold	266,992	277,213	588,496	614,074
Gross profit	$41,782	$36,973	$86,846	$79,289
Operating expenses
Selling, general and administrative expenses	20,996	20,489	61,197	64,226
Operating profit	$20,786	$16,484	$25,649	$15,063
Interest expense	(3,369)	(1,834)	(10,241)	(5,112)
Interest income	—	25	9	42
Other expense, net	(410)	(667)	(1,034)	(399)
Income before income taxes	$17,007	$14,008	$14,383	$9,594
Income tax (expense) benefit	(3,248)	7,485	(2,833)	5,662
Equity in net income of non-consolidated affiliate	842	398	1,158	632
Net income	$14,601	$21,891	$12,708	$15,888

Earnings per share:
Net income (from above)	$14,601	$21,891	$12,708	$15,888
Less: preferred stock dividends	—	182	—	1,715
Net income available to common stockholders	$14,601	$21,709	$12,708	$14,173

Basic weighted average shares outstanding	26,451,107	26,209,697	26,449,751	24,677,838
Diluted weighted average shares outstanding	26,720,110	28,556,914	26,920,285	25,809,491

Basic earnings per share	$0.55	$0.83	$0.48	$0.57
Diluted earnings per share	$0.55	$0.77	$0.47	$0.55
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$14,601	$21,891	$12,708	$15,888
Other comprehensive income, net of tax
Net change in defined benefit pension plan	524	669	1,572	1,901
Total other comprehensive income	$524	$669	$1,572	$1,901
Comprehensive income	$15,125	$22,560	$14,280	$17,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net income	$12,708	$15,888
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,406	6,325
Non-cash interest expense	2,172	572
Share-based compensation	3,146	2,380
Equity in net income of affiliate	(1,158)	(632)
Loss on disposal of fixed assets	50	115
Deferred taxes	500	8,422
Amortization of deferred actuarial pension losses	2,068	2,640
Foreign currency hedges	109	(828)
Changes in assets and liabilities:
Accounts receivable	(16,162)	(12,422)
Inventories	(83,355)	(36,872)
Other assets	(5,014)	(1,502)
Accounts payable	42,429	41,959
Accrued expenses, pension and other liabilities	15,988	(19,023)
Total adjustments	$(31,821)	$(8,866)
Total cash (used in) provided by operating activities	$(19,113)	$7,022
Cash flows from investing activities
Cash paid for fixed and acquired intangible assets	$(30,154)	$(15,572)
Proceeds from sale of fixed assets	—	12
Total cash used in investing activities	$(30,154)	$(15,560)
Cash flows from financing activities
Borrowings under the revolving credit facility	$25,000	$—
Borrowings under the senior term loan	50,000	—
Repayments under the senior term loan	(7,425)	(6,000)
Cash paid for capital leases	—	(118)
Payment of dividends on preferred stock	—	(1,715)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(622)	(571)
Proceeds from exercises of warrants	1,499	15,114
Common stock repurchases under share repurchase programs	—	(18,864)
Tender offer repurchase of common stock and preferred stock	(50,370)	—
Total cash provided by (used in) financing activities	$18,082	$(12,154)
Change in cash and cash equivalents	(31,185)	(20,692)
Cash and cash equivalents, beginning of period	60,260	62,616
Cash and cash equivalents, end of period	$29,075	$41,924

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$7,916	$4,549
Income tax paid, net of tax refunds	2,431	3,665
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$(1,307)	$3,574
Cashless exercise of stock options	295	897
Right-of-use assets obtained in exchange for operating lease obligations	8,040	—
Conversion of preferred stock into common stock	9,264	30,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, March 30, 2019	26,440,663	$3	$81,889	—	$—	$(37,379)	$(71,842)	1,782,568	$(50,261)	$(77,590)
Warrant exercises	17,750	—	204	—	—	—	—	—	—	204
Stock option activity	2,043	—	(20)	—	—	—	—	—	—	(20)
Share-based compensation expense	—	—	1,095	—	—	—	—	—	—	1,095
Tender offer share repurchases	—	—	21	—	—	—	—	—	(21)	—
Net income	—	—	—	—	—	—	14,601	—	—	14,601
Other comprehensive income, net of tax	—	—	—	—	—	524	—	—	—	524
Balance, June 29, 2019	26,460,456	$3	$83,189	—	$—	$(36,855)	$(57,241)	1,782,568	$(50,282)	$(61,186)

Balance, March 31, 2018	23,912,188	$2	$38,748	400,000	$40,000	$(42,643)	$(106,058)	—	$—	$(69,951)
Warrant exercises	487,810	—	5,610	—	—	—	—	—	—	5,610
Preferred stock dividends	—	—	(182)	—	—	—	—	—	—	(182)
Share-based compensation expense	—	—	839	—	—	—	—	—	—	839
Share repurchase program	(151,693)	—	(3,353)	—	—	—	—	—	—	(3,353)
Preferred stock conversion	2,649,962	—	30,700	(307,000)	(30,700)	—	—	—	—	—
Net income	—	—	—	—	—	—	21,891	—	—	21,891
Other comprehensive income, net of tax	—	—	—	—	—	669	—	—	—	669
Balance, June 30, 2018	26,898,267	$2	$72,362	93,000	$9,300	$(41,974)	$(84,167)	—	$—	$(44,477)

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Warrant exercises	130,385	—	1,499	—	—	—	—	—	—	1,499
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Stock option activity	2,567	—	(26)	—	—	—	—	—	—	(26)
Share-based compensation expense	—	—	3,077	—	—	—	—	—	—	3,077
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,282)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Net income	—	—	—	—	—	—	12,708	—	—	12,708
Other comprehensive income, net of tax	—	—	—	—	—	1,572	—	—	—	1,572
Balance, June 29, 2019	26,460,456	$3	$83,189	—	$—	$(36,855)	$(57,241)	1,782,568	$(50,282)	$(61,186)

Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	—	$—	$(58,510)
Warrant exercises	1,314,224	—	15,114	—	—	—	—	—	—	15,114
Restricted stock activity	33,963	—	(370)	—	—	—	—	—	—	(370)
Stock option activity	18,680	—	(201)	—	—	—	—	—	—	(201)
Preferred stock dividends	—	—	(1,715)	—	—	—	—	—	—	(1,715)
Share-based compensation expense	—	—	2,280	—	—	—	—	—	—	2,280
Share repurchase program	(857,906)	—	(18,864)	—	—	—	—	—	—	(18,864)
Preferred stock conversion	2,649,962	—	30,700	(307,000)	(30,700)	—	—	—	—	—
Net income	—	—	—	—	—	—	15,888	—	—	15,888
Other comprehensive income, net of tax	—	—	—	—	—	1,901	—	—	—	1,901
Balance, June 30, 2018	26,898,267	$2	$72,362	93,000	$9,300	$(41,974)	$(84,167)	—	$—	$(44,477)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2019, there is a total of 52 weeks. For fiscal years 2019 and 2018, the third quarters both included 13 weeks and the nine months ended both included 39 weeks.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 29, 2019, except as follows (as also discussed in the Recently Adopted Accounting Standards section of this Note 2):

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

Recently Issued Accounting Standards

We believe that no new accounting guidance was issued during the three months ended June 29, 2019 that is relevant to our financial statements.

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

	June 30, 2018
	Three Months Ended			Nine Months Ended
(in thousands of dollars)	As Previously Reported	New Standard Adjustment	As Restated	As Previously Reported	New Standard Adjustment	As Restated
Selling, general and administrative expenses	$20,950	$(461)	$20,489	$65,609	$(1,383)	$64,226
Operating profit	16,023	461	16,484	13,680	1,383	15,063
Other expense, net	(206)	(461)	(667)	984	(1,383)	(399)
Net income	21,891	—	21,891	15,888	—	15,888

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

ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which made targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard in the first quarter of fiscal 2019 and contemporaneous with adoption made a policy election to classify distributions received from our equity method investment using the nature of distribution approach. Adoption of the standard had no current impact on the Company's consolidated financial statements, as this is the manner in which we have recorded previous distributions from our equity method investee. There were no distributions in the nine months ended June 29, 2019.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	June 29, 2019	September 29, 2018
Raw materials	$94,452	$42,439
Work in process	34,730	13,141
Finished goods	11,506	1,753
Total inventories	$140,688	$57,333

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balance at beginning of period	$21,520	$19,283	$22,646	$20,910
Add current period accruals	3,358	3,421	7,196	7,786
Current period reductions of accrual	(2,358)	(2,853)	(7,322)	(8,845)
Balance at end of period	$22,520	$19,851	$22,520	$19,851
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balance at beginning of period	$22,901	$20,461	$23,191	$19,295
Add current period deferred income	2,880	2,974	6,686	7,800
Current period recognition of income	(2,196)	(1,434)	(6,292)	(5,094)
Balance at end of period	$23,585	$22,001	$23,585	$22,001

With the adoption of ASU No. 2016-12 (as described in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards), the outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $3.0 million of the outstanding contract liability during the remainder of fiscal 2019, $7.5 million in fiscal 2020, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	June 29, 2019	September 29, 2018
Current portion	$2,882	$3,332
Long-term portion	1,757	1,901
Total accrued self-insurance	$4,639	$5,233

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $6.0 million and $6.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $12.5 million and $13.5 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. The related cost of goods sold was $5.3 million and $5.8 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $11.0 million and $11.7 million for the nine months ended June 29, 2019 and June 30, 2018, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest cost	$1,512	$1,357	$4,535	$4,071
Expected return on plan assets	(1,905)	(1,776)	(5,714)	(5,328)
Amortization of prior loss	689	880	2,068	2,640
Net periodic benefit cost	$296	$461	$889	$1,383
Amortization of prior loss, recognized in other comprehensive income	689	880	2,068	2,640
Total recognized in net periodic pension benefit cost and other comprehensive income	$(393)	$(419)	$(1,179)	$(1,257)

Pension expense is recognized as a component of other expense, net on our Condensed Consolidated Statement of Operations. As disclosed in Note 2, we reclassified previously reported pension expense amounts of $0.5 million and $1.4 million from selling, general and administrative expenses to other expense, net for the three and nine months ended June 30, 2018, respectively.

Warrants

At June 29, 2019, there were a total of 820,614 warrants outstanding to purchase 410,307 shares of our Common Stock.

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

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At June 29, 2019, the fair value of the interest rate collar contract was $(1.1) million and is included in "other current liabilities" on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

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

Additional Disclosures

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	June 29, 2019	September 29, 2018
2023 and 2021 term loans, net of deferred financing costs of $3,346 and $4,011, respectively	$185,379	$142,139
Less: current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$175,479	$132,239

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At June 29, 2019 and September 29, 2018, $188.7 million and $146.2 million, respectively, were outstanding on the term loans.

At June 29, 2019 and September 29, 2018, the stated interest rates on the term loans were 4.4% and 4.5%, respectively. At June 29, 2019 and September 29, 2018, the weighted-average annual effective interest rates for the term loans were 5.0% and 4.1%, respectively, which includes amortization of the deferred financing costs.

At June 29, 2019, $25.0 million in borrowings were outstanding on the Revolving Credit Facility and $6.9 million of Letters of Credit were outstanding; therefore, the Company would have been able to borrow $68.1 million on the revolving line of credit.

Interest expense on all indebtedness was $3.4 million and $1.8 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $10.3 million and $5.1 million for the nine months ended June 29, 2019 and June 30, 2018, respectively.

The schedules of remaining principal maturities for total debt for the next five fiscal years are as follows:

(in thousands of dollars)
Year	Principal Payments
2019	$2,475
2020	9,900
2021	9,900
2022	14,850
2023	176,600
Total remaining principal payments	$213,725

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

Three Months

The effective tax rate for the three month period ended June 29, 2019 was 19.1%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

For the three month period ended June 30, 2018, we recorded a tax benefit of $8.1 million due to the lapse of statute of limitations on the underlying item that created our uncertain tax position. We also recorded a $1.7 million benefit related to the filing of our prior year tax returns. The benefit resulted from various deductions that were accelerated and reported in a higher tax rate year. The return filing also allowed us to reassess and reverse a $0.5 million valuation allowance for our foreign tax credit carryforward that had been recorded earlier in 2018.

The effective tax rate for the three month period ended June 30, 2018 was (53.4)%, which significantly differed from the transitional 2018 statutory federal tax rate of 24.5%. The difference is mainly due to the above noted release of uncertain tax positions and provision to return adjustments, but the rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

Nine Months

The effective tax rate for the nine month period ended June 29, 2019 was 19.7%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

For the nine month period ended June 30, 2018, we recorded a tax benefit of $8.1 million due to the lapse of statute of limitations on the underlying item that created our uncertain tax position. We also recorded a $1.7 million benefit related to the filing of our prior year tax returns. The benefit resulted from various deductions that were accelerated and reported in a higher tax rate year. The return filing also allowed us to reassess and reverse a $0.5 million valuation allowance for our foreign tax credit carryforward that had been recorded earlier in 2018.

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

6. Guarantees, Commitments and Contingencies

Litigation

At June 29, 2019, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At June 29, 2019, we had $3.0 million in aggregate guarantees outstanding which relate to guarantees of indebtedness for term loans with remaining maturities of up to 3.6 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At June 29, 2019, $0.4 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantees.

Lease Commitments

We lease office and warehouse space for use in our operations, which are accounted for as operating leases. The operating leases have remaining terms ranging from seven months to 8.4 years. One of our leases includes a renewal option to extend the lease for five years.

Total operating lease expense was $0.5 million and $1.4 million for the three and nine months ended June 29, 2019, respectively, and is recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Total rent expense was $0.2 million and $0.5 million for the three and nine months ended June 30, 2018, respectively, and is recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $1.2 million for the nine months ended June 29, 2019.

At June 29, 2019, right-of-use assets totaling $7.3 million were included in property, plant and equipment, net, and lease liabilities totaling $1.4 million and $8.0 million were included in other current liabilities and other liabilities (non-current), respectively.

At June 29, 2019, the weighted average remaining lease term was 7.2 years and the weighted average discount rate used to calculate the present value of future lease payments was 4.5%.

Maturities of operating lease liabilities at June 29, 2019 are as follows:

(in thousands of dollars)
Fiscal Years Ended	Amount
2019	$589
2020	1,577
2021	1,399
2022	1,421
2023	1,441
Thereafter	4,624
Total future minimum lease payments	11,051
Less: imputed interest	1,659
Total operating lease liabilities	$9,392

7. Segment Information

We manage our business in two operating segments: (i) the Bus segment, which includes the manufacturing and assembly of buses to be sold to a variety of customers across the United States, Canada and in international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. The tables below present segment net sales and gross profit for the periods presented:

Net sales

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Bus (1)	$292,166	$297,653	$626,441	$647,525
Parts (1)	16,608	16,533	48,901	45,838
Segment net sales	$308,774	$314,186	$675,342	$693,363

(1) Parts segment revenue includes $1.0 million and $2.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $0.6 million and $1.9 million for the nine months ended June 29, 2019 and June 30, 2018, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Bus	$35,996	$31,342	$69,653	$63,062
Parts	5,786	5,631	17,193	16,227
Segment gross profit	$41,782	$36,973	$86,846	$79,289

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment gross profit	$41,782	$36,973	$86,846	$79,289
Adjustments:
Selling, general and administrative expenses	(20,996)	(20,489)	(61,197)	(64,226)
Interest expense	(3,369)	(1,834)	(10,241)	(5,112)
Interest income	—	25	9	42
Other expense, net	(410)	(667)	(1,034)	(399)
Income before income taxes	$17,007	$14,008	$14,383	$9,594

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$286,499	$274,984	$629,668	$628,046
Canada	21,639	37,490	43,499	59,949
Rest of world	636	1,712	2,175	5,368
Total net sales	$308,774	$314,186	$675,342	$693,363

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

The difference in revenue recognized under the new guidance versus the previous guidance was an increase of $0.8 million for the nine months ended June 29, 2019. Under the new guidance, at adoption, we recorded $0.9 million in accrued liabilities, a deferred tax asset of $0.2 million, and a $0.7 million retained earnings adjustment. Under previous guidance, we would not have recorded any accrued liabilities or deferred tax assets resulting in no retained earnings impact to our Condensed Consolidated Balance Sheets.

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Diesel buses	$135,246	$191,355	$335,553	$427,353
Alternative fuel buses (1)	141,939	96,189	260,340	201,067
Other (2)	15,486	10,593	32,061	20,577
Parts	16,103	16,049	47,388	44,366
Net sales	$308,774	$314,186	$675,342	$693,363

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income	$14,601	$21,891	$12,708	$15,888
Less: convertible preferred stock dividends	—	182	—	1,715
Net income available to common stockholders	$14,601	$21,709	$12,708	$14,173

Basic earnings per share (1):
Weighted average common shares outstanding	26,451,107	26,209,697	26,449,751	24,677,838
Basic earnings per share	$0.55	$0.83	$0.48	$0.57

Diluted earnings per share (2):
Weighted average common shares outstanding	26,451,107	26,209,697	26,449,751	24,677,838
Weighted average dilutive securities, convertible preferred stock	—	1,471,902	131,979	—
Weighted average dilutive securities, restricted stock	94	687	29,149	24,403
Weighted average dilutive securities, warrants	150,292	607,532	178,290	836,932
Weighted average dilutive securities, stock options	118,617	267,096	131,116	270,318
Weighted average shares and dilutive potential common shares	26,720,110	28,556,914	26,920,285	25,809,491
Diluted earnings per share	$0.55	$0.77	$0.47	$0.55

(1) Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during the period.
(2) For the nine months ended June 30, 2018, 2,791,468 shares of convertible preferred stock were excluded from the dilutive calculation as the if-converted impact would be anti-dilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total	Defined Benefit Pension Plan	Total
June 29, 2019
Beginning Balance	$(37,379)	$(37,379)	$(38,427)	$(38,427)
Amounts reclassified from other comprehensive loss and included in earnings	689	689	2,068	2,068
Total other comprehensive income, before taxes	689	689	2,068	2,068
Income tax expense	(165)	(165)	(496)	(496)
Ending Balance June 29, 2019	$(36,855)	$(36,855)	$(36,855)	$(36,855)

June 30, 2018
Beginning Balance	$(42,643)	$(42,643)	$(43,875)	$(43,875)
Amounts reclassified from other comprehensive loss and included in earnings	880	880	2,640	2,640
Total other comprehensive income, before taxes	880	880	2,640	2,640
Income tax expense	(211)	(211)	(739)	(739)
Ending Balance June 30, 2018	$(41,974)	$(41,974)	$(41,974)	$(41,974)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended June 29, 2019 and June 30, 2018 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 29, 2018 as “fiscal 2018”. We refer to the quarter ended June 29, 2019 as the “third quarter of fiscal 2019” and we refer to the quarter ended June 30, 2018 as the “third quarter of fiscal 2018”. There were 13 weeks in the third quarters of both fiscal 2019 and fiscal 2018.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2018 Form 10-K, filed with the SEC on December 12, 2018 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended June 29, 2019, except as follows:

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

Consolidated Results of Operations for the Three Months Ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Net sales	$308,774	$314,186
Cost of goods sold	266,992	277,213
Gross profit	$41,782	$36,973
Operating expenses
Selling, general and administrative expenses	20,996	20,489
Operating profit	$20,786	$16,484
Interest expense	(3,369)	(1,834)
Interest income	—	25
Other expense, net	(410)	(667)
Income before income taxes	$17,007	$14,008
Income tax (expense) benefit	(3,248)	7,485
Equity in net income of non-consolidated affiliate	842	398
Net income	$14,601	$21,891
Other financial data:
Adjusted EBITDA	$29,041	$24,152
Adjusted EBITDA margin	9.4%	7.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	June 29, 2019	June 30, 2018
Bus	$292,166	$297,653
Parts	16,608	16,533
Total	$308,774	$314,186

Gross Profit by Segment
Bus	$35,996	$31,342
Parts	5,786	5,631
Total	$41,782	$36,973

Net sales. Net sales were $308.8 million for the third quarter of fiscal 2019, a decrease of $5.4 million, or 1.7%, compared to $314.2 million for the third quarter of fiscal 2018.

Bus sales decreased $5.5 million, or 1.8%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the third quarter of fiscal 2019, 3,420 units were booked compared to 3,746 units booked for the same period in fiscal 2018. Bus volumes were impacted by the timing of orders and customer delivery requirements. The average net sales price per unit for the third quarter of fiscal 2019 was 7.5% higher than the price per unit for the third quarter of fiscal 2018. The increase in unit price mainly reflects pricing actions.

Parts sales increased $0.1 million, or 0.5%, for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, as we had higher sales volumes.

Cost of goods sold. Total cost of goods sold was $267.0 million for the third quarter of fiscal 2019, a decrease of $10.2 million, or 3.7%, compared to $277.2 million for the third quarter of fiscal 2018. As a percentage of net sales, total cost of goods sold improved from 88.2% to 86.5%.

Bus segment cost of goods sold decreased $10.1 million, or 3.8%, for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The average cost of goods sold per unit for the third quarter of fiscal 2019 was 5.4% higher compared to the third quarter of fiscal 2018 due to changes in product and customer mix as well as increased commodity costs related to tariffs.

The $0.1 million, or 0.7%, decrease in parts segment cost of goods sold for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily attributed to product mix which was partially offset by product costs.

Operating profit. Operating profit was $20.8 million for the third quarter of fiscal 2019, an increase of $4.3 million, compared to operating profit of $16.5 million for the third quarter of fiscal 2018. Profitability was positively impacted by an increase of $4.8 million in gross profit, which was partially offset by an increase of $0.5 million in selling, general and administrative expenses.

Interest expense. Interest expense was $3.4 million for the third quarter of fiscal 2019, an increase of $1.5 million, or 83.7%, compared to $1.8 million for the third quarter of fiscal 2018. The increase was primarily attributed to a point increase in the weighted-average annual effective interest rate on the term loan, higher average borrowing levels, and changes in the interest rate collar fair value recorded in interest expense.

Income taxes. We recorded an income tax expense of $3.2 million for the third quarter of fiscal 2019, compared to income tax benefit of $7.5 million for the same period in fiscal 2018.

The effective tax rate for the three month period ended June 29, 2019 was 19.1%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

For the three month period ended June 30, 2018, we recorded a tax benefit of $8.1 million due to the lapse of statute of limitations on the underlying item that created our uncertain tax position. We also recorded a $1.7 million benefit related to the filing of our prior year tax returns. The benefit resulted from various deductions that were accelerated and reported in a higher tax rate year. The return filing also allowed us to reassess and reverse a $0.5 million valuation allowance for our foreign tax credit carryforward that had been recorded earlier in 2018.

The effective tax rate for the three month period ended June 30, 2018 was (53.4)%, which significantly differed from the transitional 2018 statutory federal tax rate of 24.5%. The difference is mainly due to the above noted release of uncertain tax positions and provision to return adjustments, but the rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, state tax credits, and share based award related deductions in excess of recorded book expense.

Adjusted EBITDA. Adjusted EBITDA was $29.0 million, or 9.4% of net sales, for the third quarter of fiscal 2019, an increase of $4.9 million, or 20.2%, compared to $24.2 million, or 7.7% of net sales, for the third quarter of fiscal 2018. The increase in Adjusted EBITDA is primarily the result of an increase of $4.8 million in gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Net income	$14,601	$21,891
Adjustments:
Interest expense, net (1)	3,472	1,809
Income tax expense (benefit)	3,248	(7,485)
Depreciation, amortization, and disposals (2)	2,750	2,203
Operational transformation initiatives	679	3,169
Foreign currency hedges	—	208
Share-based compensation	1,101	870
Product redesign initiatives	3,075	1,497
Other	115	(10)
Adjusted EBITDA	$29,041	$24,152
Adjusted EBITDA margin (percentage of net sales)	9.4%	7.7%

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

Consolidated Results of Operations for the Nine Months Ended June 29, 2019 and June 30, 2018:

	Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Net sales	$675,342	$693,363
Cost of goods sold	588,496	614,074
Gross profit	$86,846	$79,289
Operating expenses
Selling, general and administrative expenses	61,197	64,226
Operating profit	$25,649	$15,063
Interest expense	(10,241)	(5,112)
Interest income	9	42
Other expense, net	(1,034)	(399)
Income before income taxes	$14,383	$9,594
Income tax (expense) benefit	(2,833)	5,662
Equity in net income of non-consolidated affiliate	1,158	632
Net income	$12,708	$15,888
Other financial data:
Adjusted EBITDA	$48,460	$41,269
Adjusted EBITDA margin	7.2%	6.0%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	June 29, 2019	June 30, 2018
Bus	$626,441	$647,525
Parts	48,901	45,838
Total	$675,342	$693,363

Gross Profit by Segment
Bus	$69,653	$63,062
Parts	17,193	16,227
Total	$86,846	$79,289

Net sales. Net sales were $675.3 million for the nine months ended June 29, 2019, a decrease of $18.0 million, or 2.6%, compared to $693.4 million for the nine months ended June 30, 2018.

Bus sales decreased $21.1 million, or 3.3%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the nine months ended June 29, 2019, 7,291 units were booked compared to 7,892 units booked for the same period in fiscal 2018. Bus volumes were negatively impacted by supplier delays. The average net sales price per unit for the nine months ended June 29, 2019 was 4.7% higher than the price per unit for the nine months ended June 30, 2018. The increase in unit price mainly reflects pricing actions.

Parts sales increased $3.1 million, or 6.7%, for the nine months ended June 29, 2019 compared to the nine months ended June 30, 2018, primarily due to higher sales volumes.

Cost of goods sold. Total cost of goods sold was $588.5 million for the nine months ended June 29, 2019, a decrease of $25.6 million, or 4.2%, compared to $614.1 million for the nine months ended June 30, 2018. As a percentage of net sales, total cost of goods sold improved from 88.6% to 87.1%.

Bus segment cost of goods sold decreased $27.7 million, or 4.7%, for the nine months ended June 29, 2019 compared to the nine months ended June 30, 2018. The average cost of goods sold per unit for the nine months ended June 29, 2019 was 3.1% higher compared to the nine months ended June 30, 2018 mainly due to changes in product and customer mix.

The $2.1 million, or 7.1%, increase in parts segment cost of goods sold for the nine months ended June 29, 2019 compared to the nine months ended June 30, 2018 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $25.6 million for the nine months ended June 29, 2019, an increase of $10.6 million compared to an operating profit of $15.1 million for the nine months ended June 30, 2018. Profitability was positively impacted by an increase of $7.6 million in gross profit and a decrease of $3.0 million in selling, general and administrative expenses.

Interest expense. Interest expense was $10.2 million for the nine months ended June 29, 2019, an increase of $5.1 million, or 100.3%, compared to $5.1 million for the nine months ended June 30, 2018. The increase was primarily attributed to a point increase in the weighted-average annual effective interest rate on the term loan, higher average borrowing levels, and changes in the interest rate collar fair value recorded in interest expense.

Income taxes. Income tax expense was $2.8 million for the nine months ended June 29, 2019, compared to income tax benefit of $5.7 million for the same period in fiscal 2018.

The effective tax rate for the nine month period ended June 29, 2019 was 19.7%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

For the nine month period ended June 30, 2018, we recorded a tax benefit of $8.1 million due to the lapse of statute of limitations on the underlying item that created our uncertain tax position. We also recorded a $1.7 million benefit related to the filing of our prior year tax returns. The benefit resulted from various deductions that were accelerated and reported in a higher tax rate year. The return filing also allowed us to reassess and reverse a $0.5 million valuation allowance for our foreign tax credit carryforward that had been recorded earlier in 2018.

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

Adjusted EBITDA. Adjusted EBITDA was $48.5 million or 7.2% of net sales for the nine months ended June 29, 2019, an increase of $7.2 million, or 17.4%, compared to $41.3 million or 6.0% of net sales for the nine months ended June 30, 2018. The increase in Adjusted EBITDA is primarily the result of a $7.6 million improvement in gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Net income	$12,708	$15,888
Adjustments:
Discontinued operations income	—	(81)
Interest expense, net (1)	10,544	5,070
Income tax expense (benefit)	2,833	(5,662)
Depreciation, amortization, and disposals (2)	7,989	6,483
Operational transformation initiatives	4,193	13,547
Foreign currency hedges	109	(828)
Share-based compensation	3,146	2,380
Product redesign initiatives	6,876	4,526
Other	62	(54)
Adjusted EBITDA	$48,460	$41,269
Adjusted EBITDA margin (percentage of net sales)	7.2%	6.0%

(1) Includes $0.3 million, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.6 million, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At June 29, 2019, the Company had $29.1 million of available cash (net of outstanding checks) and $68.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

At June 29, 2019, the Borrower and the guarantors were in compliance with all covenants in the Amended Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Cash and cash equivalents at beginning of period	$60,260	$62,616
Total cash (used in) provided by operating activities	(19,113)	7,022
Total cash used in investing activities	(30,154)	(15,560)
Total cash provided by (used in) financing activities	18,082	(12,154)
Change in cash and cash equivalents	$(31,185)	$(20,692)
Cash and cash equivalents at end of period	$29,075	$41,924

Total cash (used in) provided by operating activities

Cash flows used in operating activities totaled $19.1 million for the nine months ended June 29, 2019, as compared with $7.0 million of cash flows provided by operating activities for the nine months ended June 30, 2018. The $26.1 million increase in cash used was primarily attributed to an inventory increase compared to prior year's inventory change totaling $46.5 million, a decrease in the non-cash components of net income totaling $4.7 million, and lower net income of $3.2 million. The increase in cash used was partially offset by a decrease in accrued expenses and other liabilities compared to prior year's change totaling $35.0 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $30.2 million for the nine months ended June 29, 2019, as compared with $15.6 million of cash flows used in investing activities for the nine months ended June 30, 2018. The $14.6 million increase was due to increased spending on manufacturing assets, primarily for our new paint facility.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $18.1 million for the nine months ended June 29, 2019, as compared with $12.2 million of cash flows used in financing activities for the nine months ended June 30, 2018. The $30.2 million increase was primarily attributed to $25.0 million in borrowings under the revolving credit facility and a decrease of $18.9 million in common stock repurchases under share repurchase programs, which were partially offset by a decrease of $13.6 million in proceeds from warrant exercises.

In the nine months ended June 29, 2019, the Company received $50.0 million in borrowings under the senior term loan; however, the net impact on cash was not significant as the proceeds from the borrowings were used to fund a tender offer to purchase 1,782,568 shares of our common stock and 364 shares of our preferred stock at a purchase price totaling $50.4 million (which includes fees and expenses related to the tender offer).

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash (used in) provided by operating activities less cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 29, 2019	June 30, 2018
Net cash (used in) provided by operating activities	$(19,113)	$7,022
Cash paid for fixed and acquired intangible assets	(30,154)	(15,572)
Free cash flow	$(49,267)	$(8,550)

Free cash flow for the nine months ended June 29, 2019 was $40.7 million lower than the nine months ended June 30, 2018, due to, as discussed above, an increase of $14.6 million in cash paid for fixed and acquired intangible assets and a $26.1 million decrease in cash (used in) provided by operating activities.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at June 29, 2019, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At June 29, 2019, there were 0.4 million shares of common stock issuable upon exercise of outstanding warrants.

We had $3.0 million in aggregate guarantees outstanding at June 29, 2019 which relate to guarantees dealer of indebtedness for term loans with remaining maturities of up to 3.6 years. The $3.0 million represents the estimated maximum amount we would be required to pay if a debtor defaulted, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Blue Bird Corporation

Dated:	August 8, 2019	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 8, 2019	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer