Form 10-K
period 2019-09-28
Blue Bird Corp
filed 2019-12-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $250.4 million based on the closing sales price of $16.93 as reported on The NASDAQ Global Market on March 29, 2019. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 6, 2019, there were 26,476,405 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

In addition to the information contained in this Form 10-K for the fiscal year ended September 28, 2019 (“2019 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding our website and its content is for convenience only and shall not be deemed to be incorporated by reference into this Report nor filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 570,000 buses sold since our formation in 1927.

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

•
We launched the industry’s first .05g/bhp-hr NOx propane engine in 2017. This engine operates four times cleaner than the current emission standard and is significantly better for the environment than competitors' published offerings.

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

•
Electric — Blue Bird is the first major school bus manufacturer to market, and presently the only manufacturer among major OEMs, to have delivered electric school buses. We developed our electric bus with our partner, EDI. EDI was recently acquired by Cummins, one of our long-standing engine suppliers. We offer electric solutions in both our Type C and Type D buses and commenced delivery to customers in 2018.

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

•
Blue Bird introduced the first Electronic Stability Control system on school buses as an optional offering in fiscal 2017, and made it a standard feature in fiscal 2019. We also made rear-view cameras standard in fiscal 2019.

•	In 2017, we announced that we were commencing work on a major product enhancement. We are continuing to develop this product for future launch.

4.	Manufacturing and Process Initiatives — We have commenced a number of initiatives to continue to build customer loyalty, reduce costs, and enhance competitiveness.

•	We launched our all-new, state-of-the-art paint facility in July 2019. This facility will drive greater reliability and capacity at a lower cost.

•	We contracted with industry leaders to revise our production techniques in our plant.

•	We commenced an initiative with industry leaders to make structural reductions in cost on existing and future products to enhance our cost competitiveness.

5.
Access to Capital — We refinanced our term debt on substantially better terms in December 2016. In September 2018, we entered into a first amendment of the December 2016 credit agreement, which increased the revolving credit facility to $100.0 million, a $25.0 million increase, providing more liquidity at lower interest rates.

Our management believes that Blue Bird is in a leading position in the industry due to our range of alternative fuel offerings and our strong diesel offering. We believe that alternative fuels will continue to capture market share in the industry as customers realize benefits on the total cost of ownership and the adoption of green technology gains traction. Furthermore, we believe that our new product, process, and manufacturing initiatives are fully aligned with our long-term objectives.

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

Bus Segment

Our buses are sold through an extensive network of 51 United States and Canadian dealers that, in their territories, are exclusive to our Company on Type C and Type D school buses. We also sell directly to major fleet operators, the United States Government, state governments and authorized dealers in a number of foreign countries.

In fiscal 2019, we sold 11,017 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 90% of our buses sold in fiscal 2019 were sold through distributors and dealers (“dealerships”). The Company holds no equity or control position in any of the dealerships or distributors.

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

The Blue Bird Micro Bird by Girardin Type A bus is produced through Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Girardin Minibus JV Inc. (“Micro Bird”), and is sold through our dealer network. This is a smaller bus than the Type C or Type D bus and is produced on a chassis provided by either Ford or GM.

Parts Segment

Parts are key for routine maintenance, replacement of parts that are damaged in service, and replacement of parts that suffer from wear and tear through the useful life of the vehicle.

In fiscal 2019, parts sales represented 6.5% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 40 suppliers that ship directly to dealers and independent service centers.

Our 51 dealers have approximately 250 parts and service locations across the United States and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. At the end of fiscal 2019, service engineers had an average of over 25 years of experience with our Company and are strategically placed throughout the United States and Canada to better serve both dealers and end-customers. The network leverages our parts inventory, technical training, and online warranty network to address customer service needs.

Our Industry

The school bus serves a critical role in the United States and Canadian education systems. According to School Transportation News, nearly 50 percent of the U.S. student population rides a school bus. The United States and Canadian fleet of approximately 606,000 Type C and Type D school buses transports approximately 26 million children daily. School buses are distinguished from other types of buses by design characteristics associated with increased safety as mandated by federal, state, and municipal regulations.

Our management has developed a forecasting model using R.L. Polk vehicle registration data, population of school age children forecasts from the National Center for Education Statistics and bus ridership data collected and published by School Transportation News. Our management utilizes this and other models to assess historical experience and to predict demand for school buses in future periods. The ability to purchase new buses to fulfill predicted demand, however, is based on the assumption that funds will be available through property taxes and other state sources. Should there be a significant downturn in property tax collections or in the availability of funds from other state sources, growth in the school bus industry could flatten or decline.

The United States and Canadian school bus industry for Type C and Type D buses has averaged approximately 31,000 unit sales annually between 1985 and 2019. Unit sales for fiscal 2019 are projected to be about 33,800, a decrease of 0.9% versus fiscal 2018.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

The low point in the industry occurred in 2011, at approximately 23,800 units, and was the result of the decline in the United States economy and, in particular, the collapse of the housing market in 2008 and 2009. Property taxes are the primary source of funds for school bus purchases and were impacted in the 2010-2011 period as a result of the substantial recession in the United States economy in general, and housing market in particular, preceding and during that period.

The school bus industry has fully recovered from the downturn in 2010-2011 and since 2016 has been operating at levels about 10% higher than the long-term average. The recent industry levels are supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. Our management believes, based on our models, that near-term Type C and Type D school bus registrations will remain at a similar level as has been experienced over the last several years (2016-2019). We believe that (i) the industry has been operating below its historical long-term average of approximately 31,000 unit sales per year since the recession - fiscal 2019 is the fourth year since the recession in which unit sales exceeded this historical average, signaling the ability of the industry to now address the pent-up demand accumulated from fiscal 2009 to fiscal 2015, during which the industry made below-average annual purchases, (ii) there are over 179,000 buses in the United States and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is growing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts, which are projected to continue a recovery that began in 2012. The forecast for continued appreciation in housing prices is expected to have a positive effect on property tax receipts going forward and school transportation budgets are expected to directly benefit from larger municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service (approximately 11.2 years), and (ii) an increased student population during the period from 2013 to 2019 (based on information from the National Center of Education Studies, we expect total student enrollment in the United States to increase by over 1.0 million students from 2017 to 2024).

In addition to strong property tax collections, additional funding for school buses is being made available in connection with the Volkswagen ("VW") settlement with the Federal Government in regard to emissions violations. Of the $14.7 billion in settlement funds, $2.9 billion was allocated to the VW Diesel Emissions Environmental Mitigation Trust for state government projects to reduce NOx output from ten categories; school buses are one of the ten categories. The mitigation trust funds are pro-rated for the population of affected VW engines in each state and must be spent within a ten-year period. Each state has the autonomy to develop a plan to mitigate NOx output utilizing their allocation within the ten specified categories. To date 36 states have finalized their initial spending plans, and we approximate that $150.0 million of the VW settlement funds for these states has been or is scheduled to be spent on school buses. For these states, there remains approximately an additional $123.0 million for later phases of the settlement, a majority of which we expect to be allocated to school buses. We expect in addition to the above, up to an additional $500.0 million may ultimately be allocated, or has a high probability of allocation, to school bus purchases. We believe our leadership in alternative fuels, coupled with this external funding, provides a strong foundation to continue to increase sales of our propane, gasoline, and CNG engine platforms.

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

Alternative fuel leadership. We are the market leader in propane, gasoline, and CNG fuel powered-buses, having sold approximately eight times more alternative fuel school buses than all of our competitors combined from fiscal 2010 through fiscal 2019. In fiscal 2019 we sold 5,343 propane, gasoline, CNG, and electric powered buses, an increase of 20.7% versus the prior year.

Innovative product leadership. We have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG school bus, the first unique school bus chassis, and the first OEM-manufactured propane bus. In fiscal 2016, years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford and Roush CleanTech powertrain), and we were first-to-market with Electronic Stability Control. Also in 2016, we launched a new CNG product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system to provide CNG in a Type C bus. In fiscal 2018, we sold our first Type D electric vehicles and in fiscal 2019 we introduced our Type C electric vehicle. Our research and development costs totaled $11.5 million, $8.5 million, and $7.4 million for the fiscal years ended 2019, 2018, and 2017, respectively.

Strong distribution model. We have built an extensive, experienced network of 51 dealers to distribute our buses across the United States and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 29 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,853 that support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the United States and Canadian school bus industry.

Sales Volume

In fiscal 2019, we sold 11,017 Type C and Type D buses, including 10,588 school buses, 166 commercial buses, 27 export buses and 236 GSA (Government Services Administration) buses. Our Type C school bus accounted for 81% of unit sales and our Type D school bus accounted for 15% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 4% of unit sales.

Our Dealer Network

In fiscal 2019, we sold approximately 90% of our vehicles through our United States and Canadian dealer network, currently consisting of 51 dealers that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the United States and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

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

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base (reducing the supplier base by approximately one-third in the last five years) and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At September 28, 2019, we had in place long-term supply contracts (addressing both component price and supply) covering nearly 80% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

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

Facilities

Our corporate headquarters are located in Macon, Georgia. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately .3 million square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.1 million square feet) in Drummondville, Quebec, Canada.

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

Seasonality

Our business is highly seasonal. Most school districts seek to buy their new school buses so that they will be available for use on the first day of the school year, typically in August to early September. In addition, districts are generally reluctant to order buses until budgets have been approved by local municipalities, so the timing of state appropriations also creates seasonal demand in the second half of our fiscal year. As a result, our two busiest quarters are our third and fourth fiscal quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity are likely to be impacted by these seasonal patterns. For example, our revenues are typically highest in our third and fourth fiscal quarters. Working capital, on the other hand, is typically a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter. We typically conduct planned shutdowns during our first fiscal quarter.

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

Our facilities and operations could in the future be subject to regulations related to climate change and climate change itself may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot presently predict the nature and scope of those impacts.

Research and Development

Refer to Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, to the accompanying consolidated financial statements for information on research and development.

Warranty

We provide warranties on all of the buses and parts we sell. Warranties are offered for specific periods of time and mileage, and vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace, or adjust all parts on a bus that are defective in factory-supplied materials or workmanship during the specified warranty period. In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls and service bulletins), and customer satisfaction actions. Component suppliers, in particular major component suppliers such as engines & transmissions, provide warranties on their products.

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

The following table provides our worldwide backlog:

(dollars in millions)	Units	Value
2019	1,344	$134.7
2018	1,438	$131.1

Employees

At September 28, 2019, we employed 2,300 employees, consisting of 1,992 full-time and part-time hourly employees and 308 salaried employees. Our workforce is non-union.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which, at the consolidated level, have potential access to more technical, financial and marketing resources than our Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell propane-powered school buses. This brings both competitors into direct competition with our propane-powered school buses. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the United States to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

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

We rely on specialist suppliers for critical components (including engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. The lack of ready-to-implement alternatives could give such suppliers, some of which have substantial market power, significant leverage over us if these suppliers elected to exert their market power over us, which leverage could adversely impact the terms and conditions, including pricing and delivery schedules, pursuant to which we purchase these products from these suppliers. We seek to mitigate supply chain risks with our key suppliers by entering into long-term agreements, by commencing contract negotiations with suppliers of critical components significantly before contract expiration dates and by diversifying our suppliers of key components with contingency programs when possible.

If any of our critical component suppliers limit or reduce the supply of components due to commercial reasons, financial difficulties or other problems that prevent them from supplying us with the necessary components, we could experience a loss of revenues due to our inability to fulfill orders. These single-source and other suppliers are each subject to quality and operational issues, materials shortages, unplanned demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships.

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

We import some of our components from the People's Republic of China and other foreign countries. Our purchases may be subject to the effects of the United States trade policy, including the imposition of tariffs and anti-dumping/countervailing duties on these components. We cannot assure you that our ability to sell our products at reasonable margins will not be impaired by the imposition of tariffs or other changes in trade policy which may make it more difficult or more expensive to purchase our products.

We rely substantially on single-source suppliers which could materially and adversely impact us if they were to interrupt the supply of component parts to us.

We currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, specialty resins, and other key components. Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position.

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

We manufacture school buses at facilities in Fort Valley, Georgia and distribute parts from a distribution center located in Delaware, Ohio. If operations at our manufacturing or distribution facilities were to be disrupted for a significant length of time as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, cyber-attacks or other reasons, we may be unable to fill dealer or customer orders and otherwise meet demand for our products, which would have an adverse effect on our business, financial condition and results of operations. Any interruption in production or distribution capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance. Also, our property damage and business interruption insurance coverage may not be applicable or adequate for any such disruption that we could encounter and may not continue to be available in amounts and on terms acceptable to us.

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

While we have enjoyed good relations and a collaborative approach with our work force, employment relationships can deteriorate over time. Given the extent to which we rely on our employees, any significant deterioration in our relationships with our key employees or overall workforce could materially harm us. We cannot predict how stable our relationships with our employees will be in the future and we may experience work stoppages or labor organizing activity in the future, which could adversely affect our business. Work stoppages or instability in our relationships with our employees could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations. In addition, local economic conditions in the Central Georgia area (where our principal manufacturing facilities are located) may impact our ability to attract and retain qualified personnel.

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

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. We monitor and manage this exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. The majority of our debt interest payments are protected against increases in short-term rates, however, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

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

If management is not successful in maintaining an effective internal control environment, material weaknesses could occur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

Our dealers and customers benefit from Blue Bird Capital Services (“BBCS”), a private label financing product. BBCS provides floorplan financing for certain of our network dealers and provides a modest amount of vehicle lease financing to school districts. Although we neither assume any balance sheet risk nor receive any direct economic benefit from BBCS, which is financed by TCF Inventory Finance, Inc., we could be materially adversely affected if BBCS were unable to provide this financing and our dealers were unable to obtain alternate financing, at least until we were able to put in place a replacement for BBCS. BBCS faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because BBCS serves as an additional source of leasing and financing options for dealers and customers, an impairment of BBCS’ ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers who rely on these financial services to acquire new school buses and dealers who seek financing.

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

Security breaches and other disruptions to our information technology networks and systems could substantially interfere with our operations and could compromise the confidentiality of our proprietary information, notwithstanding the fact that no such breaches or disruptions have materially impacted us to date.

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

Taxing authorities could challenge our historical and future tax positions.

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

The manufacture of Type A buses is carried out by a 50/50 Canadian joint venture, Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Girardin Minibus JV Inc. (“Micro Bird”). In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to foster our relationships with co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our joint venture.

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

Approximately 42% of our Common Stock is owned by ASP Holdings LLC, an entity owned by American Securities LLC ("American Securities"). As a result, American Securities has the ability to significantly influence the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

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

On May 28, 2015, we registered 3,700,000 Common Stock shares which represents the common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At September 28, 2019, there were 453,106 Common Stock shares remaining to be issued under the Incentive Plan.

Warrants are exercisable for our Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

At September 28, 2019, there were 748,316 warrants outstanding to purchase an aggregate of 374,158 shares of our Common Stock, each of which is exercisable. Each warrant entitles the holder thereof to purchase one-half of one share of our Common Stock at a price of $5.75 per half share ($11.50 per whole share), subject to adjustment. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Macon, Georgia. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.3 million square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.1 million square feet) in Drummondville, Quebec, Canada.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD”. Our Warrants are traded on the over-the-counter market under the symbol “BLBDW”. At December 6, 2019, there were 84 holders of record of the Company’s Common Stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our Common Stock.

Performance Graph

The following stock performance graph compares the total stockholder return of an investment of $100 in cash from September 27, 2014 through September 28, 2019, for (a) the Company’s Common Stock, (b) the Russell 3000 Index, and (c) performance of a peer group (listed in table below the graph). The following graph and related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor will such information be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933.

	Cumulative Total Return
	September 27, 2014	October 3, 2015	October 1, 2016	September 30, 2017	September 29, 2018	September 28, 2019
Blue Bird Corporation	100	104	149	210	249	194
Russell 3000	100	107	112	136	160	164
Peer Group	100	100	114	135	159	162

(1) Peer Group
Allison Transmission Holdings Inc.	Federal Signal Corp.	Nfi Group Inc.	Spartan Motors Inc.
Astec Industries Inc.	Harley-Davidson Inc.	Oshkosh Corp.	Thor Industries Inc.
Briggs & Stratton Corp.	Manitex International Inc.	Paccar Inc.	Wabash National Corp
Commercial Vehicle Group Inc.	Meritor Inc.	Power Solutions International Inc.	Wabco Holdings Inc.
Cummins Inc.	Navistar International Corp	Rev Group Inc.	Winnebago Industries Inc.

Blue Bird is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle original equipment manufacturers (OEMs) and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird.

Dividends

We have not paid any dividends on our Common Stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate that the board of directors will declare any dividends in the foreseeable future on our Common Stock. In addition, certain of our loan agreements restrict the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at September 28, 2019, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	412,585	$12.77	453,106

(1) There are no equity compensation plans not approved by stockholders.

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

in thousands, except per share data	Fiscal Year
	2019	2018	2017	2016	2015
RESULTS OF OPERATIONS DATA
Net sales	$1,018,874	$1,024,976	$990,602	$932,010	$919,128
Cost of goods sold	885,400	902,988	863,234	802,654	798,733
Gross profit	133,474	121,988	127,368	129,356	120,395
Operating expenses
Selling, general and administrative expenses	89,642	86,911	67,836	98,393	81,730
Operating profit	43,832	35,077	59,532	30,963	38,665
Interest expense	(12,879)	(6,661)	(7,251)	(16,412)	(19,078)
Interest income	9	70	140	133	113
Other expense, net	(1,331)	(1,613)	(4,929)	(4,857)	(3,032)
Loss on debt extinguishment	—	—	(10,142)	—	—
Income before income taxes	29,631	26,873	37,350	9,827	16,668
Income tax (expense) benefit	(7,573)	2,620	(11,856)	(5,804)	(4,370)
Equity in net income of non-consolidated affiliate	2,242	1,327	3,307	2,877	2,634
Net income	24,300	30,820	28,801	6,900	14,932
Less: preferred stock dividends	—	1,896	4,261	3,878	2,438
Less: preferred stock repurchase	—	—	6,091	—	—
Net income available to common stockholders	$24,300	$28,924	$18,449	$3,022	$12,494

EARNINGS PER SHARE DATA
Basic earnings per share	$0.92	$1.15	$0.79	$0.14	$0.59
Diluted earnings per share	0.90	1.08	0.74	0.14	0.59

BALANCE SHEET DATA
Total assets	$365,413	$307,430	$295,816	$277,866	$266,725
Long-term debt	173,226	132,239	143,224	140,366	175,418
Total liabilities	433,224	335,766	354,326	364,840	387,955
Total stockholders' deficit	(67,811)	(28,336)	(58,510)	(86,974)	(121,230)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 28, 2019 as “fiscal 2019”. We refer to the fiscal year ended September 29, 2018 as “fiscal 2018” and we refer to the fiscal year ended September 30, 2017 as “fiscal 2017”. Fiscal years 2019, 2018, and 2017, each contained 52 weeks.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative fuel applications with its propane-powered, gasoline-powered, compressed natural gas (“CNG”)-powered, and all-electric-powered school buses.

Blue Bird sells its buses and parts through an extensive network of United States and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the United States Government, state governments, and authorized dealers in a number of foreign countries.

Factors Affecting Our Revenues

Our revenues are driven primarily by the following factors:

•
Property tax revenues. Property tax revenues are one of the major sources of funding for school districts, and therefore new school buses. Property tax revenues are a function of land and building prices, based on assessments of property value by state or county assessors and millage rates voted by the local electorate.

•	Student enrollment. Increases or decreases in the number of school bus riders has a direct impact on school district demand.

•
Revenue mix. We are able to charge more for certain of our products (e.g., Type C propane-powered school buses, Electric buses, Type D buses, and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.

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

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our Consolidated Statements of Operations are principally driven by the following factors:

•
Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper), labor expense, and overhead. Our cost of goods sold may vary from period to period due to changes in sales volume, efforts by certain suppliers to pass through the economics associated with key commodities, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical challenges, and the impact of overhead items such as utilities.

•
Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing, and information technology services, along with other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. Interest expense also includes unrealized gains or losses from interest rate hedges, if any, as well as expenses related to debt guarantees, if any.

•
Income taxes. We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for withholding taxes related to the transfer of cash between jurisdictions and for uncertain tax positions taken.

•
Other expense, net. This includes periodic pension expense as well as gains or losses on foreign currency, if any. Other immaterial amounts not associated with operating expenses may also be included here.

•	Equity in net income of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

This filing includes the following non-GAAP financial measures “Adjusted EBITDA”; “Adjusted EBITDA Margin”; and “Free Cash Flow”. Management views these metrics as a useful way to look at the performance of our operations between periods and to exclude decisions on capital investment and financing that might otherwise impact the review of profitability of the business based on present market conditions.

Adjusted EBITDA is defined as net income prior to interest income, interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements)  that represents interest expense on lease liabilities, income taxes, depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents amortization charges on right-of-use lease assets, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense, as well as non-recurring charges such as (i) significant product design changes; (ii) transaction related costs; or (iii) discrete expenses related to major cost cutting initiatives. We believe these expenses and non-recurring charges are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

We define free cash flow as total cash provided by/used in operating activities minus cash paid for fixed assets and acquired intangible assets. We use free cash flow, and ratios based on free cash flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed or intangible assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed or intangible assets, we expect free cash flow to be less than operating cash flows.

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

Consolidated Results of Operations for the fiscal years ended September 28, 2019 and September 29, 2018:

(in thousands)	2019	2018
Net sales	$1,018,874	$1,024,976
Cost of goods sold	885,400	902,988
Gross profit	$133,474	$121,988
Operating expenses
Selling, general and administrative expenses	89,642	86,911
Operating profit	$43,832	$35,077
Interest expense	(12,879)	(6,661)
Interest income	9	70
Other expense, net	(1,331)	(1,613)
Income before income taxes	$29,631	$26,873
Income tax (expense) benefit	(7,573)	2,620
Equity in net income of non-consolidated affiliate	2,242	1,327
Net income	$24,300	$30,820
Other financial data:
Adjusted EBITDA	$81,829	$70,379
Adjusted EBITDA margin	8.0%	6.9%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2019	2018
Net Sales by Segment
Bus	$952,242	$962,769
Parts	66,632	62,207
Total	$1,018,874	$1,024,976

Gross Profit by Segment
Bus	$110,015	$100,002
Parts	23,459	21,986
Total	$133,474	$121,988

Net sales. Net sales were $1.019 billion for the fiscal year ended 2019, a decrease of $6.1 million, or (0.6)%, compared to $1.025 billion for the fiscal year ended 2018.

Bus sales decreased $10.5 million, or 1.1%, reflecting a decrease in units booked and higher sales prices. In the fiscal year ended 2019, 11,017 units were booked compared to 11,649 units booked for the fiscal year ended 2018. The average net sales price per unit for the fiscal year ended 2019 was 4.6% higher than the price per unit for the fiscal year ended 2018. The increase in unit price mainly reflects pricing taken to partially offset commodity costs, as well as product and customer mix changes.

Parts sales increased $4.4 million, or 7.1%, for the fiscal year ended 2019 compared to fiscal year ended 2018, resulting from higher volumes primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $885.4 million for the fiscal year ended 2019, a decrease of $17.6 million, or 1.9%, compared to $903.0 million for the fiscal year ended 2018. As a percentage of net sales, total cost of goods sold decreased from 88.1% to 86.9%.

Bus segment cost of goods sold decreased $20.5 million, or 2.4%, for the fiscal year ended 2019 compared to the fiscal year ended 2018. The average cost of goods sold per unit for the fiscal year ended 2019 was 3.2% higher compared to the average cost of goods sold per unit for the fiscal year ended 2018 due to raw material price increases related to rising commodity costs and tariffs, which were partially offset by cost savings resulting from our operational improvement initiatives.

The $3.0 million, or 7.3%, increase in parts segment cost of goods sold for the fiscal year ended 2019 compared to the fiscal year ended 2018 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $43.8 million for the fiscal year ended 2019, an increase of $8.8 million, or 25.0%, compared to $35.1 million for the fiscal year ended 2018. Profitability was positively impacted by an increase of $11.5 million in gross profit, which was partially offset by an increase of $2.7 million in selling, general and administrative expenses due in large part to several non-recurring product development initiatives as well as higher share-based compensation expense.

Interest expense. Interest expense was $12.9 million for the fiscal year ended 2019, an increase of $6.2 million, or 93.3%, compared to $6.7 million for the fiscal year ended 2018. The increase was primarily attributed to a point increase in the weighted-average annual effective interest rate on the term loan, higher average borrowing levels, and changes in the interest rate collar fair value recorded in interest expense.

Income taxes. We recorded an income tax expense of $7.6 million for the fiscal year ended 2019, compared to an income tax benefit of $2.6 million for the fiscal year ended 2018.

The effective tax rate for the fiscal year ended 2019 was 25.6%, which differed from the statutory federal income tax rate of 21.0%. The difference is mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which includes the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that are greater than our ability to utilize before expiration. These items were partially offset by benefits from federal and state tax credits.

The effective tax rate for the fiscal year ended 2018 was (9.7)%, which differed from the statutory federal income tax rate of 24.5%, reflecting the benefits of income tax credits, the domestic production activities deduction, and recording a tax windfall from share-based compensation awards exercised, which were offset by the application of tax credits claimed as offsets against our payroll tax liabilities, and interest and penalties on uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $81.8 million, or 8.0% of net sales, for the fiscal year ended 2019, an increase of $11.5 million, or 16.3%, compared to $70.4 million, or 6.9% of net sales, for the fiscal year ended 2018. The increase in adjusted EBITDA was primarily the result of increased gross profit.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands)	2019	2018
Net income	$24,300	$30,820
Adjustments:
Discontinued operations income	—	(81)
Interest expense, net (1)	13,279	6,591
Income tax expense (benefit)	7,573	(2,620)
Depreciation, amortization, and disposals (2)	11,102	9,214
Operational transformation initiatives	10,594	17,708
Foreign currency hedges	109	(109)
Share-based compensation	4,273	2,628
Product redesign initiatives	10,540	6,253
Other	59	(25)
Adjusted EBITDA	$81,829	$70,379
Adjusted EBITDA margin (percentage of net sales)	8.0%	6.9%

(1) Includes $0.4 million for fiscal 2019, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $0.7 million for fiscal 2019, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.

Consolidated Results of Operations for the fiscal years ended September 29, 2018 and September 30, 2017:

(in thousands)	2018	2017
Net sales	$1,024,976	$990,602
Cost of goods sold	902,988	863,234
Gross profit	$121,988	$127,368
Operating expenses
Selling, general and administrative expenses	86,911	67,836
Operating profit	$35,077	$59,532
Interest expense	(6,661)	(7,251)
Interest income	70	140
Other expense, net	(1,613)	(4,929)
Loss on debt extinguishment	—	(10,142)
Income before income taxes	$26,873	$37,350
Income tax benefit (expense)	2,620	(11,856)
Equity in net income of non-consolidated affiliate	1,327	3,307
Net income	$30,820	$28,801
Other financial data:
Adjusted EBITDA	$70,379	$68,904
Adjusted EBITDA margin	6.9%	7.0%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2018	2017
Net Sales by Segment
Bus	$962,769	$930,738
Parts	62,207	59,864
Total	$1,024,976	$990,602

Gross Profit by Segment
Bus	$100,002	$106,462
Parts	21,986	20,906
Total	$121,988	$127,368

Net sales. Net sales were $1.02 billion for the fiscal year ended 2018, an increase of $34.4 million, or 3.5%, compared to $990.6 million for the fiscal year ended 2017.

Bus sales increased $32.0 million, or 3.4%, reflecting an increase in units booked and slightly higher sales prices. In the fiscal year ended 2018, 11,649 units were booked compared to 11,317 units booked in the fiscal year ended 2017. The average net sales price per unit for the fiscal year ended 2018 was 0.5% higher than the price per unit for the fiscal year ended 2017. The increase in unit price mainly reflects product and customer mix changes.

Parts sales increased $2.3 million, or 3.9%, for the fiscal year ended 2018 compared to the fiscal year ended 2017, resulting from higher volumes primarily due to incentive and shipping programs launched in the previous fiscal year.

Cost of goods sold. Total cost of goods sold was $903.0 million for the fiscal year ended 2018, an increase of $39.8 million, or 4.6%, compared to $863.2 million for the fiscal year ended 2017. As a percentage of net sales, total cost of goods sold increased from 87.1% to 88.1%.

Bus segment cost of goods sold increased $38.5 million, or 4.7%, for the fiscal year ended 2018 compared to the fiscal year ended 2017. The average cost of goods sold per unit was 1.7% higher compared to the average cost of goods sold per unit for the fiscal year ended 2017 due to raw material price increases related to rising commodity costs, which were partially offset by favorable changes in product and customer mix as well as cost savings resulting from our operational improvement initiatives.

The $1.3 million, or 3.2%, increase in parts segment cost of goods sold for the fiscal year ended 2018 compared to the fiscal year ended 2017 was primarily attributed to increased parts sales volume.

Operating profit. Operating profit was $35.1 million for the fiscal year ended 2018, a decrease of $24.5 million, or 41.1%, compared to $59.5 million for the fiscal year ended 2017. Profitability was negatively impacted by a decrease of $5.4 million in gross profit and an increase of $19.1 million in selling, general and administrative expenses due in large part to several non-recurring operational and product development initiatives.

Interest expense. Interest expense was $6.7 million for the fiscal year ended 2018, a decrease of $0.6 million, or 8.1%, compared to $7.3 million for the fiscal year ended 2017. The decrease was primarily attributed to lower average borrowing levels as well as a lower weighted-average annual effective interest rate.

Other expense, net. Other expense, net was $1.6 million for the fiscal year ended 2018, a decrease of $3.3 million, or 67.3%, compared to $4.9 million for the fiscal year ended 2017. The decrease was primarily attributed to changes in pension expense related to a change in the amortization of net loss from fiscal 2017 to fiscal 2018. Pension expense was retroactively reclassified from selling, general and administrative expenses to other expense, net as we adopted ASU 2017-07 in fiscal 2019. Refer to Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards, for more information on adoption of the accounting pronouncement.

Income taxes. We recorded an income tax benefit of $2.6 million for the fiscal year ended 2018, compared to income tax expense of $11.9 million for the fiscal year ended 2017.

The effective tax rate for the fiscal year ended 2018 was (9.7)%, which significantly differed from the federal statutory tax rate of 24.5%. The difference is explained below.

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

In fiscal 2018, we finalized our tax reform estimates under SAB 118.

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

The following table sets forth a reconciliation of net income to adjusted EBITDA for the fiscal years presented:

(in thousands)	2018	2017
Net income	$30,820	$28,801
Adjustments:
Discontinued operations income	(81)	(65)
Interest expense, net	6,591	7,111
Income tax (benefit) expense	(2,620)	11,856
Depreciation, amortization, and disposals	9,214	8,205
Loss on debt extinguishment	—	10,142
Operational transformation initiatives	17,708	—
Share-based compensation	2,628	1,270
Product redesign initiatives	6,253	1,758
Other	(25)	(174)
Adjusted EBITDA	$70,379	$68,904
Adjusted EBITDA margin (percentage of net sales)	6.9%	7.0%

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the credit facility. At September 28, 2019, the Company had $71.0 million of available cash and cash equivalents (net of outstanding checks) and $93.1 million of additional borrowings available under the revolving line of credit portion of its senior secured credit facilities. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, generally based upon our levels of excess free cash flow and Unrestricted Cash (as defined in the Credit Agreement) and maintenance of specified Total Net Leverage Ratios.

Amended Credit Agreement

On September 13, 2018, the Company executed an amendment to the Credit Agreement (the "Amended Credit Agreement"), by and among the Company, the Borrower, and Bank of Montreal, acting as administrative agent together with other lenders. The Amended Credit Agreement, provides for an aggregate lender commitment of $50.0 million in additional term loan borrowings (the “Incremental Term Loan”). The Incremental Term Loan was intended to finance a portion of a tender offer up to $50.0 million, which transaction closed in October 2018.

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

At September 28, 2019, the Borrower and the guarantors were in compliance with all covenants in the Amended Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2019	2018	2017
Cash and cash equivalents, beginning of year	$60,260	$62,616	$52,309
Total cash provided by operating activities	55,706	48,353	47,641
Total cash used in investing activities	(35,467)	(32,104)	(9,204)
Total cash used in financing activities	(9,540)	(18,605)	(28,130)
Change in cash and cash equivalents	10,699	(2,356)	10,307
Cash and cash equivalents, end of year	$70,959	$60,260	$62,616
Depreciation and amortization expense	10,383	9,042	8,180
Cash paid for fixed assets and acquired intangible assets	$35,514	$32,118	$9,252

Total cash provided by operating activities

Cash flows provided by operating activities totaled $55.7 million for the fiscal year ended 2019, as compared with $48.4 million of cash flows provided by operating activities for the fiscal year ended 2018. The primary drivers of the $7.4 million increase were the following:

•
Changes in pension and accrued expenses provided $24.0 million in incremental cash compared to the prior year. In fiscal 2019, the pension liability increased by $24.5 million (source of cash) compared to fiscal 2018. In fiscal 2018, the pension liability decreased by $11.3 million (use of cash) compared to fiscal 2017. The release of $7.6 million in fiscal 2018 for uncertain tax positions lowered the accrued expense balance (use of cash) compared to fiscal 2017.

•
Non-cash items (source of cash) were $5.4 million higher in fiscal 2019 compared to the prior year. Non-cash items impact net income, but do not have direct cash outflows associated with them. The significant drivers in fiscal 2019 were non-cash interest expense from our interest rate collar, an increase in share-based compensation expense, and an increase in depreciation expense which totaled $6.0 million.

The above increases were partially offset by the following that decreased operating cash flows compared to the prior year:

•
Working capital, consisting of accounts receivable, inventory, and accounts payable changes, negatively impacted fiscal 2019 versus the prior year by $8.6 million, as we had a larger inventory balance in fiscal 2019 (use of cash), which was partially offset by a higher accounts payable balance and lower accounts receivable balance (both sources of cash).

•
The cash flow difference due to changes in other assets was a $4.7 million decrease (source of cash) from fiscal 2018 to fiscal 2019, but a $2.8 million increase (use of cash) from fiscal 2017 to fiscal 2018. The combined changes are a $7.4 million decrease in fiscal 2019 from the prior year. The primary driver of the change is a $3.8 million federal income tax receivable recorded in fiscal 2019 that was not recorded in fiscal 2018.

•	Net income was lower by $6.5 million in fiscal 2019 compared to the prior year.

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

Total cash used in investing activities

Cash flows used in investing activities totaled $35.5 million for the fiscal year ended 2019, as compared with $32.1 million of cash flows used in investing activities for the fiscal year ended 2018. The $3.4 million increase in cash used was primarily due to increased spending on manufacturing assets associated with our new paint facility.

Cash flows used in investing activities totaled $32.1 million for the fiscal year ended 2018, as compared with $9.2 million of cash flows used in investing activities for the fiscal year ended 2017. The $22.9 million increase in cash used was primarily due to increased spending on manufacturing assets associated with our paint facility.

Total cash used in financing activities

Cash used in financing activities totaled $9.5 million for the fiscal year ended 2019, as compared with $18.6 million in cash used in financing activities for the fiscal year ended 2018. The $9.1 million decrease in cash used was mainly attributed to no share repurchase programs in fiscal 2019 compared to fiscal 2018 (a $26.6 million decrease), no cash dividends paid on preferred stock in fiscal 2019 compared to fiscal 2018 (a $1.9 million decrease), no cash paid for debt issuance costs in fiscal 2019 compared to fiscal 2018 (a $2.0 million decrease), and a decrease of $1.6 million in cash paid for vested restricted shares and stock option exercises. The decreases in use were partially offset by a $20.6 million decrease in proceeds received from warrant exercises and a $2.1 million increase in debt principal payments.

In fiscal 2019, the Company received $50.0 million in borrowings under the senior term loan; however, the net impact on cash was not significant as the proceeds from the borrowings were used to fund a tender offer to purchase 1,782,568 shares of our common stock and 364 shares of our preferred stock at a purchase price totaling $50.4 million (which includes fees and expenses related to the tender offer).

Cash used in financing activities totaled $18.6 million for the fiscal year ended 2018, as compared with $28.1 million in cash used in financing activities for the fiscal year ended 2017. The $9.5 million decrease in cash used was mainly attributed to a decrease of $7.7 million in cash spent on share repurchases under share repurchase programs, a $2.4 million decrease in cash dividends paid on preferred stock, and a $159.7 million decrease in debt principal payments. The decreases in cash used were partially offset by an increase of $1.7 million paid for debt issuance costs and a $1.2 million increase in cash taxes paid for employee taxes on vested restricted shares and stock option exercises.

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

(in thousands)	2019	2018	2017
Total cash provided by operating activities	$55,706	$48,353	$47,641
Cash paid for fixed assets and acquired intangible assets	(35,514)	(32,118)	(9,252)
Free cash flow	$20,192	$16,235	$38,389

Free cash flow for the fiscal year ended 2019 was $4.0 million higher than free cash flow for the fiscal year ended 2018, primarily due to an increase of $3.4 million in cash paid for manufacturing assets, which was partially offset by a $7.4 million increase from cash provided by operating activities as discussed above.

Free cash flow for the fiscal year ended 2018 was $22.2 million lower than free cash flow for the fiscal year ended 2017, primarily due to an increase of $22.9 million in cash paid for manufacturing assets, which was partially offset by a $0.7 million increase from cash provided by operating activities as discussed above.

Commitments and Contractual Obligations

In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The table below outlines our projected cash payments for material obligations at September 28, 2019. Also refer to Note 10, Guarantees, Commitments and Contingencies, to the accompanying consolidated financial statements for further information on our commitments and contractual obligations.

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt obligations (1)	$186,250	$9,900	$24,750	$151,600	$—
Interest expense on long-term debt obligations (2)	29,278	8,209	14,710	6,359	—
Accrued warranty costs (3)	22,343	9,161	9,119	4,063	—
Operating lease obligations (4)	10,390	1,562	2,792	2,871	3,165
Future pension plan contributions (5)	21,411	3,694	3,984	6,109	7,624
Finance lease obligations (6)	5,241	899	1,798	1,796	748
Purchase commitments (7)	97,887	97,887	—	—	—
Total commitments and contractual obligations	$372,800	$131,312	$57,153	$172,798	$11,537

(1) Reflects principal payments under the amended credit agreement. Refer to Note 8, Debt, for further information.
(2) Reflects estimated interest expense using the stated interest rate at the end of the period.
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
(6) Represents the future minimum lease payments under non-cancelable finance leases, including interest.
(7) Reflects non-cancelable purchase commitments for manufacturing inventory and capital assets.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $6.9 million at September 28, 2019, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At September 28, 2019, there were 0.4 million shares of common stock issuable upon exercise of outstanding warrants.

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

Revenue Recognition

The Company records revenue, net of tax, when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue, when or as, we satisfy performance obligations.

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

The Company includes shipping and handling revenues, which represents costs billed to customers, in net sales on the Consolidated Statements of Operations. The related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At September 28, 2019 and September 29, 2018, reserves totaled approximately $4.7 million and $5.2 million, respectively.

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

Our intangible assets with definite useful lives include customer relationships and engineering designs, which are amortized over their estimated useful lives of 2, 7, or 20 years using the straight-line method. These assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairments have been recorded.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at September 28, 2019, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $9.6 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $10.9 million.

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

Interest Rate Risk

In the first quarter of fiscal 2019, we entered into a four-year interest rate collar contract with a notional value of $150.0 million to partially mitigate our exposure to interest rate fluctuations on our variable rate term loan debt. The collar establishes a range where we will pay the counter-party if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counter-party will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3%.

At September 28, 2019, the Company carried $186.3 million of term loan debt with a rate of LIBOR plus 225 basis points. Giving effect to our interest rate collar, a 100 basis point increase in Blue Bird's effective interest rate under its Credit Facilities related to LIBOR changes would result in additional expense of $1.7 million per annum, and a 100 basis point decrease related to the LIBOR rate would reduce expense by $1.0 million per annum.

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

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$154,926	$211,642	$308,774	$343,532
Gross profit	19,110	25,954	41,782	46,628
Operating profit	1,837	3,026	20,786	18,183
Net (loss) income	(1,220)	(673)	14,601	11,592

Earnings per share:
Net (loss) income (from above)	$(1,220)	$(673)	$14,601	$11,592
Basic (loss) earnings per share	(0.05)	(0.03)	0.55	0.44
Diluted (loss) earnings per share	(0.05)	(0.03)	0.55	0.43

2018
Net sales	$162,549	$216,628	$314,186	$331,613
Gross profit	20,648	21,668	36,973	42,699
Operating (loss) profit	(4,809)	3,388	16,484	20,014
Net (loss) income	$(7,839)	$1,836	$21,891	$14,932

Earnings per share:
Net (loss) income (from above)	$(7,839)	$1,836	$21,891	$14,932
Less: preferred stock dividends	770	763	182	181
Net (loss) income available to common stockholders	$(8,609)	$1,073	$21,709	$14,751
Basic (loss) earnings per share	$(0.36)	$0.04	$0.83	$0.55
Diluted (loss) earnings per share	(0.36)	0.04	0.77	0.52

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Blue Bird Corporation
Macon, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) and subsidiaries as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 28, 2019 and September 29, 2018, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 12, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Atlanta, Georgia

December 12, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Blue Bird Corporation
Macon, Georgia
Opinion on Internal Control over Financial Reporting
We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and schedules and our report dated December 12, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Atlanta, Georgia

December 12, 2019

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	September 28, 2019	September 29, 2018
Assets
Current assets
Cash and cash equivalents	$70,959	$60,260
Accounts receivable, net	10,537	24,067
Inventories	78,830	57,333
Other current assets	11,765	8,183
Total current assets	$172,091	$149,843
Property, plant and equipment, net	100,058	66,054
Goodwill	18,825	18,825
Intangible assets, net	54,720	55,472
Equity investment in affiliate	11,106	11,123
Deferred tax assets	3,600	4,437
Finance lease right-of-use assets	4,638	—
Other assets	375	1,676
Total assets	$365,413	$307,430
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$102,266	$95,780
Warranty	9,161	9,142
Accrued expenses	28,697	21,935
Deferred warranty income	8,632	8,159
Finance lease obligations	716	—
Other current liabilities	10,310	3,941
Current portion of long-term debt	9,900	9,900
Total current liabilities	$169,682	$148,857
Long-term liabilities
Long-term debt	$173,226	$132,239
Warranty	13,182	13,504
Deferred warranty income	15,413	15,032
Deferred tax liabilities	168	197
Finance lease obligations	3,921	—
Other liabilities	12,108	4,924
Pension	45,524	21,013
Total long-term liabilities	$263,542	$186,909
Guarantees, commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 93,000 issued with liquidation preference of $0 and $9,300 at September 28, 2019 and September 29, 2018, respectively	$—	$9,300
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,476,336 and 27,259,262 shares outstanding at September 28, 2019 and September 29, 2018, respectively.	3	3
Additional paid-in capital	84,271	70,023
Accumulated deficit	(45,649)	(69,235)
Accumulated other comprehensive loss	(56,154)	(38,427)
Treasury stock, at cost, 1,782,568 and 0 shares at September 28, 2019 and September 29, 2018, respectively	(50,282)	—
Total stockholders' deficit	$(67,811)	$(28,336)
Total liabilities and stockholders' deficit	$365,413	$307,430

The accompanying notes are an integral part of these consolidated financial statements.
BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2019	2018	2017
Net sales	$1,018,874	$1,024,976	$990,602
Cost of goods sold	885,400	902,988	863,234
Gross profit	$133,474	$121,988	$127,368
Operating expenses
Selling, general and administrative expenses	89,642	86,911	67,836
Operating profit	$43,832	$35,077	$59,532
Interest expense	(12,879)	(6,661)	(7,251)
Interest income	9	70	140
Other expense, net	(1,331)	(1,613)	(4,929)
Loss on debt extinguishment	—	—	(10,142)
Income before income taxes	$29,631	$26,873	$37,350
Income tax (expense) benefit	(7,573)	2,620	(11,856)
Equity in net income of non-consolidated affiliate	2,242	1,327	3,307
Net income	$24,300	$30,820	$28,801

Earnings per share:
Net income (from above)	$24,300	$30,820	$28,801
Less: preferred stock dividends	—	1,896	4,261
Less: preferred stock repurchase	—	—	6,091
Net income available to common stockholders	$24,300	$28,924	$18,449

Basic weighted average shares outstanding	26,455,436	25,259,595	23,343,772
Diluted weighted average shares outstanding	27,043,814	28,616,862	24,877,729

Basic earnings per share	$0.92	$1.15	$0.79
Diluted earnings per share	$0.90	$1.08	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
(in thousands)	2019	2018	2017
Net income	$24,300	$30,820	$28,801
Other comprehensive (loss) income, net of tax
Net change in defined benefit pension plan	(17,727)	5,448	15,003
Net unrealized gain on cash flow hedges	—	—	13
Total other comprehensive (loss) income, net of tax	$(17,727)	$5,448	$15,016
Comprehensive income	$6,573	$36,268	$43,817

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$24,300	$30,820	$28,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,383	9,042	8,180
Non-cash interest expense	3,822	771	1,107
Share-based compensation	4,273	2,628	1,270
Equity in net income of affiliate	(2,242)	(1,327)	(3,307)
Loss (gain) on disposal of fixed assets	5	114	(33)
Deferred taxes	6,632	5,655	(1,202)
Amortization of deferred actuarial pension losses	2,758	3,521	6,291
Loss on debt extinguishment	—	—	10,142
Foreign currency hedges	109	(109)	—
Changes in assets and liabilities:
Accounts receivable	13,530	(13,920)	10,167
Inventories	(21,497)	17,786	(22,349)
Other assets	(4,651)	2,755	(5,469)
Accounts payable	6,318	3,096	8,404
Accrued expenses, pension and other liabilities	9,707	(14,307)	1,013
Dividend from equity investment in affiliate	2,259	1,828	4,626
Total adjustments	$31,406	$17,533	$18,840
Total cash provided by operating activities	$55,706	$48,353	$47,641
Cash flows from investing activities
Cash paid for fixed assets and acquired intangible assets	$(35,514)	$(32,118)	$(9,252)
Proceeds from sale of fixed assets	47	14	48
Total cash used in investing activities	$(35,467)	$(32,104)	$(9,204)
Cash flows from financing activities
Borrowings under the senior term loan	$50,000	$—	$156,887
Repayments under the former senior term loan	—	—	(161,500)
Repayments under the new term loan	(9,900)	(7,850)	(6,000)
Principal payments on finance leases	(133)	—	—
Cash paid for capital leases	—	(158)	(155)
Cash paid for debt issuance costs	—	(2,006)	(299)
Cash paid to extinguish debt	—	—	(507)
Payment of dividends on preferred stock	—	(1,896)	(4,261)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(636)	(2,211)	(1,013)
Proceeds from exercises of warrants	1,499	22,102	23,045
Common stock, preferred stock, and warrant repurchases under share repurchase programs	—	(26,586)	(34,327)
Tender offer repurchase of common stock and preferred stock	(50,370)	—	—
Total cash used in financing activities	$(9,540)	$(18,605)	$(28,130)
Change in cash and cash equivalents	10,699	(2,356)	10,307
Cash and cash equivalents, beginning of year	60,260	62,616	52,309
Cash and cash equivalents, end of year	$70,959	$60,260	$62,616

	Fiscal Years Ended
(in thousands)	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$10,408	$5,782	$6,081
Income tax paid, net of tax refunds	4,586	3,673	8,420
Non-cash Investing and Financing Activities:
Changes in accounts payable for capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$8,040	$6,389	$(1,719)
Cashless exercise of stock options	481	3,570	4,216
Cashless exercise of warrants	416	—	—
Right-of-use assets obtained in exchange for operating lease obligations	8,040	—	—
Right-of-use assets obtained in exchange for finance lease obligations	4,770	—	—
Conversion of preferred stock into common stock	9,264	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, October 1, 2016	22,518,058	$2	$50,771	500,000	$50,000	$(58,891)	$(128,856)	—	$—	$(86,974)
Exercise of stock warrants	2,003,914	—	23,045	—	—	—	—	—	—	23,045
Restricted stock activity	—	—	—	—	—	—	—	—	—	—
Stock option activity	82,124	—	(1,013)	—	—	—	—	—	—	(1,013)
Preferred stock dividends	—	—	(4,261)	—	—	—	—	—	—	(4,261)
Share repurchase program	(864,752)	—	(24,282)	(100,000)	(10,000)	—	—	—	—	(34,282)
Share-based compensation expense	—	—	1,158	—	—	—	—	—	—	1,158
Net income	—	—	—	—	—	—	28,801	—	—	28,801
Other comprehensive income, net of tax	—	—	—	—	—	15,016	—	—	—	15,016
Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	—	$—	$(58,510)
Exercise of stock warrants	1,921,901	1	22,102	—	—	—	—	—	—	22,103
Restricted stock activity	33,963	—	(370)	—	—	—	—	—	—	(370)
Stock option activity	97,504	—	(1,841)	—	—	—	—	—	—	(1,841)
Preferred stock dividends	—	—	(1,896)	—	—	—	—	—	—	(1,896)
Share repurchase program	(1,183,412)	—	(26,586)	—	—	—	—	—	—	(26,586)
Preferred stock conversion	2,649,962	—	30,700	(307)	(30,700)	—	—	—	—	—
Share-based compensation expense	—	—	2,496	—	—	—	—	—	—	2,496
Net income	—	—	—	—	—	—	30,820	—	—	30,820
Other comprehensive income, net of tax	—	—	—	—	—	5,448	—	—	—	5,448
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Exercise of stock warrants	144,996	—	1,499	—	—	—	—	—	—	1,499
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Exercise of stock options, cashless	3,836	—	(40)	—	—	—	—	—	—	(40)
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,282)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Share-based compensation expense	—	—	4,173	—	—	—	—	—	—	4,173
Net income	—	—	—	—	—	—	24,300	—	—	24,300
Other comprehensive loss, net of tax	—	—	—	—	—	(17,727)	—	—	—	(17,727)
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal years 2019, 2018, and 2017, there were a total of 52 weeks.

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

Revenue Recognition

The Company records revenue when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue, when or as, we satisfy performance obligations.

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

The Company includes shipping and handling revenues, which represents costs billed to customers, in net sales on the Consolidated Statements of Operations. The related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations.

See Note 12, Revenue, for further revenue information. See Note 3, Supplemental Financial Information, for further information on warranties and shipping and handling costs.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis using the following periods, which represent the estimated useful lives of the assets:

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

Leases

We determine if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for office space, warehouse space, or a combination of both. We elected to account for leases with initial terms of 12 months or less as straight-line expense and not record assets or liabilities. For a lease with an initial term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and lease liability on the Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

We determine whether the lease is an operating or finance lease at inception based on the information and expectations for the lease at that time. Operating lease ROU assets are included in property, plant and equipment and the lease liabilities are included in other current liabilities and other liabilities on our Consolidated Balance Sheets. Finance lease ROU assets are included in finance lease right-of-use assets and the lease liabilities are included in finance lease obligations (current) and finance lease obligations (long-term) on our Consolidated Balance Sheets.

Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the leases recorded do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets also include any base rental or lease payments made and excludes lease incentives.

The two components of operating lease expense, amortization and interest, are recognized on a straight-line basis over the lease term as a single expense element within selling, general and administrative expenses on the Consolidated Statements of Operations. Under the finance lease model, interest on the lease liability is recognized in interest expense and amortization of ROU assets are characterized on the Consolidated Statements of Operations based on the underlying use of the assets.

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

Our intangible assets with a definite useful life are amortized over their estimated useful lives, 2, 7, or 20 years, using the straight-line method. The useful lives of our intangible assets are reassessed annually and they are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $3.1 million and $4.0 million at September 28, 2019 and September 29, 2018, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $0.9 million, $0.8 million and $1.1 million for the fiscal years ended 2019, 2018 and 2017, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 28, 2019. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other expense, net on our Consolidated Statements of Operations.

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

The Bus segment also sells extended warranties related to its products. Revenue related to these contracts is recognized on a straight-line basis over the contract period and costs thereunder are expensed as incurred. All warranty expenses are recorded in the cost of goods sold line on the Consolidated Statements of Operations. The current methodology to determine short-term extended warranty income reserve is based on twelve months of the remaining warranty value for each effective extended warranty at the balance sheet date. See Note 3, Supplemental Financial Information, for further information.

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For the fiscal years ended 2019, 2018 and 2017, the Company expensed $11.5 million, $8.5 million and $7.4 million, respectively.

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

	Fiscal Years Ended
	2018			2017
(in thousands)	As Previously Reported	New Standard Adjustment	As Restated	As Previously Reported	New Standard Adjustment	As Restated
Selling, general and administrative expenses	$88,755	$(1,844)	$86,911	$72,831	$(4,995)	$67,836
Operating profit	33,233	1,844	35,077	54,537	4,995	59,532
Other income (expense), net	231	(1,844)	(1,613)	66	(4,995)	(4,929)
Net income	30,820	—	30,820	28,801	—	28,801

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

ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this amended guidance in the first quarter of fiscal 2019 using the required modified retrospective approach; however, we had no hedging relationships in effect at the adoption date that were impacted by the guidance. We do not expect this amended guidance to have a material impact on the Company's consolidated financial statements.

ASU 2016-12 and 2016-10 — In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and in April 2016 issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide further clarification to be considered when implementing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted this standard in the first quarter of fiscal 2019 using the modified retrospective transition approach, which we applied to all contracts impacted by the new standard at the date of initial application. At adoption, we accounted for specific sales incentives offered to our customers by recording an increase of $0.9 million in accrued liabilities, a $0.7 million adjustment to retained earnings, and a $0.2 million deferred tax asset. Amounts recorded in prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Please see Note 12, Revenue, for additional information regarding the adoption of this new accounting standard.

ASU 2018-05 — In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates income tax accounting to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. For more information regarding the impact of the Tax Act, see Note 9, Income Taxes.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. The standard will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this standard in the first quarter of fiscal 2019 using the modified retrospective adoption approach with a cumulative-effect adjustment recognized on the balance sheet on the adoption date with prior periods not recast, and electing the practical expedients allowed under the standard. At adoption, we recognized operating lease right-of-use assets totaling $7.3 million and operating lease liabilities totaling $9.2 million. The impact on our results of operations and cash flows was not material.

ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which made targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard in the first quarter of fiscal 2019 and contemporaneous with adoption made a policy election to classify distributions received from our equity method investment using the nature of distribution approach. Adoption of the standard had no current impact on the Company's consolidated financial statements, as this is the manner in which we have recorded previous distributions from our equity method investee. In 2019, we received $2.3 million in dividends.

Recently Issued Accounting Standards

We believe that no new accounting guidance was issued during the year ended September 28, 2019 that is relevant to our financial statements.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	September 28, 2019	September 29, 2018
Accounts receivable	$10,637	$24,167
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$10,537	$24,067

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2019	2018	2017
Balance at beginning of period	$22,646	$20,910	$19,444
Add: current period accruals	10,869	11,454	11,075
Less: current period reductions of accrual	(11,172)	(9,718)	(9,609)
Balance at end of period	$22,343	$22,646	$20,910

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the fiscal years presented:

(in thousands)	2019	2018	2017
Balance at beginning of period	$23,191	$19,295	$16,187
Add: current period deferred income	9,238	10,854	9,146
Less: current period recognition of income	(8,384)	(6,958)	(6,038)
Balance at end of period	$24,045	$23,191	$19,295

With the adoption of ASU No. 2016-12 (as described in Note 2, Summary of Significant Accounting Policies and Recently Issued Accounting Standards), the outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $8.6 million in fiscal 2020, and the remaining balance thereafter.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	September 28, 2019	September 29, 2018
Current portion	2,933	3,332
Long-term portion	1,775	1,901
Total accrued self-insurance	$4,708	$5,233

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues represent costs billed to customers and are presented as part of net sales on the accompanying Consolidated Statements of Operations. Shipping and handling costs incurred are included in cost of goods sold. Shipping and handling revenues recognized were $19.4 million, $20.7 million and $19.1 million for the fiscal years ended 2019, 2018 and 2017, respectively. The related cost of goods sold were $17.0 million, $17.8 million and $17.0 million for the fiscal years ended 2019, 2018 and 2017, respectively.

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined in Note 8) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range where we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3% The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At September 28, 2019, the fair value of the interest rate collar contract was $(1.2) million and is included in "other current liabilities" on the Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	September 28, 2019	September 29, 2018
Raw materials	$60,033	$42,439
Work in process	16,663	13,141
Finished goods	2,134	1,753
Total inventories	$78,830	$57,333

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	September 28, 2019	September 29, 2018
Land	$2,164	$2,159
Buildings	45,550	22,514
Machinery and equipment	97,460	68,761
Office furniture, equipment and other	2,182	2,059
Computer equipment and software	16,638	17,250
Construction in process	8,421	28,004
Property, plant and equipment, gross	172,415	140,747
Accumulated depreciation and amortization	(79,229)	(74,693)
Operating lease right-of-use assets (1)	6,872	—
Property, plant and equipment, net	$100,058	$66,054

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $7.3 million, $7.0 million, and $6.2 million for the fiscal years ended 2019, 2018, and 2017, respectively.

We capitalized $1.4 million of interest expense in the fiscal year ended 2019 related to the construction of plant manufacturing assets.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
September 28, 2019
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

September 29, 2018
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of the fiscal years ended 2019 and 2018, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	September 28, 2019			September 29, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$1,337	$1,819	$982	$280	$702
Finite lived: Customer relationships	37,425	24,340	13,085	37,425	22,471	14,954
Total amortized intangible assets	40,581	25,677	14,904	38,407	22,751	15,656
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$25,677	$54,720	$78,223	$22,751	$55,472

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of the fiscal years ended 2019 and 2018, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairments of our indefinite lived intangibles have been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 2 or 7 years. Total amortization expense for intangible assets was $2.9 million, $2.0 million, and $2.0 million for the fiscal years ended 2019, 2018, and 2017, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

(in thousands)
Fiscal Years Ending	Amortization Expense
2020	$3,178
2021	2,099
2022	2,010
2023	2,010
2024	1,869
Thereafter	3,738
Total amortization expense	$14,904

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

The credit facility provided for under the Credit Agreement consisted of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility includes a $15.0 million letter of credit sub-facility and a $5.0 million swing-line sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries including the Borrower, with certain exclusions as set forth in a Collateral Agreement entered into on the Closing Date.

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

Amended Credit Agreement

On September 13, 2018, the Company entered into a first amendment of the December 12, 2016 credit agreement ("Amended Credit Agreement"). The Amended Credit Agreement provided for additional funding of $50.0 million and was funded in the first quarter of fiscal 2019. Substantially all of the proceeds were used to complete a tender offer to purchase shares of our common and preferred stock.

The Amended Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (as disclosed at the end of this footnote). In connection with the first Amended Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and will be amortized over the life of the Amended Credit Agreement using the effective interest method.

The interest rate on the Term Loan Facility is (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25%, and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands)	September 28, 2019	September 29, 2018
2023 term loan, net of deferred financing costs of $3,124 and $4,011, respectively	$183,126	$142,139
Less: Current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$173,226	$132,239

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At September 28, 2019 and September 29, 2018, $186.3 million and $146.2 million, respectively, were outstanding on the term loans (net of deferred financing costs).

At September 28, 2019 and September 29, 2018, the stated interest rates on the term loans were 4.4% and 4.5%, respectively. At September 28, 2019 and September 29, 2018, the weighted-average annual effective interest rates for the term loans were 5.0% and 4.1%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at September 28, 2019; however, there were $6.9 million of Letters of Credit outstanding on September 28, 2019, providing the Company the ability to borrow $93.1 million on the revolving line of credit.

Interest expense on all indebtedness for the fiscal years ended 2019, 2018 and 2017 was $12.9 million, $6.7 million, and $7.3 million, respectively.

The schedule of remaining principal maturities for total debt for the next five fiscal years is as follows:

(in thousands)
Year	Principal Payments
2020	$9,900
2021	9,900
2022	14,850
2023	151,600
Total remaining principal payments	$186,250

9. Income Taxes

The components of income tax expense were as follows for the fiscal years presented:

(in thousands)	2019	2018	2017
Current tax provision:
Federal	$156	$8,925	$(11,705)
State	(985)	(559)	(1,353)
Foreign	(112)	(91)	—
Total current tax (provision) benefit	$(941)	$8,275	$(13,058)
Deferred tax provision:
Federal	$(5,844)	$(6,816)	$767
State	(788)	1,161	435
Total deferred tax (provision) benefit	(6,632)	(5,655)	1,202
Income tax (expense) benefit	$(7,573)	$2,620	$(11,856)

At September 28, 2019, the Company had $0.3 million in federal tax credit carryforwards.

The effective tax rates for the fiscal years ended 2019, 2018 and 2017 were 25.6%, (9.7)% and 31.7%, respectively.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. While the statutory rate was 21% in 2019, the Company applied a transitional or blended U.S. statutory federal income tax rate of 24.5% for 2018.

The impact of the Tax Act increased our provision for income taxes by $2.1 million in 2018. This increase was composed of $2.0 million related to the re-measurement of net deferred tax assets and liabilities and $0.1 million associated with the deemed repatriation tax. In 2018, we finalized our tax reform estimates under Staff Accounting Bulletin118.

The effective tax rate for the fiscal year ended 2019 differed from the statutory federal income tax rate of 21.0%, mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which includes the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that are greater than our ability to utilize before expiration. These items were partially offset by benefits from federal and state tax credits.

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

A reconciliation between the reported income tax expense for continuing operations and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2019	2018	2017
Federal tax expense at statutory rate	$(6,223)	$(6,584)	$(13,073)
(Increase) reduction in income taxes resulting from:
State taxes, net	(611)	1,501	(307)
Change in uncertain tax positions	—	7,606	(651)
Share-based compensation	(320)	735	210
Permanent items	(59)	366	701
Valuation allowance	(1,043)	(783)	(90)
Tax credits	470	470	530
Return to accrual true-ups	115	1,699	646
Investor tax on non-consolidated affiliate income	14	1,734	271
Tax rate adjustments	(32)	(3,756)	(144)
Other	116	(368)	51
Income tax (expense) benefit	$(7,573)	$2,620	$(11,856)

The Company’s liability arising from uncertain tax positions was recorded in other non-current liabilities on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2019	2018	2017
Balance, beginning of year	$—	$6,389	$6,389
Lapses of applicable statute of limitations	—	(6,389)	—
Balance, end of year	$—	$—	$6,389

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest and penalties at September 28, 2019 and September 29, 2018.

The Company is subject to taxation mostly in the United States and various state jurisdictions. At September 28, 2019, tax years prior to 2015 are generally no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands)	September 28, 2019	September 29, 2018
Deferred tax liabilities
Property, plant and equipment	$(12,944)	$(4,012)
Other intangible assets	(12,054)	(11,584)
Investor tax on non-consolidated affiliate income	(495)	(496)
Other assets	(93)	(534)
Total deferred tax liabilities	$(25,586)	$(16,626)
Deferred tax assets
NOL carryforward	$601	$577
Accrued expenses	7,923	6,280
Compensation	12,415	6,540
Inventories	1,023	1,194
Unearned income	3,669	3,069
Tax credits	5,863	4,638
Total deferred tax assets	$31,494	$22,298
Less: valuation allowance	(2,476)	(1,432)
Deferred tax assets less valuation allowance	$29,018	$20,866
Net deferred tax assets	$3,432	$4,240

10. Guarantees, Commitments and Contingencies

Litigation

At September 28, 2019, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability using a discount rate of 10.5%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.4 million and $0.4 million at September 28, 2019 and September 29, 2018, respectively. The estimated aggregate undiscounted amount that will be incurred over the next eight years is $0.8 million. The estimated payments for each of the next five years are $0.1 million per year and the aggregate amount thereafter is $0.3 million. Future expenditures may exceed the amounts accrued and estimated.
Guarantees
In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At September 28, 2019, we had $7.0 million in aggregate guarantees outstanding which relate to guarantees of indebtedness on term loans and credit line increases. The guarantees have remaining maturities of up to 3.3 years. The $7.0 million represents the maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At September 28, 2019, $0.5 million was included in other current liabilities on our Consolidated Balance Sheets for the estimated fair value of the guarantees.
Lease Commitments
We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 4 months to 8.2 years with the option to extend leases for up to 5.0 years.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Year Ended
Lease cost	Classification	2019
Operating leases	Selling, general and administrative expenses	1,898
Finance leases
Amortization of lease assets	Cost of goods sold	133
Interest on lease liabilities	Interest expense	17
Short-term leases (1)	Cost of goods sold or Selling, general and administrative expenses	1,356
Total lease cost		3,404

(1) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Classification depends on the purpose of the underlying lease.

Total rent expense was $2.0 million and $1.3 million for the fiscal years ended 2018 and 2017, respectively.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	September 28, 2019
Assets
Operating	Property, plant and equipment	6,872
Finance (1)	Finance lease right-of-use	4,638
Total lease assets		11,510

Liabilities
Current
Operating	Other current liabilities	1,187
Finance	Finance lease obligations	716
Long-term
Operating	Other liabilities	7,658
Finance	Finance lease obligations	3,921
Total lease liabilities		13,482

(1) Net of accumulated amortization of $0.1 million
The operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms. The finance lease recorded does assume renewal based on our expectations with regard to the lease and the contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	September 28, 2019
Fiscal Years Ended	Operating	Finance	Total
2020	$1,562	$899	$2,461
2021	1,388	899	2,287
2022	1,404	899	2,303
2023	1,427	898	2,325
2024	1,444	898	2,342
Thereafter	3,165	748	3,913
Total future minimum lease payments	10,390	5,241	15,631
Less: imputed interest	1,545	604	2,149
Total lease liabilities	$8,845	$4,637	$13,482

Lease terms and discount rates are presented in the following table:

	September 28, 2019
	Operating	Finance
Weighted average remaining lease term	7.1 years	5.8 years
Weighted average discount rate	4.5%	4.2%

Supplemental cash flow information is presented in the following table:

Fiscal Year Ended
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	1,758
Operating cash flows - finance leases	17
Financing cash flows - finance leases	133
Right-of-use assets exchanged for lease liabilities
Operating leases	8,040
Finance leases	4,770

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments for the next five fiscal years is expected to be as follows:

(in thousands)
Years Ended	Amount
2020	$97,887
Total purchase commitments	$97,887

11. Segment Information

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

Net sales

(in thousands)	2019	2018	2017
Bus (1)	$952,242	$962,769	$930,738
Parts (1)	66,632	62,207	59,864
Segment net sales	$1,018,874	$1,024,976	$990,602

(1) Parts segment revenue includes $3.5 million, $2.4 million, and $2.5 million for the fiscal years ended 2019, 2018 and 2017, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

(in thousands)	2019	2018	2017
Bus	$110,015	$100,002	$106,462
Parts	23,459	21,986	20,906
Segment gross profit	$133,474	$121,988	$127,368

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands)	2019	2018	2017
Segment gross profit	$133,474	$121,988	$127,368
Adjustments:
Selling, general and administrative expenses	(89,642)	(86,911)	(67,836)
Interest expense	(12,879)	(6,661)	(7,251)
Interest income	9	70	140
Other expense, net	(1,331)	(1,613)	(4,929)
Loss on debt extinguishment	—	—	(10,142)
Income before income taxes	$29,631	$26,873	$37,350

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2019	2018	2017
United States	$929,523	$911,558	878,631
Canada	80,056	106,762	104,016
Rest of world	9,295	6,656	7,955
Total net sales	$1,018,874	$1,024,976	990,602

12. Revenue

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

The difference in revenue recognized under the new guidance versus the previous guidance was an increase of $0.1 million for the fiscal year ended 2019. Under the new guidance, at adoption, we recorded $0.9 million in accrued liabilities, a deferred tax asset of $0.2 million, and a $0.7 million retained earnings adjustment. Under previous guidance, we would not have recorded any accrued liabilities or deferred tax assets resulting in no retained earnings impact on our Condensed Consolidated Balance Sheets.

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2019	2018	2017
Diesel buses	$476,909	$588,863	$599,367
Alternative fuel buses (1)	426,508	344,021	300,700
Other (2)	50,906	31,900	32,595
Parts	64,551	60,192	57,940
Net sales	$1,018,874	$1,024,976	$990,602

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis and bus shell sales.

13. Stockholders’ Deficit

Repurchase of Convertible Preferred Stock

On November 13, 2018, the Company converted all remaining outstanding shares of its Series A Convertible Cumulative Preferred Stock, and issued 799,615 shares of Common Stock. There were no dividends paid with the conversion.

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

Tender Offer

On October 15, 2018, the Company received $50.0 million in funding from the Amended Credit Agreement (refer to Note 8, Debt, for more information). In conjunction with the debt funding, we conducted a tender offer and accepted for purchase:
(i) 1,782,568 shares of our Common Stock at a price of $28.00 per share, which we held as Treasury Stock; and
(ii) 364 shares of our Series A Convertible Cumulative Preferred Stock at a price of $241.69 per share,
The total aggregate cost was approximately $50.3 million, which includes fees and expenses related to the tender offer.

Warrants

At September 28, 2019, there were a total of 748,316 warrants outstanding to purchase 374,158 shares of our Common Stock.

14. Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2019	2018	2017
Numerator:
Net income	$24,300	$30,820	$28,801
Less: preferred stock dividends	—	1,896	4,261
Less: preferred stock repurchase	—	—	6,091
Net income available to common stockholders	$24,300	$28,924	$18,449

Basic earnings per share (1):
Weighted average common shares outstanding	26,455,436	25,259,595	23,343,772
Basic earnings per share	$0.92	$1.15	$0.79

Diluted earnings per share (2):
Weighted average common shares outstanding	26,455,436	25,259,595	23,343,772
Weighted average dilutive securities, convertible preferred stock	98,984	2,294,205	—
Weighted average dilutive securities, restricted stock	180,032	50,891	19,073
Weighted average dilutive securities, warrants	179,105	737,183	1,280,265
Weighted average dilutive securities, stock options	130,257	274,988	234,619
Weighted average shares and dilutive potential common shares	27,043,814	28,616,862	24,877,729
Diluted earnings per share	$0.90	$1.08	$0.74

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

Restricted Stock Awards

The following table summarizes the Company's RSA and RSU award activity for the fiscal year presented:

	2019
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	118,074	$18.59
Granted	187,188	17.00
Vested	(85,337)	18.21
Forfeited	(35,828)	17.83
Balance, end of year	184,097	17.30

The weighted-average grant date fair value of restricted stock awards granted in the fiscal years ended 2018 and 2017 was $18.59 and $15.82, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $2.6 million, $1.6 million, and $0.8 million for the fiscal years ended 2019, 2018, and 2017, respectively, with associated tax benefits of $0.7 million, $0.4 million, and $0.3 million, respectively. At September 28, 2019, unrecognized compensation cost related to restricted stock awards totaled $0.6 million and is expected to be recognized over a weighted-average period of three months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2019
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	498,427	$13.38
Granted	326,249	16.92
Exercised (1)	(30,221)	16.10
Forfeited	(74,472)	16.81
Outstanding options, end of year (2)	719,983	$14.45
Fully vested and exercisable options, end of year (3)	412,585	$12.77

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $0.1 million.
(2) Stock options outstanding at the end of the fiscal year had an aggregate intrinsic value totaling $3.3 million.
(3) Fully vested and exercisable options at fiscal year-end had an aggregate intrinsic value totaling $2.6 million with a weighted average contractual term of 6.5 years.

The total aggregate intrinsic value of stock options exercised during the fiscal years ended 2018 and 2017 were $4.2 million and $2.3 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $1.5 million, $0.9 million, and $0.4 million for the fiscal years ended 2019, 2018, and 2017, respectively, with associated tax benefits of $0.4 million, $0.2 million, and $0.1 million, respectively. At September 28, 2019, unrecognized compensation cost related to stock option awards totaled $0.4 million and is expected to be recognized over a weighted-average period of three months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2019	2018	2017
Expected volatility	31.0%	29.2%	33.7%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.75%	2.16%	1.90%
Expected term (in years)	4.5 - 5.5	5.0 - 5.5	5.5
Weighted-average grant-date fair value	$5.58	$6.15	$5.35

16. Benefit Plans
Defined Benefit Pension Plans

The Company has a defined benefit pension plan (the “Defined Benefit Plan”) covering U.S. hourly and salaried personnel. On May 13, 2002, the Defined Benefit Plan was amended to freeze new participation as of May 15, 2002, and therefore, any new employees who started on or after May 15, 2002 were not permitted to participate in the Defined Benefit Plan. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is calculated beyond this date.

The Company contributed $0.0 million and $5.9 million to the Defined Benefit Plan during the fiscal years ended September 28, 2019 and September 29, 2018, respectively. For the fiscal years ended September 28, 2019 and September 29, 2018, benefits paid were $7.3 million and $7.1 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $163.6 million and $144.5 million at September 28, 2019 and September 29, 2018, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands)	2019	2018
Projected benefit obligation balance, beginning of year	$144,484	$144,737
Interest cost	6,047	5,428
Assumption changes (1)	21,805	770
Actuarial (gain) loss	(1,423)	686
Benefits paid	(7,341)	(7,137)
Projected benefit obligations balance, end of year	$163,572	$144,484

(1) The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value Blue Bird’s future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2019	2018
Fair value of plan assets, beginning of year	$123,471	$112,311
Actual return on plan assets	1,918	12,348
Employer contribution	—	5,949
Expenses	—	—
Benefits paid	(7,341)	(7,137)
Fair value of plan assets, end of year	$118,048	$123,471

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	September 28, 2019	September 29, 2018
Benefit obligation	$163,572	$144,484
Fair value of plan assets	118,048	123,471
Funded status	(45,524)	(21,013)
Net pension liability recognized	$(45,524)	$(21,013)
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During the fiscal years ended 2019 and 2018, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 28, 2019, the measurement date.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
September 28, 2019
Assets:
Equity securities	$—	$79,627	$—	$79,627
Debt securities	—	38,421	—	38,421
Total assets at fair value	$—	$118,048	$—	$118,048

September 29, 2018
Assets:
Equity securities	$—	$86,410	$—	$86,410
Debt securities	—	37,061	—	37,061
Total assets at fair value	$—	$123,471	$—	$123,471

The following table represents net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands)	2019	2018	2017
Interest cost	$6,047	$5,428	$5,063
Expected return on plan assets	(7,619)	(7,105)	(6,359)
Amortization of net loss	2,758	3,521	6,291
Net periodic benefit cost (1)	$1,186	$1,844	$4,995
Net loss (gain)	$26,083	$(3,787)	$(17,232)
Amortization of net loss	(2,758)	(3,521)	(6,291)
Total loss (gain) recognized in other comprehensive income	$23,325	$(7,308)	$(23,523)
Total loss (gain) recognized in net periodic pension benefit cost and other comprehensive income	$24,511	$(5,464)	$(18,528)

(1) As disclosed in Note 2, we reclassified previously reported pension expense amounts of $1.8 million and $5.0 million from selling, general and administrative expenses to other expense, net for the fiscal years ended 2018 and 2017, respectively.

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.7 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	September 28, 2019	September 29, 2018
Discount rate	3.10%	4.30%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	September 28, 2019	September 29, 2018
Discount rate	4.30%	3.85%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated, the measurement date, are as follows:

	September 28, 2019	September 29, 2018
Equity securities	67%	70%
Debt securities	33%	30%
Total securities	100%	100%

There was no Company common stock included in equity securities. Assets of the Defined Benefit Plan are invested primarily in common stock funds. Assets are valued using quoted prices in active markets.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. In estimating that rate, appropriate consideration is given to the returns being earned by the plan assets in the fund and rates of return expected to be available for reinvestment and a building block method. The expected rate of return on each asset class is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long term estimate of future returns on default free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate).

The investment strategy for pension plan assets is to limit risk through asset allocation, diversification, selection and timing. Assets are managed on a total return basis, with dividends and interest reinvested in the account.

The Company expects to contribute $3.7 million to its Defined Benefit Plan in fiscal year 2020 in accordance with required IRS minimums. The following benefit payments are expected to be paid out of the Company's pension assets to the plan participants in the fiscal years indicated:

(in thousands)	Expected Payments
2020	$7,958
2021	8,057
2022	8,251
2023	8,508
2024	8,758
2025 - 2029	45,678
Total expected future benefit payments	$87,210

Defined Contribution Plans

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During the fiscal years ended 2019, 2018 and 2017, the Company offered a 50% match on the first 6% of the employee’s contributions. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $2.2 million, $1.9 million and $1.9 million for the fiscal years ended 2019, 2018, and 2017, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for the fiscal years ended 2019, 2018, and 2017, was $12.1 million, $14.3 million, and $13.6 million, respectively.

Employee Compensation Plans

The Management Incentive Plan (the “MIP”) compensates certain key salaried management employees and is derived from "EBITDA" (earnings before interest, taxes, depreciation, and amortization) and "free cash flow" metrics. MIP bonus liabilities of $4.8 million and $2.4 million are included in accrued expenses on the Consolidated Balance Sheets at September 28, 2019 and September 29, 2018, respectively.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. ("Micro Bird"), and accounts for Micro Bird under the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and reduced by any dividends received. At September 28, 2019 and September 29, 2018, the Company had an investment of $11.1 million and $11.1 million, respectively. During fiscal years ended 2019, 2018, and 2017, Micro Bird paid dividends to all common stockholders, and the Company received $2.3 million, $1.8 million, and $4.6 million, respectively, gross of any required withholding taxes. The dividends reduced the carrying value of our investment and are presented as cash inflows in the operating section of our Consolidated Statements of Cash Flows.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $2.2 million, $1.3 million, and $3.3 million in equity in net income of non-consolidated affiliate for the fiscal years ended 2019, 2018, and 2017, respectively.

18. Accumulated Other Comprehensive Income

The following table provides information on changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total AOCI
Balance, October 1, 2016	$(58,878)	$(13)	$(58,891)
Other comprehensive income, gross	17,232	344	17,576
Amounts reclassified from other comprehensive income and included in earnings	6,291	(324)	5,967
Total other comprehensive income, before taxes	23,523	20	23,543
Income tax expense	(8,520)	(7)	(8,527)
Balance, September 30, 2017	$(43,875)	$—	$(43,875)
Other comprehensive income, gross	3,787	—	3,787
Amounts reclassified from other comprehensive income and included in earnings	3,521	—	3,521
Total other comprehensive income, before taxes	7,308	—	7,308
Income tax expense	(1,860)	—	(1,860)
Balance, September 29, 2018	$(38,427)	$—	$(38,427)
Other comprehensive income, gross	(26,083)	—	(26,083)
Amounts reclassified from other comprehensive income and included in earnings	2,758	—	2,758
Total other comprehensive income, before taxes	(23,325)	—	(23,325)
Income tax expense	5,598	—	5,598
Balance, September 28, 2019	$(56,154)	$—	$(56,154)

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 28, 2019 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 28, 2019.

Our independent registered public accounting firm has issued their report on the effectiveness of our internal control over financial reporting as of September 28, 2019, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2020. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 28, 2019 and September 29, 2018

Consolidated Statements of Operations for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017

Consolidated Statements of Comprehensive Income for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017

Consolidated Statements of Stockholders' Deficit for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017

Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017

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

3.2	The registrant’s Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 (File No. 333-192982) filed by the registrant on December 20, 2013).

4.1	Specimen stock certificate for the registrant’s common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.2	Specimen warrant certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

4.3
Warrant Agreement, dated as of January 16, 2014, between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2014).

4.4
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

4.5
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

10.8††*	Revised form of grant agreement for non-qualified stock options granted under the registrant's Incentive Plan.

10.9††*	Revised form of grant agreement for restricted stock units granted under the registrant's Incentive Plan.

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

10.17††
Offer Letter dated March 29, 2016 and Severance Agreement dated April 18, 2016 between Blue Bird Corporation and Mark Terry (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.18††
Offer Letter dated October 19, 2015 between Blue Bird Corporation and Tom Roberts (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.19
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

101*
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

_________________________
*Filed herewith.
†The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
††Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
September 30, 2017	$100	$—	$—	$100
September 29, 2018	100	—	—	100
September 28, 2019	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
September 30, 2017	$558	$92	$—	$650
September 29, 2018	650	847	(65)	1,432
September 28, 2019	1,432	1,203	(159)	2,476

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2019                    By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Phil Horlock	President, Chief Executive Officer and Director
Phil Horlock	(Principal Executive Officer)	December 12, 2019

/s/ Phil Tighe	Chief Financial Officer
Phil Tighe	(Principal Financial and Accounting Officer)	December 12, 2019

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 12, 2019

/s/ Chan Galbato
Chan Galbato	Director	December 12, 2019

/s/ Douglas Grimm
Douglas Grimm	Director	December 12, 2019

/s/ Kevin Penn
Kevin Penn	Director	December 12, 2019

/s/ Connor Wentzell
Connor Wentzell	Director	December 12, 2019

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 12, 2019

/s/ Kathleen M. Shaw, PH.D.
Kathleen M. Shaw, PH.D.	Director	December 12, 2019