Form 10-K/A
period 2019-09-28
Blue Bird Corp
filed 2020-02-05
CIK 1589526

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement delivered to stockholders in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or "this Amendment", amends the Annual Report on Form 10-K for the fiscal year ended September 28, 2019 originally filed on December 12, 2019, or "the Original Filing", by Blue Bird Corporation. We are filing this Amendment to amend the information in Item 15 of Part IV of Form10-K. We are amending this item solely to add exhibit 4.6, "Description of the registrant's securities".

This Amendment amends and restates in its entirety Item 15 of Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission, or "SEC".

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

4.6*	Description of the registrant's securities.

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

10.8††	Revised form of grant agreement for non-qualified stock options granted under the registrant's Incentive Plan.

10.9††	Revised form of grant agreement for restricted stock units granted under the registrant's Incentive Plan.

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

21.1	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 5, 2020                By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.    Description

4.6	Description of the registrant's securities.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.