Form 10-Q
period 2020-01-04
Blue Bird Corp
filed 2020-02-13
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 4, 2020

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

At February 7, 2020, 26,839,825 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	January 4, 2020	September 28, 2019
Assets
Current assets
Cash and cash equivalents	$7,700	$70,959
Accounts receivable, net	5,918	10,537
Inventories	138,627	78,830
Other current assets	11,853	11,765
Total current assets	$164,098	$172,091
Property, plant and equipment, net	104,341	100,058
Goodwill	18,825	18,825
Intangible assets, net	53,948	54,720
Equity investment in affiliate	11,275	11,106
Deferred tax assets	3,725	3,600
Finance lease right-of-use assets	4,439	4,638
Other assets	283	375
Total assets	$360,934	$365,413
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$75,045	$102,266
Warranty	8,475	9,161
Accrued expenses	23,904	28,697
Deferred warranty income	8,424	8,632
Finance lease obligations	724	716
Other current liabilities	7,764	10,310
Current portion of long-term debt	9,900	9,900
Total current liabilities	$134,236	$169,682
Long-term liabilities
Revolving credit facility	$35,000	$—
Long-term debt	170,973	173,226
Warranty	13,256	13,182
Deferred warranty income	14,320	15,413
Deferred tax liabilities	271	168
Finance lease obligations	3,734	3,921
Other liabilities	12,085	12,108
Pension	44,915	45,524
Total long-term liabilities	$294,554	$263,542
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued at January 4, 2020 and September 28, 2019	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,511,641 and 26,476,336 shares outstanding at January 4, 2020 and September 28, 2019, respectively	3	3
Additional paid-in capital	84,302	84,271
Accumulated deficit	(46,052)	(45,649)
Accumulated other comprehensive loss	(55,827)	(56,154)
Treasury stock, at cost, 1,782,568 shares at January 4, 2020 and September 28, 2019	(50,282)	(50,282)
Total stockholders' deficit	$(67,856)	$(67,811)
Total liabilities and stockholders' deficit	$360,934	$365,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	January 4, 2020	December 29, 2018
Net sales	$153,217	$154,926
Cost of goods sold	131,917	135,816
Gross profit	$21,300	$19,110
Operating expenses
Selling, general and administrative expenses	20,495	17,273
Operating profit	$805	$1,837
Interest expense	(1,897)	(2,874)
Interest income	—	9
Other income (expense), net	194	(349)
Loss before income taxes	$(898)	$(1,377)
Income tax benefit	326	236
Equity in net income (loss) of non-consolidated affiliate	169	(79)
Net loss	$(403)	$(1,220)

Earnings per share:
Basic weighted average shares outstanding	26,481,441	26,302,865
Diluted weighted average shares outstanding	26,481,441	26,302,865
Basic loss per share	$(0.02)	$(0.05)
Diluted loss per share	$(0.02)	$(0.05)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Net loss	$(403)	$(1,220)
Other comprehensive income (loss), net of tax
Net change in defined benefit pension plan	327	524
Net unrealized loss on cash flow hedges	—	(814)
Total other comprehensive income (loss)	$327	$(290)
Comprehensive loss	$(76)	$(1,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Cash flows from operating activities
Net loss	$(403)	$(1,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,457	2,193
Non-cash interest expense	618	213
Share-based compensation	1,093	852
Equity in net income of affiliate	(169)	79
(Gain) loss on disposal of fixed assets	(121)	30
Deferred taxes	(125)	267
Amortization of deferred actuarial pension losses	430	689
Foreign currency hedges	—	109
Changes in assets and liabilities:
Accounts receivable	4,619	13,793
Inventories	(59,797)	(26,884)
Other assets	3	(4,805)
Accounts payable	(25,071)	(28,299)
Accrued expenses, pension and other liabilities	(10,522)	(5,225)
Total adjustments	$(85,585)	$(46,988)
Total cash used in operating activities	$(85,988)	$(48,208)
Cash flows from investing activities
Cash paid for fixed assets	$(9,287)	$(10,787)
Proceeds from sale of fixed assets	150	—
Total cash used in investing activities	$(9,137)	$(10,787)
Cash flows from financing activities
Borrowings under the revolving credit facility	$35,000	$20,000
Borrowings under the senior term loan	—	50,000
Repayments under the senior term loan	(2,475)	(2,475)
Principal payments on finance leases	(225)	—
Cash paid for employee taxes on vested restricted shares and stock option exercises	(806)	(243)
Proceeds from exercises of warrants	372	620
Tender offer repurchase of common stock and preferred stock	—	(50,349)
Total cash provided by financing activities	$31,866	$17,553
Change in cash and cash equivalents	(63,259)	(41,442)
Cash and cash equivalents, beginning of period	70,959	60,260
Cash and cash equivalents, end of period	$7,700	$18,818

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$2,235	$2,430
Income tax paid, net of tax refunds	—	9
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$(2,150)	$(1,575)
Employee taxes payable on vested restricted shares and stock option exercises	(572)	—
Cashless exercise of stock options	195	—
Right-of-use assets obtained in exchange for operating lease obligations	—	8,040
Conversion of preferred stock into common stock	—	9,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Warrant exercises	32,321	—	372	—	—	—	—	—	—	372
Restricted stock activity	2,915	—	(1,368)	—	—	—	—	—	—	(1,368)
Stock option activity	69	—	(10)	—	—	—	—	—	—	(10)
Share-based compensation expense	—	—	1,037	—	—	—	—	—	—	1,037
Net loss	—	—	—	—	—	—	(403)	—	—	(403)
Other comprehensive income, net of tax	—	—	—	—	—	327	—	—	—	327
Balance, January 4, 2020	26,511,641	$3	$84,302	—	$—	$(55,827)	$(46,052)	1,782,568	$(50,282)	$(67,856)

Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Warrant exercises	54,435	—	620	—	—	—	—	—	—	620
Restricted stock activity	20,513	—	(239)	—	—	—	—	—	—	(239)
Stock option activity	331	—	(4)	—	—	—	—	—	—	(4)
Share-based compensation expense	—	—	821	—	—	—	—	—	—	821
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,261)	(50,349)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,220)	—	—	(1,220)
Other comprehensive loss, net of tax	—	—	—	—	—	(290)	—	—	—	(290)
Balance, December 29, 2018	26,351,588	$3	$80,433	—	$—	$(38,717)	$(71,169)	1,782,568	$(50,261)	$(79,711)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2020, there is a total of 53 weeks. The first quarters of fiscal 2020 and 2019 included 14 weeks and 13 weeks, respectively.

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

The Condensed Consolidated Balance Sheet data as of September 28, 2019 was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended September 28, 2019 as set forth in the Company's 2019 Form 10-K filed on December 12, 2019.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended January 4, 2020, except as follows (and as discussed in the Recently Adopted Accounting Standards section of this Note 2):

Amortization of Deferred Pension Losses

Historically, the Company has amortized deferred losses from our frozen defined benefit pension plan accounted for under ASC 715, Compensation - Retirement Benefits, over the expected remaining employment period of the participants who remained employed with the Company. ASC 715 states that if all or almost all of a plan's participants are inactive, the average remaining life expectancy of the inactive participants shall be used to amortize the unrecognized net gain or loss instead of the average remaining service period of active plan participants. In the first quarter of 2020, the ratio of active (employed) to inactive participants in our plan declined to less than 10%, a figure we believe meets the definition of almost all participants as inactive. Accordingly, we have changed the amortization period from approximately seven years in 2019 to approximately 23 years in 2020. Future amortization periods (remaining life expectancy) will be determined based on the participant and actuarial data at that time.

Recently Adopted Accounting Standards

ASU 2018-02 – In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We adopted this ASU, in the first quarter of fiscal 2020, and did not elect to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. We use a specific identification approach to release the income tax effects in AOCI.

ASU 2019-12 – In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the process for calculating interim (intraperiod) income taxes and the accounting for deferred tax liabilities for foreign equity-method investments, among other simplifications. We have early adopted this standard effective the first quarter of fiscal 2020. The impacts of adopting this standard were not material to us.

Recently Issued Accounting Standards

Other than the adoptions of ASU 2019-12 and ASU 2018-02 noted above, we believe that no new accounting guidance was issued during the three months ended January 4, 2020 that is relevant to our financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	January 4, 2020	September 28, 2019
Raw materials	$113,186	$60,033
Work in process	23,614	16,663
Finished goods	1,827	2,134
Total inventories	$138,627	$78,830

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Balance at beginning of period	$22,343	$22,646
Add current period accruals	1,501	1,590
Current period reductions of accrual	(2,113)	(2,378)
Balance at end of period	$21,731	$21,858
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Balance at beginning of period	$24,045	$23,191
Add current period deferred income	951	1,366
Current period recognition of income	(2,252)	(2,025)
Balance at end of period	$22,744	$22,532

The outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $6.4 million of the outstanding contract liability during the remainder of fiscal 2020, $6.9 million in fiscal 2021, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	January 4, 2020	September 28, 2019
Current portion	$3,061	$2,933
Long-term portion	1,844	1,775
Total accrued self-insurance	$4,905	$4,708

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.5 million and $3.3 million for the three months ended January 4, 2020 and December 29, 2018, respectively. The related cost of goods sold was $3.1 million and $3.0 million for the three months ended January 4, 2020 and December 29, 2018, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Interest cost	$1,237	$1,512
Expected return on plan assets	(1,846)	(1,905)
Amortization of prior loss	430	689
Net periodic benefit cost	$(179)	$296
Amortization of prior loss, recognized in other comprehensive income	430	689
Total recognized in net periodic pension benefit cost and other comprehensive income	$(609)	$(393)

Warrants

At January 4, 2020, there were a total of 683,674 warrants outstanding to purchase 341,837 shares of our Common Stock. The warrants expire on February 24, 2020.

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

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At January 4, 2020, the fair value of the interest rate collar contract was $(0.8) million and is included in "other current liabilities" on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Debt

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	January 4, 2020	September 28, 2019
2023 term loan, net of deferred financing costs of $2,902 and $3,124, respectively	$180,873	$183,126
Less: current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$170,973	$173,226

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At January 4, 2020 and September 28, 2019, $183.8 million and $186.3 million, respectively, were outstanding on the term loans.

At January 4, 2020 and September 28, 2019, the stated interest rates on the term loans were 4.0% and 4.4%, respectively. At January 4, 2020 and September 28, 2019, the weighted-average annual effective interest rates for the term loans were 4.5% and 5.0%, respectively, which includes amortization of the deferred financing costs.

At January 4, 2020, $35.0 million in borrowings were outstanding on the Revolving Credit Facility and $6.9 million of Letters of Credit were outstanding; therefore, the Company would have been able to borrow $58.1 million on the revolving line of credit.

Interest expense on all indebtedness was $1.9 million and $2.9 million for the three months ended January 4, 2020 and December 29, 2018, respectively.

The schedule of remaining principal payments through maturity for total debt is as follows:

(in thousands of dollars)
Year	Principal Payments
2020	$7,425
2021	9,900
2022	14,850
2023	186,600
Total remaining principal payments	$218,775

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

Three Months

The effective tax rate for the three month period ended January 4, 2020 was 36.3%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, such as federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three month period ended December 29, 2018 was 17.1%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At January 4, 2020, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore management believes that the resolution of pending environmental matters will not have a material adverse effect on the Company’s financial statements.

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At January 4, 2020, we had a $3.0 million guarantee outstanding which relates to a guarantee of indebtedness for a term loan with remaining maturity up to 3.0 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At January 4, 2020, $0.4 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

Lease Commitments

We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have a remaining term of 5.5 to 7.9 years with the option to extend leases for up to five years.

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

Net sales

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Bus (1)	$134,772	$139,210
Parts (1)	18,445	15,716
Segment net sales	$153,217	$154,926

(1) Parts segment revenue includes $1.2 million and $0.6 million for the three months ended January 4, 2020 and December 29, 2018, respectively, related to inter-segment sales of parts that were eliminated by the Bus segment upon consolidation.

Gross profit

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Bus	$14,867	$13,515
Parts	6,433	5,595
Segment gross profit	$21,300	$19,110

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Segment gross profit	$21,300	$19,110
Adjustments:
Selling, general and administrative expenses	(20,495)	(17,273)
Interest expense	(1,897)	(2,874)
Interest income	—	9
Other income (expense), net	194	(349)
Loss before income taxes	$(898)	$(1,377)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
United States	$136,266	$151,485
Canada	13,156	3,076
Rest of world	3,795	365
Total net sales	$153,217	$154,926

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Diesel buses	$76,750	$89,820
Alternative fuel buses (1)	51,734	43,081
Other (2)	6,843	6,802
Parts	17,890	15,223
Net sales	$153,217	$154,926

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	January 4, 2020	December 29, 2018
Numerator:
Net loss	$(403)	$(1,220)

Denominator:
Weighted-average common shares outstanding	26,481,441	26,302,865
Effect of dilutive securities (1)	—	—
Weighted-average shares and dilutive potential common shares	26,481,441	26,302,865

Earnings per share:
Basic loss per share	$(0.02)	$(0.05)
Diluted loss per share	$(0.02)	$(0.05)

(1) Potentially dilutive securities representing 1.3 million and 1.5 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended January 4, 2020 and December 29, 2018, respectively, because their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Cash Flow Hedges (Effective Portion)	Total
January 4, 2020
Beginning Balance	$(56,154)	$—	$(56,154)
Amounts reclassified from other comprehensive loss and included in earnings	430	—	430
Total other comprehensive income, before taxes	430	—	430
Income tax expense	(103)	—	(103)
Ending Balance January 4, 2020	$(55,827)	$—	$(55,827)

December 29, 2018
Beginning Balance	$(38,427)	$—	$(38,427)
Other comprehensive income, gross	—	(1,130)	(1,130)
Amounts reclassified from other comprehensive loss and included in earnings	689	59	748
Total other comprehensive income (loss), before taxes	689	(1,071)	(382)
Income tax (expense) benefit	(165)	257	92
Ending Balance December 29, 2018	$(37,903)	$(814)	$(38,717)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three months ended January 4, 2020 and December 29, 2018 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 28, 2019 as “fiscal 2019”. We refer to the quarter ended January 4, 2020 as the “first quarter of fiscal 2020” and we refer to the quarter ended December 29, 2018 as the “first quarter of fiscal 2019”. There were 14 weeks in the first quarter of fiscal 2020, and 13 weeks in the first quarter of fiscal 2019.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative to diesel fuel applications with its propane-powered, gasoline-powered, compressed natural gas (“CNG”)-powered, and all-electric-powered school buses.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended January 4, 2020, except as follows:

Amortization of Deferred Pension Losses

Historically, the Company has amortized deferred losses from our frozen defined benefit pension plan accounted for under ASC 715, Compensation - Retirement Benefits, over the expected remaining employment period of the participants who remained employed with the Company. ASC 715 states that if all or almost all of a plan's participants are inactive, the average remaining life expectancy of the inactive participants shall be used to amortize the unrecognized net gain or loss instead of the average remaining service period of active plan participants. In the first quarter of 2020, the ratio of active (employed) to inactive participants in our plan declined to less than 10%, a figure we believe meets the definition of almost all participants as inactive. Accordingly, we have changed the amortization period from approximately seven years in 2019 to approximately 23 years in 2020. Future years will be determined based on the participant data at that time.

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

•
Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing, information technology services, along with other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.

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

•
Other income (expense), net. This includes periodic pension expense as well as gains or losses on foreign currency, if any. Other immaterial amounts not associated with operating expenses may also be included here.

•
Equity in net income (loss) of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

This filing includes the following non-GAAP financial measures: “Adjusted EBITDA”, “Adjusted EBITDA Margin”, and “Free Cash Flow.” Management views these metrics as a useful way to look at the performance of our operations between periods and to exclude decisions on capital investment and financing that might otherwise impact the review of profitability of the business based on present market conditions.

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

Consolidated Results of Operations for the Three Months Ended January 4, 2020 and December 29, 2018:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Net sales	$153,217	$154,926
Cost of goods sold	131,917	135,816
Gross profit	$21,300	$19,110
Operating expenses
Selling, general and administrative expenses	20,495	17,273
Operating profit	$805	$1,837
Interest expense	(1,897)	(2,874)
Interest income	—	9
Other income (expense), net	194	(349)
Loss before income taxes	$(898)	$(1,377)
Income tax benefit	326	236
Equity in net income (loss) of non-consolidated affiliate	169	(79)
Net loss	$(403)	$(1,220)
Other financial data:
Adjusted EBITDA	$8,025	$7,216
Adjusted EBITDA margin	5.2%	4.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	January 4, 2020	December 29, 2018
Bus	$134,772	$139,210
Parts	18,445	15,716
Total	$153,217	$154,926

Gross Profit by Segment
Bus	$14,867	$13,515
Parts	6,433	5,595
Total	$21,300	$19,110

Net sales. Net sales were $153.2 million for the first quarter of fiscal 2020, a decrease of $1.7 million, or 1.1%, compared to $154.9 million for the first quarter of fiscal 2019.

Bus sales decreased $4.4 million, or 3.2%, reflecting a decrease in units booked and higher sales prices per unit. Bus volumes were impacted by the timing of orders and customer delivery requirements. In the first quarter of fiscal 2020, 1,460 units were booked compared to 1,600 units booked for the same period in fiscal 2019. The 6.1% increase in unit price for the first quarter of fiscal 2020 compared to the same period in fiscal 2019 mainly reflects pricing actions taken to partially offset commodity costs, as well as product and customer mix changes.

Parts sales increased $2.7 million, or 17.4%, for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, as we had higher sales volumes, due in part to the extra week in the first quarter of fiscal 2020 compared to fiscal 2019.

Cost of goods sold. Total cost of goods sold was $131.9 million for the first quarter of fiscal 2020, a decrease of $3.9 million, or 2.9%, compared to $135.8 million for the first quarter of fiscal 2019. As a percentage of net sales, total cost of goods sold improved from 87.7% to 86.1%.

Bus segment cost of goods sold decreased $5.8 million, or 4.6%, for the first quarter of fiscal 2020 compared to the same period in fiscal 2019. The average cost of goods sold per unit for the first quarter of fiscal 2020 was 4.5% higher compared to the first quarter of fiscal 2019 due to raw material price increases related to rising commodity costs and tariffs, which were partially offset by cost savings resulting from our operational improvement initiatives.

The $1.9 million, or 18.7%, increase in parts segment cost of goods sold for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was attributed to higher sales volumes and a change in product mix.

Operating profit. Operating profit was $0.8 million for the first quarter of fiscal 2020, a decrease of $1.0 million, compared to operating profit of $1.8 million for the first quarter of fiscal 2019. Profitability was negatively impacted by an increase of $3.2 million in selling, general and administrative expenses, which was partially offset by an increase of $2.2 million in gross profit.

Interest expense. Interest expense was $1.9 million for the first quarter of fiscal 2020, a decrease of $1.0 million, or 34.0%, compared to $2.9 million for the first quarter of fiscal 2019. The decrease was primarily attributed to changes in the interest rate collar fair value recorded in interest expense.

Income taxes. We recorded an income tax benefit of $0.3 million for the first quarter of fiscal 2020, compared to an income tax benefit of $0.2 million for the same period in fiscal 2019.

The effective tax rate for the three month period ended January 4, 2020 was 36.3%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, such as federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three month period ended December 29, 2018 was 17.1%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $8.0 million, or 5.2% of net sales, for the first quarter of fiscal 2020, an increase of $0.8 million, or 11.2%, compared to $7.2 million, or 4.7% of net sales, for the first quarter of fiscal 2019. The increase in Adjusted EBITDA is primarily the result of an increase of $2.2 million in gross profit, which was partially offset by higher adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Net loss	$(403)	$(1,220)
Adjustments:
Interest expense, net (1)	1,993	2,968
Income tax benefit	(326)	(236)
Depreciation, amortization, and disposals (2)	3,538	2,407
Operational transformation initiatives	1,114	244
Foreign currency hedges	—	109
Share-based compensation	1,093	852
Product redesign initiatives	1,010	2,149
Other	6	(57)
Adjusted EBITDA	$8,025	$7,216
Adjusted EBITDA margin (percentage of net sales)	5.2%	4.7%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.2 million for both fiscal periods, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At January 4, 2020, the Company had $7.7 million of available cash (net of outstanding checks) and $58.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Detailed descriptions of the Company’s original Credit Agreement dated December 12, 2016 and its Amended Credit Agreement dated September 13, 2018 are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the Securities and Exchange Commission on December 12, 2019.

At January 4, 2020, the Borrower (as defined, Blue Bird Body Company, a subsidiary of the Company) and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Cash and cash equivalents at beginning of period	$70,959	$60,260
Total cash used in operating activities	(85,988)	(48,208)
Total cash used in investing activities	(9,137)	(10,787)
Total cash provided by financing activities	31,866	17,553
Change in cash and cash equivalents	$(63,259)	$(41,442)
Cash and cash equivalents at end of period	$7,700	$18,818

Total cash used in operating activities

Cash flows used in operating activities totaled $86.0 million for the three months ended January 4, 2020, as compared to $48.2 million of cash flows used in operating activities for the three months ended December 29, 2018. The $37.8 million increase in cash used was primarily attributed to an inventory increase compared to prior year's inventory change totaling $32.9 million, a decrease in the impact of changes in accounts receivable totaling $9.2 million, non-cash components of net income totaling $0.8 million, and lower net income of $0.8 million. The increase in cash used was partially offset by a decrease in the impact of changes in accounts payable of $3.2 million between years.

Total cash used in investing activities

Cash flows used in investing activities totaled $9.1 million for the three months ended January 4, 2020, as compared to $10.8 million of cash flows used in investing activities for the three months ended December 29, 2018. The $1.7 million decrease was due to a reduction of spending on manufacturing assets as the new paint facility was completed in fiscal 2019.

Total cash provided by financing activities

Cash flows provided by financing activities totaled $31.9 million for the three months ended January 4, 2020, as compared to $17.6 million of cash flows provided by financing activities for the three months ended December 29, 2018. The $14.3 million increase was primarily attributed to a $15.0 million increase in borrowings under the revolving credit facility compared to the first quarter of fiscal 2019.

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

	Three Months Ended
(in thousands of dollars)	January 4, 2020	December 29, 2018
Net cash used in operating activities	$(85,988)	$(48,208)
Cash paid for fixed assets	(9,287)	(10,787)
Free cash flow	$(95,275)	$(58,995)

Free cash flow for the three months ended January 4, 2020 was $36.3 million lower than the three months ended December 29, 2018, due to, as discussed above, a decrease of $1.5 million in cash paid for fixed assets and a $37.8 million increase in cash used in operating activities.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at January 4, 2020, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

At January 4, 2020, there were 0.3 million shares of common stock issuable upon exercise of outstanding warrants. The warrants expire on February 24, 2020.

We had a $3.0 million guarantee outstanding at January 4, 2020 which relates to a guarantee of indebtedness for a term loan with a remaining maturity up to 3.0 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate risks, commodity risks or currency risks previously disclosed in Part II, Item 7A of the Company’s 2019 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 4, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 4, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2019 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially affect our business, financial condition, cash flows or future results. The risks described in the 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.    Description

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2	Bylaws of Blue Bird Corporation (incorporated by reference to the Company’s Form S-1, filed with the SEC on December 20, 2013).

10.1*††	Severance agreement dated May 10, 2012 between the registrant and Charles Jenkins III.

10.2*††	Revised form of grant agreement for the grant of non-qualified stock options under the registrant's 2015 Omnibus Equity Inventive Plan ("Incentive Plan").

10.3*††	Revised form of grant agreement for the grant of restricted stock under the registrant's Incentive Plan.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

††	Management contract or compensatory plan or arrangement.

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

Blue Bird Corporation

Dated:	February 13, 2020	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	February 13, 2020	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer