Form 10-Q
period 2020-04-04
Blue Bird Corp
filed 2020-05-14
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2020

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

At May 8, 2020, 27,027,272 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	April 4, 2020	September 28, 2019
Assets
Current assets
Cash and cash equivalents	$34,086	$70,959
Accounts receivable, net	7,082	10,537
Inventories	143,942	78,830
Other current assets	13,257	11,765
Total current assets	$198,367	$172,091
Property, plant and equipment, net	104,541	100,058
Goodwill	18,825	18,825
Intangible assets, net	53,176	54,720
Equity investment in affiliate	10,986	11,106
Deferred tax assets	3,891	3,600
Finance lease right-of-use assets	6,086	4,638
Other assets	228	375
Total assets	$396,100	$365,413
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$116,007	$102,266
Warranty	8,345	9,161
Accrued expenses	18,111	28,697
Deferred warranty income	8,545	8,632
Finance lease obligations	734	716
Other current liabilities	11,889	10,310
Current portion of long-term debt	9,900	9,900
Total current liabilities	$173,531	$169,682
Long-term liabilities
Revolving credit facility	$30,000	$—
Long-term debt	168,715	173,226
Warranty	13,053	13,182
Deferred warranty income	14,403	15,413
Deferred tax liabilities	374	168
Finance lease obligations	5,419	3,921
Other liabilities	11,862	12,108
Pension	43,806	45,524
Total long-term liabilities	$287,632	$263,542
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued at April 4, 2020 and September 28, 2019	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,027,272 and 26,476,336 shares outstanding at April 4, 2020 and September 28, 2019, respectively	3	3
Additional paid-in capital	87,408	84,271
Accumulated deficit	(46,691)	(45,649)
Accumulated other comprehensive loss	(55,501)	(56,154)
Treasury stock, at cost, 1,782,568 shares at April 4, 2020 and September 28, 2019	(50,282)	(50,282)
Total stockholders' deficit	$(65,063)	$(67,811)
Total liabilities and stockholders' deficit	$396,100	$365,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales	$255,412	$211,642	$408,629	$366,568
Cost of goods sold	231,243	185,688	363,160	321,504
Gross profit	$24,169	$25,954	$45,469	$45,064
Operating expenses
Selling, general and administrative expenses	19,858	22,928	40,353	40,201
Operating profit	$4,311	$3,026	$5,116	$4,863
Interest expense	(5,658)	(3,998)	(7,555)	(6,872)
Interest income	—	—	—	9
Other income (expense), net	180	(275)	374	(624)
Loss before income taxes	$(1,167)	$(1,247)	$(2,065)	$(2,624)
Income tax benefit	817	179	1,143	415
Equity in net (loss) income of non-consolidated affiliate	(289)	395	(120)	316
Net loss	$(639)	$(673)	$(1,042)	$(1,893)

Earnings per share:
Basic weighted average shares outstanding	26,866,822	26,595,280	26,667,860	26,449,072
Diluted weighted average shares outstanding	26,866,822	26,595,280	26,667,860	26,449,072
Basic loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)
Diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net loss	$(639)	$(673)	$(1,042)	$(1,893)
Other comprehensive income, net of tax
Net change in defined benefit pension plan	326	524	653	1,048
Total other comprehensive income	$326	$524	$653	$1,048
Comprehensive loss	$(313)	$(149)	$(389)	$(845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Cash flows from operating activities
Net loss	$(1,042)	$(1,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,086	4,844
Non-cash interest expense	2,926	2,451
Share-based compensation	2,297	2,045
Equity in net loss (income) of non-consolidated affiliate	120	(316)
(Gain) loss on disposal of fixed assets	(121)	27
Deferred taxes	(291)	83
Amortization of deferred actuarial pension losses	859	1,379
Foreign currency hedges	—	109
Changes in assets and liabilities:
Accounts receivable	3,455	15,795
Inventories	(65,112)	(68,607)
Other assets	(1,350)	(3,992)
Accounts payable	17,782	16,378
Accrued expenses, pension and other liabilities	(14,818)	4,925
Total adjustments	$(47,167)	$(24,879)
Total cash used in operating activities	$(48,209)	$(26,772)
Cash flows from investing activities
Cash paid for fixed assets	$(14,251)	$(22,706)
Proceeds from sale of fixed assets	150	—
Total cash used in investing activities	$(14,101)	$(22,706)
Cash flows from financing activities
Borrowings under the revolving credit facility	$30,000	$20,000
Borrowings under the senior term loan	—	50,000
Repayments under the senior term loan	(4,950)	(4,950)
Principal payments on finance leases	(540)	—
Cash paid for employee taxes on vested restricted shares and stock option exercises	(3,313)	(602)
Proceeds from exercises of warrants	4,240	740
Tender offer repurchase of common stock and preferred stock	—	(50,370)
Total cash provided by financing activities	$25,437	$14,818
Change in cash and cash equivalents	(36,873)	(34,660)
Cash and cash equivalents, beginning of period	70,959	60,260
Cash and cash equivalents, end of period	$34,086	$25,600

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$4,807	$5,055
Income tax paid, net of tax refunds	327	2,325
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$(4,041)	$1,728
Cashless exercise of stock options	5,246	42
Cash receivable for warrant exercises	—	555
Right-of-use assets obtained in exchange for finance lease obligations	1,942	—
Right-of-use assets obtained in exchange for operating lease obligations	—	8,040
Conversion of preferred stock into common stock	—	9,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, January 4, 2020	26,511,641	$3	$84,302	—	$—	$(55,827)	$(46,052)	1,782,568	$(50,282)	$(67,856)
Warrant exercises	336,391	—	3,868	—	—	—	—	—	—	3,868
Restricted stock activity	108,563	—	—	—	—	—	—	—	—	—
Stock option activity	70,677	—	(1,935)	—	—	—	—	—	—	(1,935)
Share-based compensation expense	—	—	1,173	—	—	—	—	—	—	1,173
Net loss	—	—	—	—	—	—	(639)	—	—	(639)
Other comprehensive income, net of tax	—	—	—	—	—	326	—	—	—	326
Balance, April 4, 2020	27,027,272	$3	$87,408	—	$—	$(55,501)	$(46,691)	1,782,568	$(50,282)	$(65,063)

Balance, December 29, 2018	26,351,588	$3	$80,433	—	$—	$(38,717)	$(71,169)	1,783	$(50,261)	$(79,711)
Warrant exercises	58,200	—	675	—	—	—	—	—	—	675
Restricted stock activity	30,682	—	(357)	—	—	—	—	—	—	(357)
Stock option activity	193	—	(2)	—	—	—	—	—	—	(2)
Share-based compensation expense	—	—	1,161	—	—	—	—	—	—	1,161
Tender offer share repurchases	—	—	(21)	—	—	—	—	—	—	(21)
Net loss	—	—	—	—	—	—	(673)	—	—	(673)
Other comprehensive income, net of tax	—	—	—	—	—	1,338	—	—	—	1,338
Balance, March 30, 2019	26,440,663	$3	$81,889	—	$—	$(37,379)	$(71,842)	1,782,568	$(50,261)	$(77,590)

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782.568	$(50,282)	$(67,811)
Warrant exercises	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	73,592	—	(1,368)	—	—	—	—	—	—	(1,368)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	2,210	—	—	—	—	—	—	2,210
Net loss	—	—	—	—	—	—	(1,042)	—	—	(1,042)
Other comprehensive income, net of tax	—	—	—	—	—	653	—	—	—	653
Balance, April 4, 2020	27,027,272	$3	$87,408	—	$—	$(55,501)	$(46,691)	1,782,568	$(50,282)	$(65,063)

Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Warrant exercises	112,635	—	1,295	—	—	—	—	—	—	1,295
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Stock option activity	524	—	(6)	—	—	—	—	—	—	(6)
Share-based compensation expense	—	—	1,982	—	—	—	—	—	—	1,982
Tender offer share repurchases	(1,782,568)	—	(73)	(364)	(36)	—	—	1,782,568	(50,261)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,893)	—	—	(1,893)
Other comprehensive income, net of tax	—	—	—	—	—	1,048	—	—	—	1,048
Balance, March 30, 2019	26,440,663	$3	$81,889	—	$—	$(37,379)	$(71,842)	1,782,568	$(50,261)	$(77,590)

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

COVID-19

During our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The COVID-19 pandemic did not materially impact our second fiscal quarter of 2020 financial condition, results of operations, or liquidity. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged economic shutdown could have a material adverse impact on our financial results. For further discussion about COVID-19, please refer to Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2020, there is a total of 53 weeks. The second quarters of fiscal 2020 and 2019 both included 13 weeks. The six month periods in fiscal 2020 and 2019 included 27 and 26 weeks, respectively.

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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including the extent and duration of COVID-19 related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 4, 2020, except as follows (and as discussed in the Recently Adopted Accounting Standards section of this Note 2):

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

Recently Issued Accounting Standards

ASU 2020-04 – On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022. Our debt and derivative agreements currently reference LIBOR. Contract language is expected to be incorporated into these agreements to address the transition to an alternative rate. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	April 4, 2020	September 28, 2019
Raw materials	$116,386	$60,033
Work in process	18,089	16,663
Finished goods	9,467	2,134
Total inventories	$143,942	$78,830

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Balance at beginning of period	$21,731	$21,858	$22,343	$22,646
Add current period accruals	2,628	2,248	4,129	3,838
Current period reductions of accrual	(2,961)	(2,586)	(5,074)	(4,964)
Balance at end of period	$21,398	$21,520	$21,398	$21,520
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Balance at beginning of period	$22,744	$22,532	$24,045	$23,191
Add current period deferred income	2,338	2,440	3,289	3,806
Current period recognition of income	(2,134)	(2,071)	(4,386)	(4,096)
Balance at end of period	$22,948	$22,901	$22,948	$22,901

The outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $4.5 million of the outstanding contract liability during the remainder of fiscal 2020, $7.4 million in fiscal 2021, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	April 4, 2020	September 28, 2019
Current portion	$3,120	$2,933
Long-term portion	1,935	1,775
Total accrued self-insurance	$5,055	$4,708

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.1 million and $3.2 million for the three months ended April 4, 2020 and March 30, 2019, respectively, and $7.6 million and $6.5 million for the six months ended April 4, 2020 and March 30, 2019, respectively. The related cost of goods sold was $3.5 million and $2.7 million for the three months ended April 4, 2020 and March 30, 2019, respectively, and $6.6 million and $5.7 million for the six months ended April 4, 2020 and March 30, 2019, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Interest cost	$1,237	$1,511	$2,474	$3,023
Expected return on plan assets	(1,846)	(1,904)	(3,692)	(3,809)
Amortization of prior loss	429	690	859	1,379
Net periodic benefit cost	$(180)	$297	$(359)	$593
Amortization of prior loss, recognized in other comprehensive income	429	690	859	1,379
Total recognized in net periodic pension benefit cost and other comprehensive income	$(609)	$(393)	$(1,218)	$(786)

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

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At April 4, 2020, the fair value of the interest rate collar contract was $(3.4) million and is included in "other current liabilities" on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Debt

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	April 4, 2020	September 28, 2019
2023 term loan, net of deferred financing costs of $2,685 and $3,124, respectively	$178,615	$183,126
Less: current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$168,715	$173,226

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At April 4, 2020 and September 28, 2019, $181.3 million and $186.3 million, respectively, were outstanding on the term loans.

At April 4, 2020 and September 28, 2019, the stated interest rates on the term loans were 3.2% and 4.4%, respectively. At April 4, 2020 and September 28, 2019, the weighted-average annual effective interest rates for the term loans were 4.5% and 5.0%, respectively, which includes amortization of the deferred financing costs.

At April 4, 2020, $30.0 million in borrowings were outstanding on the Revolving Credit Facility and $6.9 million of Letters of Credit were outstanding; therefore, the Company would have been able to borrow $63.1 million on the revolving line of credit.

Interest expense on all indebtedness was $5.7 million and $4.0 million for the three months ended April 4, 2020 and March 30, 2019, respectively, and $7.6 million and $6.9 million for the six months ended April 4, 2020 and March 30, 2019, respectively.

The schedule of remaining principal payments through maturity for total debt is as follows:

(in thousands of dollars)
Year	Principal Payments
2020	$4,950
2021	9,900
2022	14,850
2023	181,600
Total remaining principal payments	$211,300

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the forecast pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily the United States. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

On March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") into law. While the CARES Act has broad income tax implications for many companies, it did not have a material impact on our reported income tax accounts.

Three Months

The effective tax rate for the three-month period ended April 4, 2020 was 70.0%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three-month period ended March 30, 2019 was 14.4%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Six Months

The effective tax rate for the six-month period ended April 4, 2020 was 55.4% and differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the six-month period ended March 30, 2019 was 15.8% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At April 4, 2020, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At April 4, 2020, we had a $3.0 million guarantee outstanding which relates to a guarantee of indebtedness for a term loan with remaining maturity up to 2.8 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At April 4, 2020, $0.3 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

Lease Commitments

We have operating and finance leases for office and/or warehouse space and for equipment. Our leases have remaining terms of 4.7 to 7.7 years.

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

Net sales

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Bus (1)	$238,697	$195,065	$373,469	$334,275
Parts (1)	16,715	16,577	35,160	32,293
Segment net sales	$255,412	$211,642	$408,629	$366,568

(1) Parts segment revenue includes $1.2 million and $0.9 million for the three months ended April 4, 2020 and March 30, 2019, respectively, and $2.4 million and $1.5 million for the six months ended April 4, 2020 and March 30, 2019, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Bus	$17,938	$20,142	$32,805	$33,657
Parts	6,231	5,812	12,664	11,407
Segment gross profit	$24,169	$25,954	$45,469	$45,064

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Segment gross profit	$24,169	$25,954	$45,469	$45,064
Adjustments:
Selling, general and administrative expenses	(19,858)	(22,928)	(40,353)	(40,201)
Interest expense	(5,658)	(3,998)	(7,555)	(6,872)
Interest income	—	—	—	9
Other income (expense), net	180	(275)	374	(624)
Loss before income taxes	$(1,167)	$(1,247)	$(2,065)	$(2,624)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
United States	$232,477	$191,684	$368,743	$343,169
Canada	22,746	18,784	35,902	21,860
Rest of world	189	1,174	3,984	1,539
Total net sales	$255,412	$211,642	$408,629	$366,568

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Diesel buses	$113,649	$110,487	$190,399	$200,307
Alternative fuel buses (1)	113,057	75,320	164,791	118,401
Other (2)	12,505	9,773	19,348	16,575
Parts	16,201	16,062	34,091	31,285
Net sales	$255,412	$211,642	$408,629	$366,568

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Numerator:
Net loss	$(639)	$(673)	$(1,042)	$(1,893)

Denominator:
Weighted-average common shares outstanding	26,866,822	26,595,280	26,667,860	26,449,072
Effect of dilutive securities (1)	—	—	—	—
Weighted-average shares and dilutive potential common shares	26,866,822	26,595,280	26,667,860	26,449,072

Earnings per share:
Basic loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)
Diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)

(1) Potentially dilutive securities representing 0.5 million and 1.4 million shares of common stock were excluded from the computation of diluted earnings per share for April 4, 2020 and March 30, 2019, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total	Defined Benefit Pension Plan	Total
April 4, 2020
Beginning Balance	$(55,827)	$(55,827)	$(56,154)	$(56,154)
Amounts reclassified from other comprehensive loss and included in earnings	429	429	859	859
Total other comprehensive income, before taxes	429	429	859	859
Income tax expense	(103)	(103)	(206)	(206)
Ending Balance April 4, 2020	$(55,501)	$(55,501)	$(55,501)	$(55,501)

March 30, 2019
Beginning Balance	$(37,903)	$(37,903)	$(38,427)	$(38,427)
Amounts reclassified from other comprehensive loss and included in earnings	690	690	1,379	1,379
Total other comprehensive income, before taxes	690	690	1,379	1,379
Income tax expense	(166)	(166)	(331)	(331)
Ending Balance March 30, 2019	$(37,379)	$(37,379)	$(37,379)	$(37,379)

11. Subsequent Event

Second Amendment to the Credit Agreement

As reported in our May 8, 2020 Current Report on Form 8-K, on May 7, 2020, the Company entered into a Second Amendment which amended the Credit Agreement, dated as of December 12, 2016 (the “Credit Agreement”, as amended by that certain First Amendment to Credit Agreement, dated as of September 13, 2018 (the “First Amendment”), and as further amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment, among other things, provides for an aggregate lender commitment of $41.9 million of additional revolving commitments bringing the total revolving commitments to $141.9 million. The additional revolving commitments are intended to be used for working capital, to fund general corporate purposes and to pay transaction costs, fees and expenses related thereto and in connection with the Second Amendment. The revolving commitments under the Amended Credit Agreement will mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amendment. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%. Approximately $0.9 million in fees were incurred related to the amendment and are expected to be capitalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended April 4, 2020 and March 30, 2019 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 28, 2019 as “fiscal 2019”. We refer to the quarter ended April 4, 2020 as the “second quarter of fiscal 2020” and we refer to the quarter ended March 30, 2019 as the “second quarter of fiscal 2019”. The second quarters of fiscal 2020 and 2019 both included 13 weeks. The six month periods in fiscal 2020 and 2019 included 27 and 26 weeks, respectively.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and development results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•	the future financial performance of the Company;

•	negative changes in the market for Blue Bird products;

•	expansion plans and opportunities;

•	challenges or unexpected costs related to manufacturing;

•
future impacts from the novel coronavirus pandemic known as "COVID-19", and any other pandemics, public health crises, or epidemics, on capital markets, manufacturing and supply chain abilities, consumer and customer demand, school system operations, workplace conditions, and any other unexpected impacts, which could include, among other effects:

◦	disruption in global financial and credit markets;

◦	supply shortages and supplier financial risk, especially from our single-source suppliers impacted by the pandemic;

◦	negative impacts to manufacturing operations or the supply chain from shutdowns or other disruptions in operations;

◦	negative impacts on capacity and/or production in response to changes in demand due to the pandemic, including possible cost containment actions;

◦	financial difficulties of our customers impacted by the pandemic;

◦	reductions in market demand for our products due to the pandemic; and

◦	potential negative impacts of various actions taken by federal, state and/or local governments in response to the pandemic.

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

Impact of COVID-19 on Our Business

During our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic has triggered a significant downturn in global commerce and these challenging market conditions may continue for an extended period of time. In early April, in an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, we closed our manufacturing facilities for two weeks and requested our office employees to work from home. In late April, we restarted manufacturing operations. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely adversely affect our business for the remainder of our fiscal year 2020 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall U.S and global economy. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

The full extent of the potential impacts of COVID-19 on the Company's financial results in FY2020 is uncertain as it must take into account the level of demand among our customers and the ability of school boards to make timely decisions, the ability of suppliers who were shut down to resume operations and finally the ability of our employees to return to work and our ability to maintain continuous production for the balance of our fiscal year. A prolonged economic shutdown could also have a material adverse impact on sales and financial results beyond FY2020. See PART II, Item 1A. Risk Factors, of this Quarterly Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company is taking actions to improve liquidity and ensure continuity of supply; we currently have adequate liquidity and our manufacturing processes are presently operating. Even with adequate liquidity, we are evaluating and considering actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts of business interruptions from the pandemic. This includes reducing hiring activities and limiting discretionary spending. We may reduce anticipated spending on capital investment projects. We will continue to actively monitor the situation and may take further actions that may alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended April 4, 2020, except as follows:

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a discussion of new and recently adopted accounting pronouncements.

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

•
Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing, information technology services, and other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.

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

•
Equity in net (loss) income of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

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

Adjusted EBITDA is defined as net income prior to interest income, interest expense including the component of lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents interest expense on lease liabilities, income taxes, depreciation and amortization including the component of lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents amortization charges on right-of-use lease assets, and disposals, as adjusted to add back certain charges that we may record each year, such as stock-compensation expense, as well as non-recurring charges such as (i) significant product design changes; (ii) transaction related costs; (iii) discrete expenses related to major cost cutting initiatives; or (iv) costs directly attributed to the COVID-19 pandemic. We believe these expenses and non-recurring charges are not considered an indicator of ongoing company performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

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

Consolidated Results of Operations for the Three Months Ended April 4, 2020 and March 30, 2019:

	Three Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Net sales	$255,412	$211,642
Cost of goods sold	231,243	185,688
Gross profit	$24,169	$25,954
Operating expenses
Selling, general and administrative expenses	19,858	22,928
Operating profit	$4,311	$3,026
Interest expense	(5,658)	(3,998)
Other income (expense), net	180	(275)
Loss before income taxes	$(1,167)	$(1,247)
Income tax benefit	817	179
Equity in net (loss) income non-consolidated affiliate	(289)	395
Net loss	$(639)	$(673)
Other financial data:
Adjusted EBITDA	$12,705	$12,202
Adjusted EBITDA margin	5.0%	5.8%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	April 4, 2020	March 30, 2019
Bus	$238,697	$195,065
Parts	16,715	16,577
Total	$255,412	$211,642

Gross Profit by Segment
Bus	$17,938	$20,142
Parts	6,231	5,812
Total	$24,169	$25,954

Net sales. Net sales were $255.4 million for the second quarter of fiscal 2020, an increase of $43.8 million, or 20.7%, compared to $211.6 million for the second quarter of fiscal 2019.

Bus sales increased $43.6 million, or 22.4%, reflecting an increase in units booked and higher sales prices per unit. Bus volumes reflect the timing of orders. In the second quarter of fiscal 2020, 2,594 units were booked compared to 2,271 units booked for the same period in fiscal 2019. The 7.1% increase in unit price for the second quarter of fiscal 2020 compared to the same period in fiscal 2019 mainly reflects pricing actions taken in fiscal 2019 to partially offset commodity costs, as well as product and customer mix changes.

Parts sales increased $0.1 million, or 0.8%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, as we had higher sales volumes.

Cost of goods sold. Total cost of goods sold was $231.2 million for the second quarter of fiscal 2020, an increase of $45.6 million, or 24.5%, compared to $185.7 million for the second quarter of fiscal 2019. As a percentage of net sales, total cost of goods sold increased from 87.7% to 90.5%.

Bus segment cost of goods sold increased $45.8 million, or 26.2%, for the second quarter of fiscal 2020 compared to the same period in fiscal 2019. The average cost of goods sold per unit for the second quarter of fiscal 2020 was 10.5% higher compared to the second quarter of fiscal 2019 due to increases in manufacturing costs.

The $0.3 million, or 2.6%, decrease in parts segment cost of goods sold for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was attributed to a change in product mix.

Operating profit. Operating profit was $4.3 million for the second quarter of fiscal 2020, an increase of $1.3 million, compared to operating profit of $3.0 million for the second quarter of fiscal 2019. Profitability was positively impacted by a decrease of $3.1 million in selling, general and administrative expenses, which was partially offset by a decrease of $1.8 million in gross profit.

Interest expense. Interest expense was $5.7 million for the second quarter of fiscal 2020, an increase of $1.7 million, or 41.5%, compared to $4.0 million for the second quarter of fiscal 2019. The increase was primarily attributed to changes in the interest rate collar fair value recorded in interest expense, which was partially offset by decreased interest expense on borrowings due to lower interest rates and a lower average borrowing level on the senior term debt.

Income taxes. We recorded an income tax benefit of $0.8 million for the second quarter of fiscal 2020, compared to an income tax benefit of $0.2 million for the same period in fiscal 2019.

The effective tax rate for the three-month period ended April 4, 2020 was 70.0%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three-month period ended March 30, 2019 was 14.4%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $12.7 million, or 5.0% of net sales, for the second quarter of fiscal 2020, an increase of $0.5 million, or 4.1%, compared to $12.2 million, or 5.8% of net sales, for the second quarter of fiscal 2019. The increase in Adjusted EBITDA is primarily the result of lower adjusted selling, general and administrative expenses, which was partially offset by a decrease of $1.8 million in gross profit.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Net loss	$(639)	$(673)
Adjustments:
Interest expense, net (1)	5,754	4,102
Income tax benefit	(817)	(179)
Depreciation, amortization, and disposals (2)	3,816	2,833
Operational transformation initiatives	2,198	3,270
Share-based compensation	1,204	1,193
Product redesign initiatives	1,082	1,652
Costs directly attributed to the COVID-19 pandemic	107	—
Other	—	4
Adjusted EBITDA	$12,705	$12,202
Adjusted EBITDA margin (percentage of net sales)	5.0%	5.8%

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

Consolidated Results of Operations for the Six Months Ended April 4, 2020 and March 30, 2019:

	Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Net sales	$408,629	$366,568
Cost of goods sold	363,160	321,504
Gross profit	$45,469	$45,064
Operating expenses
Selling, general and administrative expenses	40,353	40,201
Operating profit	$5,116	$4,863
Interest expense	(7,555)	(6,872)
Interest income	—	9
Other income (expense), net	374	(624)
Loss before income taxes	$(2,065)	$(2,624)
Income tax benefit	1,143	415
Equity in net (loss) income non-consolidated affiliate	(120)	316
Net loss	$(1,042)	$(1,893)
Other financial data:
Adjusted EBITDA	$20,730	$19,418
Adjusted EBITDA margin	5.1%	5.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	April 4, 2020	March 30, 2019
Bus	$373,469	$334,275
Parts	35,160	32,293
Total	$408,629	$366,568

Gross Profit by Segment
Bus	$32,805	$33,657
Parts	12,664	11,407
Total	$45,469	$45,064

Net sales. Net sales were $408.6 million for the six months ended April 4, 2020, an increase of $42.1 million, or 11.5%, compared to $366.6 million for the six months ended March 30, 2019.

Bus sales increased $39.2 million, or 11.7%, reflecting an increase in units booked and higher sales prices per unit. In the six months ended April 4, 2020, 4,054 units were booked compared to 3,871 units booked for the same period in fiscal 2019. Bus volumes reflect the timing of orders and customer delivery requirements. The average net sales price per unit for the six months ended April 4, 2020 was 6.7% higher than the price per unit for the six months ended March 30, 2019. The increase in unit price mainly reflects pricing actions taken in fiscal 2019 to partially offset commodity costs, as well as product and customer mix changes.

Parts sales increased $2.9 million, or 8.9%, for the six months ended April 4, 2020 compared to the six months ended March 30, 2019, primarily due to higher sales volumes.

Cost of goods sold. Total cost of goods sold was $363.2 million for the six months ended April 4, 2020, an increase of $41.7 million, or 13.0%, compared to $321.5 million for the six months ended March 30, 2019. As a percentage of net sales, total cost of goods sold increased from 87.7% to 88.9%.

Bus segment cost of goods sold increased $40.0 million, or 13.3%, for the six months ended April 4, 2020 compared to the six months ended March 30, 2019. The average cost of goods sold per unit for the six months ended April 4, 2020 was 8.2% higher compared to the six months ended March 30, 2019, mainly due to increases in manufacturing costs.

The $1.6 million, or 7.7%, increase in parts segment cost of goods sold for the six months ended April 4, 2020 compared to the six months ended March 30, 2019 was primarily attributed to increased parts sales volume as well as a change in product mix.

Operating profit. Operating profit was $5.1 million for the six months ended April 4, 2020, an increase of $0.3 million compared to an operating profit of $4.9 million for the six months ended March 30, 2019. Profitability was positively impacted by an increase of $0.4 million in gross profit, which was partially offset by an increase of $0.2 million in selling, general and administrative expenses.

Interest expense. Interest expense was $7.6 million for the six months ended April 4, 2020, an increase of $0.7 million, or 9.9%, compared to $6.9 million for the six months ended March 30, 2019. The increase was primarily attributed to changes in the interest rate collar fair value recorded in interest expense, which was partially offset by decreased interest expense on borrowings due to lower interest rates and a lower average borrowing level on the senior term debt.

Income taxes. Income tax benefit was $1.1 million for the six months ended April 4, 2020, compared to income tax benefit of $0.4 million for the same period in fiscal 2019.

The effective tax rate for the six-month period ended April 4, 2020 was 55.4%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the six-month period ended March 30, 2019 was 15.8% and significantly differed from the transitional 2018 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $20.7 million or 5.1% of net sales for the six months ended April 4, 2020, an increase of $1.3 million, or 6.8%, compared to $19.4 million or 5.3% of net sales for the six months ended March 30, 2019. The increase in Adjusted EBITDA is primarily the result of lower adjusted selling, general and administrative expenses and a $0.4 million improvement in gross profit.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Net loss	$(1,042)	$(1,893)
Adjustments:
Interest expense, net (1)	7,747	7,070
Income tax benefit	(1,143)	(415)
Depreciation, amortization, and disposals (2)	7,354	5,240
Operational transformation initiatives	3,312	3,514
Foreign currency hedges	—	109
Share-based compensation	2,297	2,045
Product redesign initiatives	2,092	3,801
Costs directly attributed to the COVID-19 pandemic	107	—
Other	6	(53)
Adjusted EBITDA	$20,730	$19,418
Adjusted EBITDA margin (percentage of net sales)	5.1%	5.3%

(1) Includes $0.2 million for both fiscal periods, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.4 million and $0.3 million for the six months ended April 4, 2020 and March 30, 2019, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At April 4, 2020, the Company had $34.1 million of available cash (net of outstanding checks) and $63.1 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

As reported on the May 8, 2020 8-K Current Report, on May 7, 2020, the Company entered into a Second Amendment which amended the Credit Agreement, dated as of December 12, 2016 (the “Credit Agreement”, as amended by that certain First Amendment to Credit Agreement, dated as of September 13, 2018 (the “First Amendment”), and as further amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment, among other things, provides for an aggregate lender commitment of $41.9 million of additional revolving commitments bringing the total revolving commitments to $141.9 million. The additional revolving commitments are intended to be used for working capital, to fund general corporate purposes and to pay transaction costs, fees and expenses related thereto and in connection with the Second Amendment. The revolving commitments under the Amended Credit Agreement will mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amendment. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%.
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

At April 4, 2020, the Borrower (as defined, Blue Bird Body Company, a subsidiary of the Company) and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under the Credit Facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions.

During our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. Management is actively monitoring the impact of the pandemic on our financial condition, results of operations, liquidity, suppliers, industry, and workforce. Given the continuous evolution of the global response, Management is presently unable to estimate the effects of the global pandemic on our results of operations, financial condition, or liquidity for fiscal year 2020. If the pandemic continues for an extended period of time, it is likely to have an adverse effect on our future results of operations, financial position, and liquidity in fiscal 2020 and beyond. See PART II, Item 1A. Risk Factors, of this Quarterly Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

On March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") into law. The CARES Act, among other things, includes provisions related to the deferment of employer-side social security payments (the Employer Payroll Tax Payment Deferral Provision). We have elected to defer these payments that would otherwise be due and payable through December 31, 2020. A 50% minimum payment of the deferred amount is due on December 31, 2021 with the remainder due by December 31, 2022. We estimate up to $6.0 million of payments may be delayed. We also have and expect to defer contributions to our defined benefit pension plan of approximately $3.2 million for fiscal 2020. The delayed contribution payments are due on January 1, 2021.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Cash and cash equivalents at beginning of period	$70,959	$60,260
Total cash used in operating activities	(48,209)	(26,772)
Total cash used in investing activities	(14,101)	(22,706)
Total cash provided by financing activities	25,437	14,818
Change in cash and cash equivalents	$(36,873)	$(34,660)
Cash and cash equivalents at end of period	$34,086	$25,600

Total cash used in operating activities

Cash flows used in operating activities totaled $48.2 million for the six months ended April 4, 2020, as compared to $26.8 million of cash flows used in operating activities for the six months ended March 30, 2019. The $21.4 million increase in cash used was primarily attributed to a $19.7 million change in accrued expenses compared to the prior year and a $0.9 million decrease in net income.

Total cash used in investing activities

Cash flows used in investing activities totaled $14.1 million for the six months ended April 4, 2020, as compared to $22.7 million of cash flows used in investing activities for the six months ended March 30, 2019. The $8.6 million decrease was due to a reduction of spending on manufacturing assets as the new paint facility was completed in fiscal 2019.

Total cash provided by financing activities

Cash flows provided by financing activities totaled $25.4 million for the six months ended April 4, 2020, as compared to $14.8 million of cash flows provided by financing activities for the six months ended March 30, 2019. The $10.6 million increase was primarily attributed to a $10.0 million increase in borrowings under the revolving credit facility and a $3.5 million increase in cash proceeds from warrant exercises, which were partially offset by an increase of $2.7 million in cash paid for employee taxes on vested restricted shares and stock option exercises.

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

	Six Months Ended
(in thousands of dollars)	April 4, 2020	March 30, 2019
Net cash used in operating activities	$(48,209)	$(26,772)
Cash paid for fixed assets	(14,251)	(22,706)
Free cash flow	$(62,460)	$(49,478)

Free cash flow for the six months ended April 4, 2020 was $13.0 million lower than the six months ended March 30, 2019, due to, as discussed above, a decrease of $8.5 million in cash paid for fixed assets and a $21.4 million increase in cash used in operating activities.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at April 4, 2020, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at April 4, 2020 which relates to a guarantee of indebtedness for a term loan with a remaining maturity up to 2.8 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 4, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 4, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2019 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially adversely affect our business, financial condition, cash flows or future results. The risks described in the 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

The risk factor below is an update to our 2019 Form 10-K.

The current COVID-19 pandemic, other public health crises, epidemics, or pandemics, could have a material adverse effect on our results of operations, financial condition and cash flows, particularly if we experience supply chain disruptions, reductions in demand for our products, disruptions impacting our workforce or workplace conditions, and/or reduced access to capital markets.

During our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic has, among other impacts:

•	triggered a significant downturn in capital markets;

•	caused significant disruptions in global supply chains;

•	significantly altered global consumer demand;

•	halted global manufacturing operations resulting from plant shut-downs; and

•	changed global workplace conditions resulting from "shelter-in-place" orders.

The pandemic did not materially impact our second quarter fiscal 2020 results, but could have a material adverse effect on our future results of operations, financial condition and cash flows. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business, financial condition, results of operations, or liquidity, but we have already experienced reduced orders and enacted a manufacturing plant shut-down for the first two weeks of our third quarter in fiscal 2020. At the present time, we consider the following areas to be the most significant material risks to our business resulting from the pandemic:

Supply Chain Disruptions

We rely on specialist suppliers, some of which are single-source suppliers, for critical components (including but not limited to engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. We also currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, specialty resins, and other key components. In addition to protecting our employees' health, our plant shut-down was partially due to the potential for an inability to obtain critical components from our suppliers due to COVID-19. Delays or interruptions in the supply chain due to the COVID-19 pandemic exposes us to the following risks that if materialized could significantly increase our costs and/or impact our ability to meet customer demand:

•	we or our third-party suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly, and delivery or shipment of our products;

•	we or our third-party suppliers may not be able to respond to unanticipated changes in customer orders;

•	we or our suppliers may have excess or inadequate inventory of materials and components;

•	we or our third-party suppliers may be subject to price fluctuations due to the pandemic and a lack of long-term supply arrangements for key components;

•	we may experience delays in delivery by our third-party suppliers due to changes in demand from us or their other customers;

•	fluctuations in demand for products that our third-party suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	we may not be able to find new or alternative components or reconfigure our products and manufacturing processes in a timely manner if the necessary components become unavailable; and

•	our third-party suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

Reductions in demand for buses and bus parts

The school bus market is predominantly driven by long-term trends in the level of spending by states, municipalities, and independent contractors. Demand for school buses is further influenced by overall acquisition priorities of municipalities, availability of school bus financing, student population changes, school district busing policies, price and other competitive factors, fuel prices and environmental regulations. In response to the pandemic, many school systems in North America canceled in-person schooling for the remainder of the 2019-2020 school year. There remains uncertainty as to when traditional in-person schooling will resume. A reduction in bus usage will likely reduce the demand for maintenance and replacement parts, which would negatively impact revenues in our Parts segment. Uncertainty in the form of learning (e.g. a reduction of in-person to more remote arrangements) may lead to a reduction in bus orders until a degree of normalcy returns to the manner in which K-12 education is provided. In addition, a delay in the start of the 2020-2021 school year may also impact the near-term demand for our buses. Reductions in bus orders would negatively impact revenues in our Bus segment.

Disruptions impacting our workforce or workplace conditions

Almost all U.S. states, including Georgia where our headquarters and manufacturing facilities are located, have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. Orders could be re-issued at or after their expiration and future orders may introduce broader restrictions. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, interruptions, slowdowns and delays, work-from-home policies and travel restrictions. While our business has been deemed essential by the State of Georgia, we have employed remote work policies when and where possible to be responsive to the health risks that may impact our employees. Given the nature of our business, we do not have the ability to manufacture a bus without our on-site manufacturing personnel. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production. Any extended production halt or diminution in production capacity would likely have a negative impact on our ability to fulfill orders and on our revenues.

Possible reduced access to capital or credit markets

The COVID-19 pandemic has adversely impacted global commercial activity and has contributed to significant volatility in financial markets. The pandemic may have a continued adverse impact on economic and market conditions and trigger an extended period of global economic slowdown and may result in significant disruptions in global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

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

Blue Bird Corporation

Dated:	May 14, 2020	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 14, 2020	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer