Form 10-Q
period 2020-07-04
Blue Bird Corp
filed 2020-08-13
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2020

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

At August 7, 2020, 27,048,404 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	July 4, 2020	September 28, 2019
Assets
Current assets
Cash and cash equivalents	$12,538	$70,959
Accounts receivable, net	13,694	10,537
Inventories	155,717	78,830
Other current assets	9,459	11,765
Total current assets	$191,408	$172,091
Property, plant and equipment, net	104,667	100,058
Goodwill	18,825	18,825
Intangible assets, net	52,404	54,720
Equity investment in affiliate	11,946	11,106
Deferred tax assets	3,882	3,600
Finance lease right-of-use assets	5,790	4,638
Other assets	1,133	375
Total assets	$390,055	$365,413
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$95,538	$102,266
Warranty	8,123	9,161
Accrued expenses	15,638	28,697
Deferred warranty income	8,448	8,632
Finance lease obligations	1,032	716
Other current liabilities	13,425	10,310
Current portion of long-term debt	9,900	9,900
Total current liabilities	$152,104	$169,682
Long-term liabilities
Revolving credit facility	$45,000	$—
Long-term debt	166,467	173,226
Warranty	12,705	13,182
Deferred warranty income	13,597	15,413
Deferred tax liabilities	792	168
Finance lease obligations	4,870	3,921
Other liabilities	13,251	12,108
Pension	43,197	45,524
Total long-term liabilities	$299,879	$263,542
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued at July 4, 2020 and September 28, 2019	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,048,404 and 26,476,336 shares outstanding at July 4, 2020 and September 28, 2019, respectively	3	3
Additional paid-in capital	88,930	84,271
Accumulated deficit	(45,405)	(45,649)
Accumulated other comprehensive loss	(55,174)	(56,154)
Treasury stock, at cost, 1,782,568 shares at July 4, 2020 and September 28, 2019	(50,282)	(50,282)
Total stockholders' deficit	$(61,928)	$(67,811)
Total liabilities and stockholders' deficit	$390,055	$365,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$189,181	$308,774	$597,810	$675,342
Cost of goods sold	168,099	266,992	531,259	588,496
Gross profit	$21,082	$41,782	$66,551	$86,846
Operating expenses
Selling, general and administrative expenses	17,793	20,996	58,146	61,197
Operating profit	$3,289	$20,786	$8,405	$25,649
Interest expense	(2,406)	(3,369)	(9,961)	(10,241)
Interest income	27	—	27	9
Other income (expense), net	181	(410)	555	(1,034)
Income (loss) before income taxes	$1,091	$17,007	$(974)	$14,383
Income tax (expense) benefit	(765)	(3,248)	378	(2,833)
Equity in net income of non-consolidated affiliate	960	842	840	1,158
Net income	$1,286	$14,601	$244	$12,708

Earnings per share:
Basic weighted average shares outstanding	27,027,731	26,451,107	26,784,404	26,449,751
Diluted weighted average shares outstanding	27,080,015	26,720,110	26,980,480	26,788,306
Basic earnings per share	$0.05	$0.55	$0.01	$0.48
Diluted earnings per share	$0.05	$0.55	$0.01	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net income	$1,286	$14,601	$244	$12,708
Other comprehensive income, net of tax
Net change in defined benefit pension plan	327	524	980	1,572
Total other comprehensive income	$327	$524	$980	$1,572
Comprehensive income	$1,613	$15,125	$1,224	$14,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Cash flows from operating activities
Net income	$244	$12,708
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,728	7,406
Non-cash interest expense	3,560	2,172
Share-based compensation	4,105	3,146
Equity in net income of non-consolidated affiliate	(840)	(1,158)
(Gain) loss on disposal of fixed assets	(100)	50
Deferred taxes	32	500
Amortization of deferred actuarial pension losses	1,289	2,068
Foreign currency hedges	—	109
Changes in assets and liabilities:
Accounts receivable	(3,157)	(16,162)
Inventories	(76,887)	(83,355)
Other assets	2,480	(5,014)
Accounts payable	(3,115)	42,429
Accrued expenses, pension and other liabilities	(16,644)	15,988
Total adjustments	$(78,549)	$(31,821)
Total cash used in operating activities	$(78,305)	$(19,113)
Cash flows from investing activities
Cash paid for fixed assets	$(16,724)	$(30,154)
Proceeds from sale of fixed assets	150	—
Total cash used in investing activities	$(16,574)	$(30,154)
Cash flows from financing activities
Borrowings under the revolving credit facility	$45,000	$25,000
Borrowings under the senior term loan	—	50,000
Repayments under the senior term loan	(7,425)	(7,425)
Principal payments on finance leases	(854)	—
Cash paid for debt issuance costs	(935)	—
Cash paid for employee taxes on vested restricted shares and stock option exercises	(3,568)	(622)
Proceeds from exercises of warrants	4,240	1,499
Tender offer repurchase of common stock and preferred stock	—	(50,370)
Total cash provided by financing activities	$36,458	$18,082
Change in cash and cash equivalents	(58,421)	(31,185)
Cash and cash equivalents, beginning of period	70,959	60,260
Cash and cash equivalents, end of period	$12,538	$29,075

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid, net of interest received	$6,616	$7,916
Income tax paid, net of tax refunds	(1,668)	2,431
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$(3,613)	$(1,307)
Cashless exercise of stock options	5,246	295
Right-of-use assets obtained in exchange for finance lease obligations	1,942	—
Right-of-use assets obtained in exchange for operating lease obligations	—	8,040
Conversion of preferred stock into common stock	—	9,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, April 4, 2020	27,027,272	$3	$87,408	—	$—	$(55,501)	$(46,691)	1,782,568	$(50,282)	$(65,063)
Restricted stock activity	—	—	(255)	—	—	—	—	—	—	(255)
Stock option activity	21,132	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,777	—	—	—	—	—	—	1,777
Net income	—	—	—	—	—	—	1,286	—	—	1,286
Other comprehensive income, net of tax	—	—	—	—	—	327	—	—	—	327
Balance, July 4, 2020	27,048,404	$3	$88,930	—	$—	$(55,174)	$(45,405)	1,782,568	$(50,282)	$(61,928)

Balance, March 30, 2019	26,440,663	$3	$81,889	—	$—	$(37,379)	$(71,842)	1,782,568	$(50,261)	$(77,590)
Warrant exercises	17,750	—	204	—	—	—	—	—	—	204
Stock option activity	2,043	—	(20)	—	—	—	—	—	—	(20)
Share-based compensation expense	—	—	1,095	—	—	—	—	—	—	1,095
Tender offer share repurchases	—	—	21	—	—	—	—	—	(21)	—
Net income	—	—	—	—	—	—	14,601	—	—	14,601
Other comprehensive income, net of tax	—	—	—	—	—	524	—	—	—	524
Balance, June 29, 2019	26,460,456	$3	$83,189	—	$—	$(36,855)	$(57,241)	1,782,568	$(50,282)	$(61,186)

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Warrant exercises	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	94,724	—	(1,623)	—	—	—	—	—	—	(1,623)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	3,987	—	—	—	—	—	—	3,987
Net income	—	—	—	—	—	—	244	—	—	244
Other comprehensive income, net of tax	—	—	—	—	—	980	—	—	—	980
Balance, July 4, 2020	27,048,404	$3	$88,930	—	$—	$(55,174)	$(45,405)	1,782,568	$(50,282)	$(61,928)

Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Warrant exercises	130,385	—	1,499	—	—	—	—	—	—	1,499
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Stock option activity	2,567	—	(26)	—	—	—	—	—	—	(26)
Share-based compensation expense	—	—	3,077	—	—	—	—	—	—	3,077
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,282)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Net income	—	—	—	—	—	—	12,708	—	—	12,708
Other comprehensive income, net of tax	—	—	—	—	—	1,572	—	—	—	1,572
Balance, June 29, 2019	26,460,456	$3	$83,189	—	$—	$(36,855)	$(57,241)	1,782,568	$(50,282)	$(61,186)

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

COVID-19

During our third quarter of fiscal 2020, the novel coronavirus known as "COVID-19" continued to spread throughout the world, perpetuating a global pandemic. The pandemic materially impacted our third quarter of fiscal 2020 results causing lower customer orders for both buses and bus parts, supply disruptions, higher rates of absenteeism among our hourly production workforce and a temporary shutdown of manufacturing. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2020, there is a total of 53 weeks. The third quarters of fiscal 2020 and 2019 both included 13 weeks. The nine month periods in fiscal 2020 and 2019 included 40 and 39 weeks, respectively.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 4, 2020, except as follows (and as discussed in the Recently Adopted Accounting Standards section of this Note 2):

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

Recently Issued Accounting Standards

ASU 2020-04 – On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022. Our debt and derivative agreements currently reference LIBOR. Contract language is expected to be incorporated into these agreements to address the transition to an alternative reference rate. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	July 4, 2020	September 28, 2019
Raw materials	$108,041	$60,033
Work in process	29,790	16,663
Finished goods	17,886	2,134
Total inventories	$155,717	$78,830

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Balance at beginning of period	$21,398	$21,520	$22,343	$22,646
Add current period accruals	1,947	3,358	6,076	7,196
Current period reductions of accrual	(2,517)	(2,358)	(7,591)	(7,322)
Balance at end of period	$20,828	$22,520	$20,828	$22,520

Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Balance at beginning of period	$22,948	$22,901	$24,045	$23,191
Add current period deferred income	1,769	2,880	5,058	6,686
Current period recognition of income	(2,672)	(2,196)	(7,058)	(6,292)
Balance at end of period	$22,045	$23,585	$22,045	$23,585

The outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $2.3 million of the outstanding contract liability during the remainder of fiscal 2020, $7.8 million in fiscal 2021, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	July 4, 2020	September 28, 2019
Current portion	$2,732	$2,933
Long-term portion	1,794	1,775
Total accrued self-insurance	$4,526	$4,708

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.9 million and $6.0 million for the three months ended July 4, 2020 and June 29, 2019, respectively, and $11.5 million and $12.5 million for the nine months ended July 4, 2020 and June 29, 2019, respectively. The related cost of goods sold was $3.4 million and $5.3 million for the three months ended July 4, 2020 and June 29, 2019, respectively, and $10.0 million and $11.0 million for the nine months ended July 4, 2020 and June 29, 2019, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Interest cost	$1,237	$1,512	$3,711	$4,535
Expected return on plan assets	(1,846)	(1,905)	(5,538)	(5,714)
Amortization of prior loss	430	689	1,289	2,068
Net periodic benefit cost	$(179)	$296	$(538)	$889
Amortization of prior loss, recognized in other comprehensive income	430	689	1,289	2,068
Total recognized in net periodic pension benefit cost and other comprehensive income	$(609)	$(393)	$(1,827)	$(1,179)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range where we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. During the three-months ended July 4, 2020, the three-month LIBOR rate fell below the established floor, which required an immaterial payment to the counterparty.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At July 4, 2020, the fair value of the interest rate collar contract was $(4.2) million and is included in "other current liabilities" on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.
Equity Investment in Affiliate

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. (“Micro Bird”), and accounts for Micro Bird under the equity method of accounting. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings and losses and any dividends received. At July 4, 2020 and September 28, 2019, the carrying value of the Company's investment was $11.9 million and $11.1 million, respectively.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $0.8 million and $1.2 million in Equity in net income of non-consolidated affiliate for the nine months ended July 4, 2020 and June 29, 2019, respectively. Summarized unaudited financial information for these periods for Micro Bird is as follows:

	Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Revenues	$58,883	$86,364
Gross profit	7,318	9,961
Operating income	1,557	3,717
Net income	1,103	2,409

4. Debt

On May 7, 2020, the Company entered into a Second Amendment which amended the Credit Agreement, dated as of December 12, 2016 (the “Credit Agreement”, as amended by that certain First Amendment to Credit Agreement, dated as of September 13, 2018 (the “First Amendment”), and as further amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment provided for an aggregate lender commitment of $41.9 million of additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Amended Credit Agreement mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amendment. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%. We incurred $0.9 million in fees related to the amendment. The fees were capitalized to other assets on the Consolidated Balance Sheets and are amortized on a straight-line basis to interest expense until maturity of the agreement.
Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	July 4, 2020	September 28, 2019
2023 term loan, net of deferred financing costs of $2,458 and $3,124, respectively	$176,367	$183,126
Less: current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$166,467	$173,226

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At July 4, 2020 and September 28, 2019, $178.8 million and $186.3 million, respectively, were outstanding on the term loans.

At July 4, 2020 and September 28, 2019, the stated interest rates on the term loans were 2.8% and 4.4%, respectively. At July 4, 2020 and September 28, 2019, the weighted-average annual effective interest rates for the term loans were 4.1% and 5.0%, respectively, which includes amortization of the deferred financing costs.

At July 4, 2020, $45.0 million in borrowings were outstanding on the Revolving Credit Facility and $6.9 million of Letters of Credit were outstanding; therefore, the Company would have been able to borrow $90.0 million on the revolving line of credit.

Interest expense on all indebtedness was $2.4 million and $3.4 million for the three months ended July 4, 2020 and June 29, 2019, respectively, and $10.0 million and $10.3 million for the nine months ended July 4, 2020 and June 29, 2019, respectively.

The schedule of remaining principal payments through maturity for total debt is as follows:

(in thousands of dollars)
Year	Principal Payments
2020	$2,475
2021	9,900
2022	14,850
2023	196,600
Total remaining principal payments	$223,825

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

Three Months

The effective tax rate for the three-month period ended July 4, 2020 was 70.1%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax expense from prior year tax return adjustments and normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three-month period ended June 29, 2019 was 19.1%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Nine Months

The effective tax rate for the nine-month period ended July 4, 2020 was 38.8% and differed from the statutory federal tax rate of 21%. The difference is mainly due to a net discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the nine-month period ended June 29, 2019 was 19.7% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At July 4, 2020, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At July 4, 2020, we had a $3.0 million guarantee outstanding which relates to a guarantee of indebtedness for a term loan with remaining maturity up to 2.5 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At July 4, 2020, $0.3 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

Lease Commitments

We have operating and finance leases for office and/or warehouse space and for equipment. Our leases have remaining terms of 4.4 to 7.4 years.

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

Net sales

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Bus (1)	$180,592	$292,166	$554,061	$626,441
Parts (1)	8,589	16,608	43,749	48,901
Segment net sales	$189,181	$308,774	$597,810	$675,342

(1) Parts segment revenue includes $0.8 million and $1.0 million for the three months ended July 4, 2020 and June 29, 2019, respectively, and $3.2 million and $2.5 million for the nine months ended July 4, 2020 and June 29, 2019, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Bus	$18,079	$35,996	$50,884	$69,653
Parts	3,003	5,786	15,667	17,193
Segment gross profit	$21,082	$41,782	$66,551	$86,846

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Segment gross profit	$21,082	$41,782	$66,551	$86,846
Adjustments:
Selling, general and administrative expenses	(17,793)	(20,996)	(58,146)	(61,197)
Interest expense	(2,406)	(3,369)	(9,961)	(10,241)
Interest income	27	—	27	9
Other income (expense), net	181	(410)	555	(1,034)
Income (loss) before income taxes	$1,091	$17,007	$(974)	$14,383

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
United States	$175,433	$286,499	$544,176	$629,668
Canada	13,429	21,639	49,331	43,499
Rest of world	319	636	4,303	2,175
Total net sales	$189,181	$308,774	$597,810	$675,342

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Diesel buses	$88,299	$135,246	$278,698	$335,553
Alternative fuel buses (1)	80,975	141,939	245,766	260,340
Other (2)	11,583	15,486	30,931	32,061
Parts	8,324	16,103	42,415	47,388
Net sales	$189,181	$308,774	$597,810	$675,342

(1) Includes buses sold with any fuel source other than diesel (e.g. gasoline, propane, CNG, electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Numerator:
Net income	$1,286	$14,601	$244	$12,708

Denominator:
Weighted-average common shares outstanding	27,027,731	26,451,107	26,784,404	26,449,751
Weighted-average dilutive securities, restricted stock	50,769	94	135,792	29,149
Weighted-average dilutive securities, warrants	—	150,292	—	178,290
Weighted-average dilutive securities, stock options	1,515	118,617	60,284	131,116
Weighted-average shares and dilutive potential common shares	27,080,015	26,720,110	26,980,480	26,788,306

Earnings per share:
Basic earnings per share	$0.05	$0.55	$0.01	$0.48
Diluted earnings per share	$0.05	$0.55	$0.01	$0.47

(1) Potentially dilutive securities representing 0.4 million and 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended July 4, 2020, respectively, as their effect would have been anti-dilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total	Defined Benefit Pension Plan	Total
July 4, 2020
Beginning Balance	$(55,501)	$(55,501)	$(56,154)	$(56,154)
Amounts reclassified from other comprehensive loss and included in earnings	430	430	1,289	1,289
Total other comprehensive income, before taxes	430	430	1,289	1,289
Income tax expense	(103)	(103)	(309)	(309)
Ending Balance July 4, 2020	$(55,174)	$(55,174)	$(55,174)	$(55,174)

June 29, 2019
Beginning Balance	$(37,379)	$(37,379)	$(38,427)	$(38,427)
Amounts reclassified from other comprehensive loss and included in earnings	689	689	2,068	2,068
Total other comprehensive income, before taxes	689	689	2,068	2,068
Income tax expense	(165)	(165)	(496)	(496)
Ending Balance June 29, 2019	$(36,855)	$(36,855)	$(36,855)	$(36,855)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended July 4, 2020 and June 29, 2019 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended September 28, 2019 as “fiscal 2019”. We refer to the quarter ended July 4, 2020 as the “third quarter of fiscal 2020” and we refer to the quarter ended June 29, 2019 as the “third quarter of fiscal 2019”. The third quarters of fiscal 2020 and 2019 both included 13 weeks. The nine month periods in fiscal 2020 and 2019 included 40 and 39 weeks, respectively.

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

Impact of COVID-19 on Our Business

During our third fiscal quarter of 2020, the novel coronavirus known as "COVID-19" continued to spread throughout the world, perpetuating a global pandemic. The pandemic had triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions are expected to continue for an extended period of time. In early April, in an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, we closed our manufacturing facilities for two weeks and requested our office employees to work from home. In late April, we successfully restarted manufacturing operations and have continued to manufacture buses since that time without further material disruption. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.
The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. It will continue to adversely impact our business for the remainder of our fiscal year 2020 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall U.S and global economy. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.
The full impacts from COVID-19 on the Company's financial results in fiscal year 2020 are uncertain as we continue to monitor and assess the level of future customer demand, the ability of school boards to make timely decisions, the ability of suppliers to resume and maintain operations, the ability of our employees to continue to work, and our ability to maintain continuous production for the remaining portion of our fiscal year. A prolonged economic downturn would likely have a material adverse impact on our sales and financial results beyond fiscal 2020. See PART II, Item 1A. Risk Factors, of this Quarterly Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.
The Company has taken actions to control spending and improve liquidity, including minor headcount rationalization and an increase in the revolving credit facility from $100.0 million to $141.9 million with a Second Amendment to the Credit Agreement. Further detail and discussion of this amendment can be found in the "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts of business interruption from the pandemic. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2019 Form 10-K, filed with the SEC on December 12, 2019 under the caption “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended July 4, 2020, except as follows:

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

•
Student enrollment and delivery mechanisms for learning. Increases or decreases in the number of school bus riders have a direct impact on school district demand. Due to the COVID-19 pandemic and evolving protocols for social distancing and public health concerns, the future form of educational delivery is uncertain, and increased remote learning could reasonably be expected to decrease the number of school bus riders.

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

•
Seasonality. Historically, our sales have been subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters were typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.

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

Consolidated Results of Operations for the Three Months Ended July 4, 2020 and June 29, 2019:

	Three Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Net sales	$189,181	$308,774
Cost of goods sold	168,099	266,992
Gross profit	$21,082	$41,782
Operating expenses
Selling, general and administrative expenses	17,793	20,996
Operating profit	$3,289	$20,786
Interest expense	(2,406)	(3,369)
Other income (expense), net	181	(410)
Income before income taxes	$1,091	$17,007
Income tax expense	(765)	(3,248)
Equity in net income of non-consolidated affiliate	960	842
Net income	$1,286	$14,601
Other financial data:
Adjusted EBITDA	$12,481	$29,041
Adjusted EBITDA margin	6.6%	9.4%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	July 4, 2020	June 29, 2019
Bus	$180,592	$292,166
Parts	8,589	16,608
Total	$189,181	$308,774

Gross Profit by Segment
Bus	$18,079	$35,996
Parts	3,003	5,786
Total	$21,082	$41,782

Net sales. Net sales were $189.2 million for the third quarter of fiscal 2020, a decrease of $119.6 million, or 38.7%, compared to $308.8 million for the third quarter of fiscal 2019. The decrease in net sales is attributed to the COVID-19 pandemic which caused the unplanned and abrupt increase in remote learning arrangements as school districts remain unsure of how schooling will be administered in the fall of 2020 and beyond.

Bus sales decreased $111.6 million, or 38.2%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. Bus volumes reflect the timing of orders. In the third quarter of fiscal 2020, 1,948 units were booked compared to 3,420 units booked for the same period in fiscal 2019. The decrease is mainly attributed to lower orders due to the uncertainties caused by the COVID-19 pandemic. The 8.5% increase in unit price for the third quarter of fiscal 2020 compared to the same period in fiscal 2019 mainly reflects pricing actions taken in fiscal 2019 to partially offset commodity costs, as well as product and customer mix changes.

Parts sales decreased $8.0 million, or 48.3%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, as we had lower sales volume, mainly from lower school bus units in operation due to early school closures caused by the COVID-19 pandemic. Stay at home orders and school closures reduced bus repair and maintenance activities due to less bus use.

Cost of goods sold. Total cost of goods sold was $168.1 million for the third quarter of fiscal 2020, a decrease of $98.9 million, or 37.0%, compared to $267.0 million for the third quarter of fiscal 2019. As a percentage of net sales, total cost of goods sold increased from 86.5% to 88.9%.

Bus segment cost of goods sold decreased $93.7 million, or 36.6%, for the third quarter of fiscal 2020 compared to the same period in fiscal 2019, which aligned with the decrease in sales volume noted above. The average cost of goods sold per unit for the third quarter of fiscal 2020 was 11.4% higher compared to the third quarter of fiscal 2019 due to increases in manufacturing costs from several COVID-19 related factors including absenteeism amongst our hourly workforce and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $5.2 million, or 48.4%, decrease in parts segment cost of goods sold for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 aligned with the decrease in sales volume noted above.

Operating profit. Operating profit was $3.3 million for the third quarter of fiscal 2020, a decrease of $17.5 million, compared to operating profit of $20.8 million for the third quarter of fiscal 2019. Profitability was negatively impacted by a decrease of $20.7 million in gross profit as outlined in the revenue and cost of goods sold discussion. This was partially offset by a decrease of $3.2 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense was $2.4 million for the third quarter of fiscal 2020, a decrease of $1.0 million, or 28.6%, compared to $3.4 million for the third quarter of fiscal 2019. The decrease was primarily attributed to lower interest rates and a lower average borrowing level on the senior term debt.

Income taxes. We recorded income tax expense of $0.8 million for the third quarter of fiscal 2020, compared to income tax expense of $3.2 million for the same period in fiscal 2019.

The effective tax rate for the three-month period ended July 4, 2020 was 70.1%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax expense from prior year tax return adjustments and normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments. The rate is also disproportionately impacted by the discrete items due to near break-even pretax book income.

The effective tax rate for the three-month period ended June 29, 2019 was 19.1%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate benefit items, such as federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $12.5 million, or 6.6% of net sales, for the third quarter of fiscal 2020, a decrease of $16.6 million, or 57.0%, compared to $29.0 million, or 9.4% of net sales, for the third quarter of fiscal 2019. The decrease in Adjusted EBITDA is primarily result of a decrease of $20.7 million in gross profit, mainly from lower sales volumes due to the COVID-19 pandemic as well as higher manufacturing costs. The decrease was partially offset by lower adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Net income	$1,286	$14,601
Adjustments:
Interest expense, net (1)	2,466	3,472
Income tax expense	765	3,248
Depreciation, amortization, and disposals (2)	3,861	2,750
Operational transformation initiatives	339	679
Share-based compensation	1,808	1,101
Product redesign initiatives	1,071	3,075
Restructuring charges	364	—
Costs directly attributed to the COVID-19 pandemic (3)	521	—
Other	—	115
Adjusted EBITDA	$12,481	$29,041
Adjusted EBITDA margin (percentage of net sales)	6.6%	9.4%

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
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees.

Consolidated Results of Operations for the Nine Months Ended July 4, 2020 and June 29, 2019:

	Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Net sales	$597,810	$675,342
Cost of goods sold	531,259	588,496
Gross profit	$66,551	$86,846
Operating expenses
Selling, general and administrative expenses	58,146	61,197
Operating profit	$8,405	$25,649
Interest expense	(9,961)	(10,241)
Interest income	27	9
Other income (expense), net	555	(1,034)
(Loss) income before income taxes	$(974)	$14,383
Income tax benefit (expense)	378	(2,833)
Equity in net income of non-consolidated affiliate	840	1,158
Net income	$244	$12,708
Other financial data:
Adjusted EBITDA	$32,778	$48,459
Adjusted EBITDA margin	5.5%	7.2%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	July 4, 2020	June 29, 2019
Bus	$554,061	$626,441
Parts	43,749	48,901
Total	$597,810	$675,342

Gross Profit by Segment
Bus	$50,884	$69,653
Parts	15,667	17,193
Total	$66,551	$86,846

Net sales. Net sales were $597.8 million for the nine months ended July 4, 2020, a decrease of $77.5 million, or 11.5%, compared to $675.3 million for the nine months ended June 29, 2019. The decrease in net sales is attributed to the COVID-19 pandemic during our second and third fiscal quarters which caused an unplanned and abrupt increase in remote learning arrangements as school districts remain unsure of how schooling will be administered in the fall of 2020 and beyond.

Bus sales decreased $72.4 million, or 11.6%, reflecting a decrease in units booked and higher sales prices per unit. In the nine months ended July 4, 2020, 6,002 units were booked compared to 7,291 units booked for the same period in fiscal 2019. The decrease is mainly attributed to lower orders due to the uncertainties caused by the COVID-19 pandemic. The average net sales price per unit for the nine months ended July 4, 2020 was 7.4% higher than the price per unit for the nine months ended June 29, 2019. The increase in unit price mainly reflects pricing actions taken in fiscal 2019 to partially offset commodity costs, as well as product and customer mix changes.

Parts sales decreased $5.2 million, or 10.5%, for the nine months ended July 4, 2020 compared to the nine months ended June 29, 2019, as we had lower sales volume, mainly from lower school bus units in operation due to early school closures caused by the COVID-19 pandemic. Stay at home orders and school closures reduced bus repair and maintenance activities due to less bus use.

Cost of goods sold. Total cost of goods sold was $531.3 million for the nine months ended July 4, 2020, a decrease of $57.2 million, or 9.7%, compared to $588.5 million for the nine months ended June 29, 2019. As a percentage of net sales, total cost of goods sold increased from 87.1% to 88.9%.

Bus segment cost of goods sold decreased $53.6 million, or 9.6%, for the nine months ended July 4, 2020 compared to the nine months ended June 29, 2019. The average cost of goods sold per unit for the nine months ended July 4, 2020 was 9.8% higher compared to the nine months ended June 29, 2019 due to increases in manufacturing costs in our third fiscal quarter from several COVID-19 related factors including absenteeism amongst our hourly workforce and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $3.6 million, or 11.4%, decrease in parts segment cost of goods sold for the nine months ended July 4, 2020 compared to the nine months ended June 29, 2019 aligns with the decrease in sales volume noted above.

Operating profit. Operating profit was $8.4 million for the nine months ended July 4, 2020, a decrease of $17.2 million compared to an operating profit of $25.6 million for the nine months ended June 29, 2019. Profitability was negatively impacted by a decrease of $20.3 million in gross profit, which was partially offset by a decrease of $3.1 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense was $10.0 million for the nine months ended July 4, 2020, a decrease of $0.3 million, or 2.7%, compared to $10.2 million for the nine months ended June 29, 2019. Lower interest expense from lower borrowing rates in the nine months ended July 4, 2020 compared to the prior period were offset by the impact of an increase of $1.9 million in mark to market charges due to changes in the fair value of our interest rate hedge.

Income taxes. Income tax benefit was $0.4 million for the nine months ended July 4, 2020, compared to income tax expense of $2.8 million for the same period in fiscal 2019.

The effective tax rate for the nine-month period ended July 4, 2020 was 38.8%, which differed from the 2019 statutory federal income tax rate of 21%. The difference is mainly due to a net discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments. The rate is also disproportionately impacted by the discrete items due to near break-even pretax book income.

The effective tax rate for the nine-month period ended June 29, 2019 was 19.7% and differed from the transitional 2018 statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate benefit items, primarily federal and state tax credits (net of valuation allowance), which were partially offset by non-deductible share-based compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $32.8 million or 5.5% of net sales for the nine months ended July 4, 2020, a decrease of $15.7 million, or 32.4%, compared to $48.5 million or 7.2% of net sales for the nine months ended June 29, 2019. The decrease in Adjusted EBITDA is primarily the result of a decrease of $20.3 million in gross profit, mainly from lower sales volumes due the COVID-19 pandemic as well as higher manufacturing costs. The decrease was partially offset by lower adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Net income	$244	$12,708
Adjustments:
Interest expense, net (1)	10,213	10,542
Income tax (benefit) expense	(378)	2,833
Depreciation, amortization, and disposals (2)	11,215	7,990
Operational transformation initiatives	3,218	4,193
Foreign currency hedges	—	109
Share-based compensation	4,105	3,146
Product redesign initiatives	3,163	6,876
Restructuring charges	364	—
Costs directly attributed to the COVID-19 pandemic (3)	628	—
Other	6	62
Adjusted EBITDA	$32,778	$48,459
Adjusted EBITDA margin (percentage of net sales)	5.5%	7.2%

(1) Includes $0.3 million for both fiscal periods representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.5 million for both fiscal periods, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At July 4, 2020, the Company had $12.5 million of available cash (net of outstanding checks) and $90.0 million of additional borrowings available under the revolving line of credit portion of its secured credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

On May 7, 2020, the Company entered into a Second Amendment which amended the Credit Agreement, dated as of December 12, 2016 (the “Credit Agreement”, as amended by that certain First Amendment to Credit Agreement, dated as of September 13, 2018 (the “First Amendment”), and as further amended by the Second Amendment, the “Amended Credit Agreement”). The Second Amendment provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Amended Credit Agreement will mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amendment. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%.
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

At July 4, 2020, the Borrower (as defined, Blue Bird Body Company, a subsidiary of the Company) and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions.

During our third quarter of fiscal 2020, the novel coronavirus known as "COVID-19" continued to spread throughout the world, perpetuating a global pandemic. The pandemic materially impacted our third quarter of fiscal 2020 results causing lower customer orders for both buses and parts, supply disruptions, higher rates of absenteeism among our hourly production workforce, and a temporary shutdown of manufacturing. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results. See PART II, Item 1A. Risk Factors, of this Quarterly Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The pandemic could cause a severe contraction in our profits and/or liquidity which could lead to issues complying with our Credit Facility covenants. Our primary financial covenant is our Total Net Leverage Ratio. Our Total Net Leverage Ratio is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. We may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing the existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses not included in our historical financial statements.

On March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") into law. The CARES Act, among other things, includes provisions related to the deferment of employer-side social security payments (the Employer Payroll Tax Payment Deferral Provision). We have elected to defer these payments that would otherwise be due and payable through December 31, 2020. A 50% minimum payment of the deferred amount is due on December 31, 2021 with the remainder due by December 31, 2022. We estimate between $4.0 and $6.0 million in payments could be delayed. We also have and expect to defer contributions to our defined benefit pension plan of approximately $3.2 million for fiscal 2020. The delayed contribution payments are due on January 1, 2021.

Seasonality

Historically, our business has been highly seasonal with school districts buying their new schools buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters becoming our two busiest quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have been and are likely to be impacted by the seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter with planned shutdowns during our first fiscal quarter. With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Cash and cash equivalents at beginning of period	$70,959	$60,260
Total cash used in operating activities	(78,305)	(19,113)
Total cash used in investing activities	(16,574)	(30,154)
Total cash provided by financing activities	36,458	18,082
Change in cash and cash equivalents	$(58,421)	$(31,185)
Cash and cash equivalents at end of period	$12,538	$29,075

Total cash used in operating activities

Cash flows used in operating activities totaled $78.3 million for the nine months ended July 4, 2020, as compared to $19.1 million of cash flows used in operating activities for the nine months ended June 29, 2019. The $59.2 million increase in cash used was primarily attributed to a $12.5 million reduction in net income and a negative $50.3 million difference (use of cash) in the impacts of changes in accrued expenses and working capital period over period. The changes were partially offset by increased non-cash components of net income in the nine months ended July 4, 2020 compared to the prior period.

Total cash used in investing activities

Cash flows used in investing activities totaled $16.6 million for the nine months ended July 4, 2020, as compared to $30.2 million of cash flows used in investing activities for the nine months ended June 29, 2019. The $13.6 million decrease was due to a reduction of spending on manufacturing assets as the new paint facility was completed in fiscal 2019, and the delay of certain projects due to the COVID-19 pandemic.

Total cash provided by financing activities

Cash flows provided by financing activities totaled $36.5 million for the nine months ended July 4, 2020, as compared to $18.1 million of cash flows provided by financing activities for the nine months ended June 29, 2019. The $18.4 million increase was primarily attributed to a $20.0 million increase in borrowings under the revolving credit facility and a $2.7 million increase in cash proceeds from warrant exercises. The increases were partially offset by $0.9 million in fees paid for the Second Amendment to the Credit Agreement, $0.9 million in finance lease payments, as well as an increase of $2.9 million in cash paid for employee taxes on vested restricted shares and stock option exercises.

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

	Nine Months Ended
(in thousands of dollars)	July 4, 2020	June 29, 2019
Net cash used in operating activities	$(78,305)	$(19,113)
Cash paid for fixed assets	(16,724)	(30,154)
Free cash flow	$(95,029)	$(49,267)

Free cash flow for the nine months ended July 4, 2020 was $45.8 million lower than the nine months ended June 29, 2019, primarily due to a $59.2 million increase in cash used in operating activities, partially offset by a decrease of $13.4 million in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at July 4, 2020, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at July 4, 2020 which relates to a guarantee of indebtedness for a term loan with a remaining maturity up to 2.5 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 4, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 4, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current COVID-19 pandemic has had, and other public health crises, epidemics or pandemics could have, a material adverse effect on our business, results of operations, financial condition, and cash flows, particularly resulting from supply chain disruptions, reductions in demand for our products, disruptions or other developments negatively impacting our workforce or workplace conditions, and/or reduced access to capital markets and reductions in liquidity.

During our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic and continued to spread in our third quarter of fiscal 2020. The pandemic has, among other impacts:

•	triggered a significant downturn in capital markets;

•	caused significant disruptions in global supply chains;

•	significantly altered global consumer demand;

•	halted global manufacturing operations resulting from plant shut-downs; and

•	changed global workplace conditions resulting from "shelter-in-place" orders and "work from home" employer policies.

The pandemic materially impacted our third quarter of fiscal 2020 results causing lower customer orders for both buses and bus parts, supply disruptions, and absenteeism among our hourly production workforce. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, or liquidity, but we have already experienced reduced orders and enacted a manufacturing plant shut-down for the first two weeks of our third quarter in fiscal 2020. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our business, financial condition, results of operations, and liquidity. At the present time, we consider the following areas to be the most significant material risks to our business resulting from the current pandemic:

Supply Chain Disruptions

We rely on specialist suppliers, some of which are single-source suppliers, for critical components (including but not limited to engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. We also currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, specialty resins, and other key components. In addition to protecting our employees' health, our plant shut-down was partially due to the potential for an inability to obtain critical components from our suppliers due to COVID-19. Future delays or interruptions in the supply chain due to the COVID-19 pandemic expose us to the following risks which would likely significantly increase our costs and/or impact our ability to meet customer demand:

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

Reductions in demand for buses and bus parts

The school bus market is predominantly driven by long-term trends in the level of spending by states, municipalities, and independent contractors. Demand for school buses is further influenced by overall acquisition priorities of municipalities, availability of school bus financing, student population changes, school district busing policies, price and other competitive factors, fuel prices and environmental regulations. In response to the pandemic, many school systems in North America canceled in-person schooling for the remainder of the 2019-2020 school year. The cancellations disrupted the seasonal order pattern for school buses. There remains uncertainty as to when traditional in-person schooling will resume, but we do know that many school systems have already declared that they will not hold in person classes for the fall of 2020. Uncertainty in the form of learning (e.g. a reduction of in-person to more remote arrangements) may lead to a reduction in bus orders until a degree of normalcy returns to the manner in which K-12 education is provided. Anticipated delays in the start of the 2020-2021 school year will likely impact at least the near-term demand for our buses. Reductions in bus orders would negatively impact revenues in our Bus segment. A reduction in bus usage will likely reduce the demand for maintenance and replacement parts, which would negatively impact revenues in our Parts segment.

Disruptions or other developments negatively impacting our workforce or workplace conditions

Almost all U.S. states, including Georgia where our headquarters and manufacturing facilities are located, have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. Many of these orders have been and may continue to be re-issued at or after their expiration, and future orders may introduce broader restrictions. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, interruptions, slowdowns and delays, work-from-home policies and travel restrictions. While our business has been deemed essential by the State of Georgia, we have employed remote work policies when and where possible to be responsive to the health risks that may impact our employees. Given the nature of our business, we do not have the ability to manufacture a bus without our on-site manufacturing personnel. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production. Any extended production halt or diminution in production capacity would likely have a negative impact on our ability to fulfill orders and thus negatively impact our revenues.

Reduced profitability and liquidity, resulting in possible restructuring of our credit facilities, and/or inadequate access to credit and capital markets

The COVID-19 pandemic has materially adversely impacted global commercial activity and has contributed to significant volatility in financial markets. The pandemic continues to have a materially adverse impact on economic and market conditions, and may result in an extended period of global economic slowdown and significant disruptions in global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

The continuing pandemic could cause a more severe contraction in our profits and/or liquidity which could lead to issues complying with the financial covenants in our credit facility. Our primary financial covenant is our Total Net Leverage Ratio. Our Total Net Leverage Ratio is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which includes certain add-backs that are not reflected in the definition of Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending. We may need to seek amendment for covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses not included in our historical financial statements.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.    Description

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2	Bylaws of Blue Bird Corporation (incorporated by reference to the Company’s Form S-1, filed with the SEC on December 20, 2013).

10.1*	Retirement Agreement, dated as of May 30, 2020, between Blue Bird Corporation and Phillip Tighe.

10.2*	Consulting Agreement, dated as of May 30, 2020, between Blue Bird Corporation and Phillip Tighe.

10.3*	Offer Letter, dated as of April 28, 2020, between Blue Bird Corporation and Jeffery L. Taylor.

10.4*	Severance Agreement, dated as of May 1, 2020, between Blue Bird Corporation and Jeffery L. Taylor.

10.5
Second Amendment to Credit Agreement, dated as of May 7, 2020 by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on May 8, 2020).

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

††	Management contract or compensatory plan or arrangement.

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

Blue Bird Corporation

Dated:	August 13, 2020	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 13, 2020	/s/ Jeffery Taylor
Jeffery Taylor
Chief Financial Officer