Form 10-K
period 2020-10-03
Blue Bird Corp
filed 2020-12-17
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-36267

BLUE BIRD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-3891989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3920 Arkwright Road, 2nd Floor, Macon, Georgia, 31210
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 4, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $135.4 million based on the closing sales price of $8.87 as reported on The NASDAQ Global Market on April 3, 2020. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 14, 2020, there were 27,055,404 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

BLUE BIRD CORPORATION
FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

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

Item 1. Business

The Company (formerly Hennessy Capital Acquisition Corp.) was incorporated in Delaware on September 24, 2013 as a special purpose acquisition company, or SPAC. On February 24, 2015, the Company consummated a business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of School Bus Holdings Inc., a Delaware corporation (“School Bus Holdings” or “SBH”) from The Traxis Group, B.V. (the “Seller”). The total purchase price was paid in a combination of cash in the amount of $100.0 million and 12,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), valued at $120.0 million.

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation shall be referred to as “Blue Bird” or the “Company,” and includes its consolidated subsidiaries.

In May 2016, the Seller, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company, entered into an agreement pursuant to which the Seller agreed to sell the 12,000,000 shares of Common Stock of the Company owned by Seller (the “Transaction Shares”) to ASP. ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. There were no proceeds to the Company from this transaction.

The following description of our business describes the business historically operated by School Bus Holdings and its subsidiaries under the “Blue Bird” name as an independent enterprise prior to the Business Combination and as subsidiaries of Blue Bird Corporation (formerly Hennessy Capital Acquisition Corp.) after the Business Combination.

The periodic reports filed by us with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website: http://investors.blue-bird.com. This includes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports. Section 16 filings made with the SEC by any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. Our reports filed with the SEC may also be found at the SEC’s website at www.sec.gov. The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “BLBD”.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Conduct and Ethics and the Charters for each of the Committees of our Board of Directors. Any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.

In addition to the information contained in this Form 10-K for the fiscal year ended October 3, 2020 (“2020 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding content on our website is for convenience only and shall not be deemed to be incorporated by reference into this Report nor filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 579,000 buses sold since our formation in 1927.

We review and present our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. Refer to Note 11, Segment Information, to the Company’s consolidated financial statements for additional financial information regarding our reportable segments including the primary geographic areas in which we earn revenues.

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of both competitiveness and manufacturing flexibility, and lowering our cost of capital, as described below:

1.
Alternative Fuel Initiatives — We believe Blue Bird is the clear leader in alternative fuel school buses (defined as buses that do not operate on diesel fuel) and we continue to introduce new products to support growing consumer demand for these products.

•
Propane — In fiscal 2012, we entered into our exclusive relationship with Ford Motor Company and Roush Clean Tech to offer propane-powered Type C school buses. We have continued to lead the industry with this offering.

•
We launched the industry’s first .05g/bhp-hr NOx propane engine in fiscal 2017. This engine operates four times cleaner than the current emission standard and is significantly better for the environment than competitors' published offerings.

•
We launched the industry’s first .02g/bhp-hr NOx propane engine in August 2018. This engine complies with Ultra Low NOx classification and has an emissions level at 10% of the current standard and competitive offerings.

•
Compressed Natural Gas ("CNG") — Blue Bird was the first Original Equipment Manufacturer ("OEM") to introduce a CNG powertrain for the Rear Engine Type D bus using Cummins Westport technology. In 2016, we launched a new CNG product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system to provide CNG in a Type C bus.

•
Electric — Blue Bird is the first major school bus manufacturer to market, and presently the clear leader in, electric bus sales among all major OEMs. We have partnered with Cummins, one of our long-standing engine suppliers, to design and develop our electric vehicle offering. We offer electric solutions in both our Type C and Type D buses and commenced delivery to customers in fiscal 2018. With demand and interest growing quickly, we have expanded our capacity six-fold in fiscal 2020 to 1,000 electric vehicles.

•
Gasoline — In fiscal 2016, we re-introduced gasoline engines in school buses, again using a Ford engine and transmission and a Roush Clean Tech fuel delivery. This product has been successful and continues to grow the Blue Bird customer base.

2.	Diesel — Blue Bird works closely with Cummins on diesel engines, which continue to be the power source for the majority of school buses sold.

3.	Product Initiatives — We continue to update and improve our products.

•
Blue Bird introduced the first Electronic Stability Control system on school buses as an optional offering in fiscal 2017, and made it a standard feature in fiscal 2019. We also made rear-view cameras standard in fiscal 2019.

•	During fiscal 2020, we continued our transition work from the Ford 6.8L V10 engine to the all-new 7.3L V8 engine. We expect to deliver our first units with the new 7.3L V8 Ford engines in April 2021.

4.	Manufacturing and Process Initiatives — We have commenced a number of initiatives to continue to build customer loyalty, reduce costs, and enhance competitiveness.

•
We launched our all-new, state-of-the-art 60,000 square foot paint facility in July 2019. Using robotic technology, the new paint facility is designed to paint a bus three times faster than can be done manually, with a higher paint transfer rate and consistent, outstanding coverage. In keeping with Blue Bird's going green, the facility features a zero-to-landfill design. All paint over spray is captured, dried and sent to a power generation plant to be used as fuel.

•
We contracted with industry leaders to revise our production techniques in our plant. The result was a six-fold increase in our electric powered bus capacity and the ability to transition to one operating shift from two, and still meet demand for the production of our buses during our peak manufacturing times.

•	We commenced an initiative with industry leaders to make structural reductions in cost on existing and future products to enhance our cost competitiveness.

5.
Access to Capital — We refinanced our term debt on substantially better terms in December 2016 (the "Credit Agreement"). Since then, the Credit Agreement has been amended on three different occasions and as of the date of this filing, provides total revolving commitments of $100.0 million. Additional details and discussion of these amendment can be found in the "Liquidity and Capital Resources" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Our management believes that Blue Bird is in a leading position in the industry due to our range of alternative fuel offerings and our strong diesel offering. We believe that alternative fuels will continue to capture market share in the industry as customers realize benefits on the total cost of ownership and as the adoption of green technology gains traction. Furthermore, we believe that our new product, process, and manufacturing initiatives are fully aligned with our long-term objectives.

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

In fiscal 2020, we sold 8,878 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 93% of our buses sold in fiscal 2020 were sold through distributors and dealers. The Company holds no equity or control position in any of the distributors or dealers.

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

In fiscal 2020, parts sales represented 6.4% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 40 suppliers that ship directly to dealers and independent service centers.

Our 50 dealers have approximately 250 parts and service locations across the United States and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. At the end of fiscal 2020, service engineers had an average of over 25 years of experience with our Company and are strategically placed throughout the United States and Canada to better serve both dealers and end-customers. The network leverages our parts inventory, technical training, and online warranty network to address customer service needs.

Our Industry

The school bus serves a critical role in the United States and Canadian education systems. According to School Transportation News, in normal non-pandemic years, nearly 50 percent of the U.S. student population rides a school bus. School buses are distinguished from other types of buses by design characteristics associated with increased safety as mandated by federal, state, and municipal regulations.

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

The United States and Canadian school bus industry for Type C and Type D buses has averaged approximately 31,000 unit sales annually between 1985 and 2019. Unit sales for fiscal 2020 are projected to be about 28,500, a decrease of 15.7% versus fiscal 2019 primarily driven by school closures due to the COVID-19 pandemic.

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

The school bus industry fully recovered from the downturn in 2010-2011 and since 2016 had been operating at levels approximately 10% higher than the long-term average, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. In 2020, countermeasures taken to battle the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the US and Canada. The uncertainty of when and how schools would open materially affected the Type C and Type D school bus industry in 2020. We expect that for so long as these measures remain in place, demand for school buses will be depressed making historical seasonality unpredictable.

Post pandemic, our management believes, based on our models, that Type C and Type D school bus registrations will return to a similar level as has been experienced over the last several years (2016-2019). We believe that (i) the industry has been operating below its historical long-term average of approximately 31,000 unit sales per year since the recession and that the pandemic adds to that demand, (ii) there are over 175,000 buses in the United States and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is increasing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts, which are projected to continue a recovery that began in 2012. Home prices have continued to climb during the pandemic as home-buyers have taken advantage of low mortgage rates and thus put additional pressure on housing inventories. The forecast for continued appreciation in housing prices due to the national shortage of homes is expected to have a positive effect on property tax receipts in the near-term, and school transportation budgets are expected to directly benefit from larger municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service (approximately 11.5 years), and (ii) an increased student population during the period from 2013 to 2020 (based on information from the National Center of Education Studies, we expect total student enrollment in the United States to increase by over 0.5 million students from 2018 to 2025).

In addition to strong property tax collections, additional funding for school buses is being made available in connection with the Volkswagen ("VW") settlement with the Federal Government in regard to emissions violations. Of the $14.7 billion in settlement funds, $2.9 billion was allocated to the VW Diesel Emissions Environmental Mitigation Trust for state government projects to reduce NOx output from ten categories; school buses are one of the ten categories. To date, all 52 states and/or territories (includes DC and Puerto Rico) spending plans have been issued, with 50 finalized. Nearly $270 million of the $2.9 billion in VW settlement funds has been awarded thus far; many more millions are under review by state agencies but are not yet publicly available. Of the $270 million awarded, $109 million has been issued to school bus projects. Several states are continuing and/or increasing their focus on school bus projects. Given the historical trend and future projections, we expect as much as $1 billion in additional VW funds may ultimately be allocated, or have a high probability of allocation, to school bus purchases through 2028.
Beyond the VW funds, traditional grant programs are expected to persist, including the EPA's National Clean Diesel Program and its various state versions. These are valuable programs for potential propane and CNG engine platform sales, as annual budgets for these programs usually range from $40.0 to $100.0 million. Additionally, in November 2020, the Bezos Earth Fund awarded a grant of $100 million, to be disbursed over a five-year period, to the World Resources Institute, a global research organization that focuses on climate initiatives, among others. A portion of this grant will be used to accelerate the adoption of zero emission school buses in the United States.
We believe our leadership in alternative fuels, coupled with this external funding, provides a strong foundation to continue to increase sales of our propane, gasoline, CNG and electric bus platforms.
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

Alternative fuel leadership. We believe we are the market leader in electric, propane, gasoline, and CNG fuel powered-buses, having sold approximately eight times more alternative fuel school buses than all of our competitors combined from fiscal 2010 through fiscal 2020. In fiscal 2020, we sold 4,262 propane, gasoline, CNG, and electric powered buses, a decrease of 20% versus the prior year, primarily caused by school closures due to the COVID-19 pandemic.

Innovative product leadership. We believe we have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG school bus, the first unique school bus chassis, and the first OEM-manufactured propane bus. In fiscal 2016, years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford and Roush CleanTech powertrain), and we were first-to-market with Electronic Stability Control. Also in 2016, we launched a new CNG product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system to provide CNG in a Type C bus. In fiscal 2018, we sold our first Type D electric vehicles and in fiscal 2019 we introduced our Type C electric vehicle. In fiscal 2020, we sold 158 Type C and Type D electric vehicles.

Strong distribution model. We have built an extensive, experienced network of 50 dealers to distribute our buses across the United States and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 30 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,500 employees who support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the United States and Canadian school bus industry.

Sales Volume

In fiscal 2020, we sold 8,878 Type C and Type D buses, including 8,430 school buses, 178 commercial buses, 36 export buses and 234 Government Services Administration ("GSA") buses. Our Type C school bus accounted for 77% of unit sales and our Type D school bus accounted for 18% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 5% of unit sales.

Our Dealer Network

In fiscal 2020, we sold approximately 93% of our vehicles through our United States and Canadian dealer network, currently consisting of 50 dealers that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the United States and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

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

U.S. Government; Other Specialty Sales. We also sell buses through our United States GSA contract, an expedited procurement procedure designed to meet the needs of bus customers authorized to purchase through the GSA contracting offices, including the U.S. Air Force, U.S. Army, Homeland Security and the U.S. Department of Agriculture. This full line of bus models is configured for adult or school bus use. In addition to the base GSA specifications, we offer several additional configurations to provide a wide range of passenger capacities and optional features. We also offer a full line of activity bus and Multi-Function School Activity Bus (“MFSAB”) products. With varying vehicle sizes, capacities, fuel choices, and engine types, our bus options enable our customers to tailor their transportation solutions to their specific needs, be it transporting a church congregation or shuttling workers to job sites.

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

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base (reducing the supplier base by approximately one-third in the last five years) and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At October 3, 2020, we had in place long-term supply contracts (addressing both component price and supply) covering nearly 81% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

As a result of the COVID-19 pandemic, we have experienced intermittent supplier shortages. While we experienced some shortages due to the pandemic, we continue to work with our suppliers to receive our material components on a regular basis.

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

At the federal level, Federal Motor Vehicle Safety Standards (“FMVSS”) govern the safety of all motor vehicles sold for use in the United States. More than half of the FMVSS regulations apply to school buses. For example, federal regulations require school buses to be painted “school bus yellow” and to be equipped with specific warning and safety devices. School buses are also built with the body on top of chassis frame rails. This so-called “high floor” construction moves the passenger compartment above the typical automotive “crash zone” and therefore provides an added measure of safety should a collision occur. Steel rollover cages and heavy duty bumpers are designed to provide incremental protection, in contrast with standard transit buses with “low floor” construction that offer lower curb height access with limited or no steel reinforcement.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the protection of the environment and health and safety, including those regulating the following: soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of materials, including greenhouse gases (“GHG”) into the environment; and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain operations. We have taken various steps to comply with these numerous and sometimes complex laws, regulations and permits. Compliance with environmental requirements historically has not had a material impact on our capital expenditures, earnings, or competitive position. We have made, and will continue to make, capital and other expenditures pursuant to such requirements. If we violate or fail to comply with these requirements, we could be subject to fines, penalties, enforcement actions or lawsuits.

For additional information regarding potential environmental issues at Blue Bird’s Fort Valley, Georgia facility, refer to Item 1A. “Risk Factors - Risk Factors Relating to Our Business and Industry - Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability."

Environmental laws, regulations, and permits and the enforcement thereof, change frequently and have become more stringent over time. Among other things, more rigorous GHG emission requirements are in various stages of development. For example, the United States Environmental Protection Agency (“U.S. EPA”) has promulgated the GHG Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the United States, and the GHG Tailoring Rule, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHG). The United States Congress has also considered imposing additional restrictions on GHG emissions. Any additional regulation of GHG emissions by either the United States Congress and/or the U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement, or other program and could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring, and reporting, as well as increased energy and raw material prices.

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

Warranty

We provide warranties on all of the buses and parts we sell. Warranties are offered for specific periods of time and mileage, and vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace, or adjust all parts on a bus that are defective in factory-supplied materials or workmanship during the specified warranty period. In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls and service bulletins), and customer satisfaction actions. Component suppliers, in particular major component suppliers such as engines and transmissions, provide warranties on their products.

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

Employees

At October 3, 2020, we employed 1,736 full-time employees. Our workforce is non-union.

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

Risk Factors Relating to Our Business and Industry

The current COVID-19 pandemic continues to have, and other public health crises, epidemics or pandemics could have, a material adverse effect on our business, results of operations, financial condition, and cash flows, particularly resulting from supply chain disruptions, reductions in demand for our products, disruptions or other developments negatively impacting our workforce or workplace conditions, and/or reduced access to capital markets and reductions in liquidity.

During our fiscal 2020, the novel coronavirus known as "COVID-19" spread throughout the world creating a global pandemic. The pandemic has, among other impacts:

•	negatively impacted demand for school buses due to schools operating totally or partially virtually;

•	triggered a significant downturn in capital markets;

•	caused significant disruptions in global supply chains;

•	significantly altered global consumer demand;

•	halted a material number of global manufacturing operations resulting from plant shut-downs; and

•	changed global workplace conditions resulting from "shelter-in-place" orders and "work from home" employer policies.

The degree to which the COVID-19 pandemic impacts our future business, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume. We are similarly unable to predict the extent to which the pandemic impacts our customers, suppliers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us. Finally, the COVID-19 pandemic makes it challenging for management to estimate the future performance of our business.

The pandemic materially impacted our fiscal 2020 results, causing lower customer orders for both buses and bus parts, supply disruptions, and absenteeism among our hourly production workforce. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, or liquidity, but we experienced reduced orders and enacted a manufacturing plant shut-down for the first two weeks of our third quarter in fiscal 2020. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our business, financial condition, results of operations, and liquidity.

At the present time, we consider the following areas to be the most significant material risks to our business resulting from the current pandemic:

Supply Chain Disruptions

We rely on specialist suppliers, some of which are single-source suppliers, for critical components (including but not limited to engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. We also currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, specialty resins, and other key components. In addition to protecting our employees' health, our plant shut-down was partially due to an inability to obtain critical components from our suppliers in the first several months of the COVID-19 pandemic. Future delays or interruptions in the supply chain due to the COVID-19 pandemic expose us to the following risks which would likely significantly increase our costs and/or impact our ability to meet customer demand:

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

Reductions in demand for buses and bus parts

The school bus market is predominantly driven by long-term trends in the level of spending by states, municipalities, and independent contractors. Demand for school buses is further influenced by overall acquisition priorities of municipalities, availability of school bus financing, student population changes, school district busing policies, price and other competitive factors, fuel prices and environmental regulations. In response to the pandemic, many school systems in North America canceled in-person schooling for the remainder of the 2019-2020 school year. The cancellations disrupted the seasonal order pattern for school buses. There remains uncertainty as to when traditional in-person schooling will resume, but we do know that many school systems did not resume in person classes for the fall of 2020. Uncertainty in the form of learning (e.g., a reduction of in-person to more remote arrangements) may lead to a reduction in bus orders until a degree of normalcy returns to the manner in which K-12 education is provided. Delays in the start of the 2020-2021 school year also impacted the near-term demand for our buses. Reductions in bus orders would negatively impact revenues in our Bus segment. A reduction in bus usage will likely reduce the demand for maintenance and replacement parts, which would negatively impact revenues in our Parts segment.

Disruptions or other developments negatively impacting our workforce or workplace conditions

Almost all U.S. states, including Georgia where our headquarters and manufacturing facilities are located, have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. Many of these orders have been and may continue to be re-issued at or after their expiration, and future orders may introduce broader restrictions. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, interruptions, slowdowns and delays, work-from-home policies and travel restrictions. While our business has been deemed essential by the State of Georgia, we have employed remote work policies when and where possible to be responsive to the health risks that may impact our employees. Given the nature of our business, we do not have the ability to manufacture a bus without our on-site manufacturing personnel. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production. Any extended production halt or diminution in production capacity would likely have a negative impact on our ability to fulfill orders and thus negatively impact our revenues, profitability and cash flows.

Reduced profitability and liquidity, resulting in possible restructuring of our credit facilities, and/or inadequate access to credit and capital markets

The COVID-19 pandemic has materially adversely impacted global commercial activity and has contributed to significant volatility in financial markets. The pandemic continues to have a materially adverse impact on economic and market conditions, and may result in an extended period of global economic slowdown and significant disruptions in global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity.

The continuing pandemic could cause a more severe contraction in our profits and/or liquidity which could lead to issues complying with the financial covenants in our credit facility. Our primary financial covenants are (i) for fiscal 2021, minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; b) for fiscal 2021 and the first two quarters of fiscal 2022, minimum liquidity at the end of each month, and (iii) beginning in fiscal 2022 and thereafter, Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. We may need to seek amendment for additional covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses than included in our historical financial statements.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which, at the consolidated level, have potential access to more technical, financial and marketing resources than our Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell propane-powered school buses. This brings both competitors into direct competition with our propane-powered school buses. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the United States to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales, profitability and cash flows.

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

Customers historically have replaced school buses in lengthy cycles. Moreover, weak macroeconomic conditions can adversely affect demand for new school buses and lead to an overall aging of school bus fleets beyond a typical replacement cycle. To the extent the increase in school bus demand is attributable to pent-up demand rather than overall economic growth, future school bus sales may lag behind improvements in general economic conditions or property tax levels. During downturns, we may find it necessary to reduce line rates and employee levels due to lower overall demand. An economic downturn may reduce, and in the past, including 2020, has reduced, demand for school buses, resulting in lower sales volumes, lower prices and decreased profits.

Primarily as a result of the seasonal nature of our business, we operate with negative working capital for significant portions of our fiscal year. During economic downturns, this tends to result in our utilizing a substantial portion of our cash reserves.

We may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to deliver products to customers.

We rely on specialist suppliers for critical components (including engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. The lack of ready-to-implement alternatives could give such suppliers, some of which have substantial market power, significant leverage over us if these suppliers elected to exert their market power over us, which leverage could adversely impact the terms and conditions of purchase, including pricing, warranty claims and delivery schedules. We seek to mitigate supply chain risks with our key suppliers by entering into long-term agreements, by commencing contract negotiations with suppliers of critical components significantly before contract expiration dates, and by diversifying our suppliers of key components with contingency programs when possible.

If any of our critical component suppliers limit or reduce the supply of components due to commercial reasons, financial difficulties or other problems, we could experience a loss of revenues due to our inability to fulfill orders. These single-source and other suppliers are each subject to quality and operational issues, materials shortages, unplanned demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships.

We have no assurance that our suppliers will continue to meet our requirements. If supply arrangements are interrupted, we may not be able to find another supplier on a timely or satisfactory basis. We may incur significant set-up costs, delays and lag time in manufacturing should it become necessary to replace any key suppliers. Our business interruption insurance coverage may not be adequate for any interruptions that we could encounter and may not continue to be available in amounts and on terms acceptable to us. Production delays could, under certain circumstances, result in penalties or liquidated damages in certain of our GSA contracts.

Our ability to sell our products may be negatively affected by trade policies and tariffs.

We import some of our components from China and other foreign countries. Our purchases may be subject to the effects of the United States trade policy, including the imposition of tariffs and anti-dumping/countervailing duties on these components. We cannot assure you that our ability to sell our products at reasonable margins will not be impaired by the imposition of tariffs or other changes in trade policy which may make it more difficult or more expensive to purchase our products.

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

New laws, regulations or governmental policies regarding environmental, health and safety standards, or changes in existing ones, may have a significant negative impact on how we do business.

Our products must satisfy various legal, environmental, health and safety requirements, including applicable emissions and fuel economy requirements. Meeting or exceeding government-mandated safety standards can be difficult and costly. Such regulations are extensive and may, in certain circumstances, operate at cross purposes. While we are managing our product development and production operations to reduce costs, unique local, state, federal and international standards can result in additional costs for product development, testing and manufacturing. We depend on third party single-source suppliers to comply with applicable emissions and fuel economy standards in the manufacture of engines supplied to us for our buses. Increased environmental, safety, emissions, fuel economy or other regulations may result in additional costs and lag time to introduce new products to market.

Safety or durability incidents associated with a school bus malfunction may result in loss of school bus sales that could have material adverse effects on our business.

The school bus industry has few competitors due to the importance of brand and reputation for safety and durability, compliance with stringent safety and regulatory requirements, an understanding of the specialized product specifications in each region and specialized technological and manufacturing know-how. If incidents associated with school bus malfunction transpired that called into question our reputation for safety or durability, it could harm our brand and reputation and cause consumers to question the safety, reliability and durability of our products. Lost school bus sales resulting from safety or durability incidents could materially adversely affect our business.

Disruption of our manufacturing and distribution operations would have an adverse effect on our financial condition and results of operations.

We manufacture school buses at facilities in Fort Valley, Georgia and distribute parts from a distribution center located in Delaware, Ohio. If operations at our manufacturing or distribution facilities were to be disrupted for a significant length of time as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, cyber-attacks or other reasons, we may be unable to fill dealer or customer orders and otherwise meet demand for our products, which would have an adverse effect on our business, financial condition and results of operations. Any interruption in production or distribution capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Also, our property damage and business interruption insurance coverage may not be applicable or adequate for any such disruption and may not continue to be available in amounts and on terms acceptable to us.

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

We are subject to potential recalls of our products from customers to cure manufacturing defects or in the event of a failure to comply with customers’ order specifications or applicable regulatory standards, as well as potential recalls of components or parts manufactured by suppliers that we purchase and incorporate into our school buses. We may also be required to remedy or retrofit buses in the event that an order is not built to a customer’s specifications or where a design error has been made. Significant retrofit and remediation costs or product recalls could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in laws or regulations related to the manufacture of school buses, or a failure to comply with such laws and regulations, could adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments, related to the manufacture of our school buses. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly, which could negatively impact our business and results of operations. Our products must satisfy a complex compliance scheme due to variability in and potentially conflicting local, state, federal and international laws and regulations. The cost of compliance may be substantial in a period due to the potential for modification or customization of our school buses in any of the 50 plus jurisdictions in which our buses are sold. In addition, if we expand into more international jurisdictions, we could potentially incur additional costs in order to tailor our products to the applicable local law requirements of such jurisdictions. Further, we must comply with additional regulatory requirements applicable to us as a federal contractor for our GSA contracts, which increases our costs. GSA contracts are also subject to audit and increased inspections and costs of compliance. Any potential penalties for non-compliance with laws and regulations may not be covered by insurance that we carry.

Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability.

Potential environmental issues have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. All investigations of suspect areas have been completed. Implementation of a corrective action plan is forthcoming, which will consist of re-surfacing the landfill cap, possible monitoring, and ground water use restrictions for the old landfill. There are currently no proposed remediation actions to be included in the corrective action plan. Based on the data generated from the latest site investigation, we believe our environmental risks have been reduced, but not eliminated.

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

With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, seasonality and sales cycle trends have become unpredictable. Seasonality and variations from historical seasonality have impacted and could continue to impact the comparison of results between fiscal periods.

Our defined benefit pension plan is currently underfunded and pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates and investments that do not achieve adequate returns.

Our defined benefit pension plan currently holds a significant amount of equity and fixed income securities. Our future funding requirement for our frozen defined benefit pension plan (“Pension Plan”) qualified with the Internal Revenue Service depends upon the future performance of assets placed in trusts for this plan, the level of interest rates used to determine funding levels, the level of benefits provided for by the Pension Plan and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, as other factors are held constant. If future funding requirements increase, we would be required to contribute more funds, which would negatively impact our cash flows.

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

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our business.

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

Our profitability depends on achieving certain minimum school bus sales volumes and margins. If school bus sales deteriorate, our results of operations, financial condition, and cash flows will suffer.

Our continued profitability requires us to maintain certain minimum school bus sales volumes and margins. As is typical for a vehicle manufacturer, we have significant fixed costs and, therefore, changes in our school bus sales volume can have a disproportionately large effect on profitability. If our school bus sales decline to levels significantly below our assumptions, due to a financial downturn, renewed recessionary conditions, changes in consumer confidence, geopolitical events, inability to produce sufficient quantities of school buses, limited access to financing or other factors, our financial condition, results of operations and cash flows would be materially adversely affected.

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

Our dealers and customers benefit from Blue Bird Capital Services (“BBCS”), a private label financing product. BBCS provides floorplan financing for certain of our network dealers and provides a modest amount of vehicle lease financing to school districts. Although we neither assume any balance sheet risk nor receive any direct economic benefit from BBCS, which is financed by TCF Inventory Finance, Inc., we could be materially adversely affected if BBCS was unable to provide this financing and our dealers were unable to obtain alternate financing, at least until a replacement for BBCS was identified. BBCS faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because BBCS serves as an additional source of leasing and financing options for dealers and customers, an impairment of BBCS’ ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers who rely on these financial services to acquire new school buses and dealers that seek financing.

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

We sell the majority of our buses and parts in United States Dollars. Our foreign customers have exposures to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Further, we have certain sales contracts that are transacted in Canadian Dollars. While we aim to hedge any such transactions, that may not always be the case. As a result, foreign currency fluctuations and the associated remeasurements and translations could have a material adverse effect on our results of operations and financial condition.

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

Shares of our Common Stock are reserved for issuance, which would have the effect of diluting the existing shareholders.

On May 28, 2015 and March 12, 2020, we registered 3,700,000 and 1,500,000 Common Stock shares, respectively, representing the shares of common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At October 3, 2020, there were 1,820,792 Common Stock shares remaining to be issued under the Incentive Plan.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding Common Stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD”. At December 14, 2020, there were 82 holders of record of the Company’s Common Stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at October 3, 2020, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	316,859	$16.69	1,820,792

(1) There are no equity compensation plans not approved by stockholders.

Item 6.     Selected Financial Data

The Company reports its operations on a 52-53 week fiscal year ending on the Saturday closest to September 30. There were 53 weeks in the fiscal year ended October 3, 2020, all other years presented below had 52 weeks. The following table sets forth selected consolidated financial data of the Company taking into account completion of the Business Combination and the subsequent change of the Company’s fiscal year to the historic fiscal year of School Bus Holdings for each of its five most recent fiscal years, which have been derived from the consolidated financial statements of the Company. See Notes 1 and 2 to the consolidated financial statements for further explanation regarding Basis of Presentation and impact of Recently Adopted Accounting Standards.

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

in thousands, except per share data	Fiscal Year
	2020	2019	2018	2017	2016
RESULTS OF OPERATIONS DATA
Net sales	$879,221	$1,018,874	$1,024,976	$990,602	$932,010
Cost of goods sold	783,021	885,400	902,988	863,234	802,654
Gross profit	96,200	133,474	121,988	127,368	129,356
Operating expenses
Selling, general and administrative expenses	74,206	89,642	86,911	67,836	98,393
Operating profit	21,994	43,832	35,077	59,532	30,963
Interest expense	(12,252)	(12,879)	(6,661)	(7,251)	(16,412)
Interest income	11	9	70	140	133
Other income (expense), net	738	(1,331)	(1,613)	(4,929)	(4,857)
Loss on debt extinguishment	—	—	—	(10,142)	—
Income before income taxes	10,491	29,631	26,873	37,350	9,827
Income tax (expense) benefit	(1,519)	(7,573)	2,620	(11,856)	(5,804)
Equity in net income of non-consolidated affiliate	3,213	2,242	1,327	3,307	2,877
Net income	12,185	24,300	30,820	28,801	6,900
Less: preferred stock dividends	—	—	1,896	4,261	3,878
Less: preferred stock repurchase	—	—	—	6,091	—
Net income available to common stockholders	$12,185	$24,300	$28,924	$18,449	$3,022

EARNINGS PER SHARE DATA
Basic earnings per share	$0.45	$0.92	$1.15	$0.79	$0.14
Diluted earnings per share	0.45	0.90	1.08	0.74	0.14

BALANCE SHEET DATA
Total assets	$317,415	$365,413	$307,430	$295,816	$277,866
Long-term debt	164,204	173,226	132,239	143,224	140,366
Total liabilities	370,645	433,224	335,766	354,326	364,840
Total stockholders' deficit	(53,230)	(67,811)	(28,336)	(58,510)	(86,974)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 3, 2020 as “fiscal 2020”. We refer to the fiscal year ended September 28, 2019 as “fiscal 2019” and we refer to the fiscal year ended September 29, 2018 as “fiscal 2018”. There were 53 weeks in fiscal year 2020 and there were 52 weeks in fiscal years 2019 and 2018.

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

Impact of COVID-19 on Our Business

Beginning in our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions are expected to continue for an extended period of time. In early April, in an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, we closed our manufacturing facilities for two weeks and requested our office employees to work from home. In late April, we successfully restarted manufacturing operations and have continued to manufacture buses since that time without further material disruption. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. It will continue to adversely impact our business for a significant portion of our fiscal year 2021 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall U.S and global economy. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

The full impacts from COVID-19 on the Company's financial results in fiscal year 2020 negatively affected our revenues and profits. We continue to monitor and assess the level of future customer demand, the ability of school boards to make timely decisions, the ability of suppliers to resume and maintain operations, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for fiscal 2021 and beyond. A prolonged economic downturn would have a material adverse impact on our sales and financial results beyond fiscal 2020. See PART I, Item 1A. "Risk Factors", of this Annual Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company has taken actions to control spending and secure adequate liquidity, including minor headcount rationalization and changes to the minimum required financial covenants via execution of a third amendment to the Credit Agreement in December 2020. Further detail and discussion of this amendment can be found in the "Liquidity and Capital Resources" section of this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

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

•
Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. Interest expense also includes unrealized gains or losses from interest rate hedges, if any, and changes in the fair value of interest rate derivatives not designated in hedge accounting relationships, if any, as well as expenses related to debt guarantees, if any.

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

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

This filing includes the following non-GAAP financial measures “Adjusted EBITDA”; “Adjusted EBITDA Margin”; and “Free Cash Flow”. Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio. Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

Adjusted EBITDA is defined as net income prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as stock-compensation expense and unrealized gains or losses on certain derivative financial instruments; net gains or losses on the disposal of assets as well as certain charges such as (i) significant product design changes; (ii) transaction related costs; (iii) discrete expenses related to major cost cutting initiatives; or (iv) costs directly attributed to the COVID-19 pandemic. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and operational transformation and major product redesign initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance defined in accordance with GAAP. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in evaluating our performance because the measures consider the performance of our ongoing operations, excluding decisions made with respect to capital investment, financing, and certain other significant initiatives or transactions as outlined in the preceding paragraph. We believe the non-GAAP measures offer additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as alternatives to net income as an indicator of our performance or as alternatives to any other measure prescribed by GAAP as there are limitations to using such non-GAAP measures. Although we believe that Adjusted EBITDA and Adjusted EBITDA Margin may enhance an evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing, and certain other significant initiatives or transactions, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA Margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA Margin exclude certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our ongoing operating results.

Our measure of Free Cash Flow is used in addition to and in conjunction with results presented in accordance with GAAP and it should not be relied upon to the exclusion of GAAP financial measures. Free Cash Flow reflects an additional way of evaluating our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

We define Free Cash Flow as total cash provided by/used in operating activities as adjusted for net cash paid for the acquisition or disposal of fixed assets and intangible assets. We use Free Cash Flow, and ratios based on Free Cash Flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. Accordingly, we expect Free Cash Flow to be less than operating cash flows.

Our Segments

We manage our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the fiscal years ended October 3, 2020 and September 28, 2019:

(in thousands)	2020	2019
Net sales	$879,221	$1,018,874
Cost of goods sold	783,021	885,400
Gross profit	$96,200	$133,474
Operating expenses
Selling, general and administrative expenses	74,206	89,642
Operating profit	$21,994	$43,832
Interest expense	(12,252)	(12,879)
Interest income	11	9
Other income (expense), net	738	(1,331)
Income before income taxes	$10,491	$29,631
Income tax expense	(1,519)	(7,573)
Equity in net income of non-consolidated affiliate	3,213	2,242
Net income	$12,185	$24,300
Other financial data:
Adjusted EBITDA	$54,681	$81,829
Adjusted EBITDA Margin	6.2%	8.0%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2020	2019
Net Sales by Segment
Bus	$822,616	$952,242
Parts	56,605	66,632
Total	$879,221	$1,018,874

Gross Profit by Segment
Bus	$76,059	$110,015
Parts	20,141	23,459
Total	$96,200	$133,474

Net sales. Net sales were $879.2 million for the fiscal year ended 2020, a decrease of $139.7 million, or 13.7%, compared to $1.019 billion for the fiscal year ended 2019. The decrease in net sales is attributed to the COVID-19 pandemic which caused the unplanned and abrupt increase in remote learning arrangements and an uncertainty in how school districts administered and will continue to administer schooling, resulting in a decreased demand for school buses.

Bus sales decreased $129.6 million, or 13.6%, reflecting a decrease in units booked which was partially offset by higher sales prices. In the fiscal year ended 2020, 8,878 units were booked compared to 11,017 units booked for the fiscal year ended 2019. The decrease in Bus revenue and volumes reflect the timing of orders being significantly impacted by COVID-19. The 7.2% increase in unit price for the fiscal year ended 2020 compared to the fiscal year ended 2019 mainly reflects the full-year impact of pricing actions taken in fiscal 2019 to partially offset commodity costs, as well as product and customer mix changes.

Parts sales decreased $10.0 million, or 15.0%, for the fiscal year ended 2020 compared to the fiscal year ended 2019, as we had lower sales volume, mainly from lower school bus units in operation due to school closures caused by the COVID-19 pandemic. Stay at home orders and school closures reduced bus repair and maintenance activities due to lower bus use.

Cost of goods sold. Total cost of goods sold was $783.0 million for the fiscal year ended 2020, a decrease of $102.4 million, or 11.6%, compared to $885.4 million for the fiscal year ended 2019. As a percentage of net sales, total cost of goods sold increased from 86.9% to 89.1%.

Bus segment cost of goods sold decreased $95.7 million, or 11.4%, for the fiscal year ended 2020 compared to the fiscal year ended 2019 due to reduced sales volumes. The average cost of goods sold per unit for the fiscal year ended 2020 was 10.0% higher compared to the average cost of goods sold per unit for the fiscal year ended 2019 due to increases in manufacturing costs from several COVID-19 related factors including hourly workforce absenteeism and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $6.7 million, or 15.5%, decrease in parts segment cost of goods sold for the fiscal year ended 2020 compared to the fiscal year ended 2019 aligned with the decrease in sales volume noted above.

Operating profit. Operating profit was $22.0 million for the fiscal year ended 2020, a decrease of $21.8 million, or 49.8%, compared to $43.8 million for the fiscal year ended 2019. Profitability was negatively impacted by a decrease of $37.3 million in gross profit, which was partially offset by a decrease of $15.4 million in selling, general and administrative expenses due in large part to several significant product development initiatives during fiscal 2019 as well as cost control measures implemented in fiscal 2020, as a response to the COVID-19 pandemic, including headcount reductions and lower travel-related expense.

Interest expense. Interest expense was $12.3 million for the fiscal year ended 2020, a decrease of $0.6 million, or 4.9%, compared to $12.9 million for the fiscal year ended 2019. The decrease was primarily attributed to lower interest rates and a lower average borrowing level on the term debt.

Income taxes. We recorded income tax expense of $1.5 million for the fiscal year ended 2020, compared to an income tax expense of $7.6 million for the fiscal year ended 2019. The reduction in expense was primarily attributed to lower amounts of taxable income in 2020 due to the impacts of COVID-19 on our operations.

The effective tax rate for the fiscal year ended 2020 differed from the statutory Federal income tax rate of 21.0%.  There were minor items that lowered the effective tax rate to 14.5%, primarily the impacts of tax credits and state taxes on the Federal rate.  These were offset to a lesser degree by the recording of a partial valuation allowance for state taxes and minor provision to return adjustments.

The effective tax rate for the fiscal year ended 2019 was 25.6%, which differed from the statutory federal income tax rate of 21%. The difference was mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which included the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that were greater than our ability to utilize before expiration. These items were partially offset by benefits from federal and state tax credits.

Adjusted EBITDA. Adjusted EBITDA was $54.7 million, or 6.2% of net sales, for the fiscal year ended 2020, a decrease of $27.1 million, or 33.2%, compared to $81.8 million, or 8.0% of net sales, for the fiscal year ended 2019. The decrease in Adjusted EBITDA was primarily the result of decreased revenues and gross profit due to the COVID-19 pandemic as well as higher manufacturing costs. The decrease was partially offset by lower adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2020	2019
Net income	$12,185	$24,300
Adjustments:
Interest expense, net (1)	12,616	13,279
Income tax expense	1,519	7,573
Depreciation, amortization, and disposals (2)	15,096	11,102
Operational transformation initiatives	3,404	10,594
Foreign currency hedges	—	109
Share-based compensation	4,141	4,273
Product redesign initiatives	4,068	10,540
Restructuring charges	646	—
Costs directly attributed to the COVID-19 pandemic (3)	1,000	—
Other	6	59
Adjusted EBITDA	$54,681	$81,829
Adjusted EBITDA Margin (percentage of net sales)	6.2%	8.0%

(1) Includes $0.4 million and $0.4 million for fiscal 2020 and 2019, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $0.7 million and $0.7 million for fiscal 2020 and 2019, respectively, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees in response to the COVID-19 pandemic.

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

Net sales. Net sales were $1.02 billion for the fiscal year ended 2019, a decrease of $6.1 million, or 0.6%, compared to $1.02 billion for the fiscal year ended 2018.

Bus sales decreased $10.5 million, or 1.1%, reflecting a decrease in units booked partially offset by slightly higher sales prices. In the fiscal year ended 2019, 11,017 units were booked compared to 11,649 units booked in the fiscal year ended 2018. The average net sales price per unit for the fiscal year ended 2019 was 4.6% higher than the price per unit for the fiscal year ended 2018. The increase in unit price mainly reflects pricing actions taken to partially offset commodity costs, as well as product and customer mix changes.

Parts sales increased $4.4 million, or 7.1%, for the fiscal year ended 2019 compared to the fiscal year ended 2018, resulting from higher volumes primarily due to incentive and shipping programs launched in the fiscal year ended 2018.

Cost of goods sold. Total cost of goods sold was $885.4 million for the fiscal year ended 2019, a decrease of $17.6 million, or 1.9%, compared to $903.0 million for the fiscal year ended 2018. As a percentage of net sales, total cost of goods sold decreased from 88.1% to 86.9%.

Bus segment cost of goods sold decreased $20.5 million, or 2.4%, for the fiscal year ended 2019 compared to the fiscal year ended 2018. The average cost of goods sold per unit was 3.2% higher compared to the average cost of goods sold per unit for the fiscal year ended 2018 due to raw material price increases related to rising commodity costs and tariffs, which were offset by cost savings resulting from our operational improvement initiatives.

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

Interest expense. Interest expense was $12.9 million for the fiscal year ended 2019, an increase of $6.2 million, or 93.3%, compared to $6.7 million for the fiscal year ended 2018. The increase was primarily attributed to a point increase in the weighed-average annual effective interest rate on the term loan, higher average borrowing levels, and changes in the interest rate collar fair value recorded in interest expense.

Income taxes. We recorded income tax expense of $7.6 million for the fiscal year ended 2019, compared to income tax benefit of $2.6 million for the fiscal year ended 2018.

The effective tax rate for the fiscal year ended 2019 was 25.6%, which differed from the federal statutory tax rate of 21.0%. The difference was mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which included the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that were greater than our ability to utilize before expiration. These items were partially offset by benefits from federal and state tax credits.

The effective tax rate for the fiscal year ended 2018 was (9.7)%, which differed from the statutory federal income tax rate of 24.5%, mainly due to one-time events like the decrease in our uncertain tax positions and a re-measurement of our deferred tax assets and liabilities as a result of the Tax Act. The rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, federal and state tax credits, and share based award related deductions in excess of recorded book expense.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the credit facility. At October 3, 2020, the Company had $44.5 million of available cash and cash equivalents (net of outstanding checks) and $135.0 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes. At October 3, 2020, the Company was in compliance with all covenants required by the credit facility.

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

The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities (including the Incremental Term Loan discussed below) and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries (including the Borrower), with certain exclusions as set forth in a collateral agreement entered into on December 12, 2016.

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

First Amended Credit Agreement

On September 13, 2018, the Company executed an amendment to the Credit Agreement (the "First Amended Credit Agreement"), by and among the Company, the Borrower, and Bank of Montreal, acting as administrative agent together with other lenders. The First Amended Credit Agreement provided for an aggregate lender commitment of $50.0 million in additional term loan borrowings (the “Incremental Term Loan”). The Incremental Term Loan was intended to finance a portion of a tender offer up to $50.0 million, which transaction closed in October 2018.

After giving effect to the First Amended Credit Agreement, the initial $160.0 million Term Loan Facility, with a balance of $146.2 million at September 29, 2018, increased $50.0 million, and the initial $75.0 million Revolving Credit Facility increased $25.0 million. The amended Credit Facilities each mature on September 13, 2023, the fifth anniversary of the effective date of the First Amended Credit Agreement.

After giving effect to the First Amended Credit Agreement, the interest payable with respect to the Term Loan Facility was (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25% and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio of the Company, an election of either base rate or LIBOR pursuant to the table below. The Company's Total Net Leverage Ratio is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending.

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Under the First Amended Credit Agreement, the principal of the Term Facility must be paid in quarterly installments on the last day of each fiscal quarter, in an amount equal to:

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

There are customary events of default under the First Amended Credit Agreement, including, among other things, events of default resulting from (i) failure to pay obligations when due under the First Amended Credit Agreement, (ii) insolvency of the Company or its material subsidiaries, (iii) defaults under other material debt, (iv) judgments against the Company or its subsidiaries, (v) failure to comply with certain financial maintenance covenants (as set forth in the First Amended Credit Agreement), or (vi) a change of control of the Company, in each case subject to limitations and exceptions as set forth in the First Amended Credit Agreement.

The First Amended Credit Agreement contains customary covenants and warranties including, among other things, an amended Total Net Leverage Ratio financial maintenance covenant which requires compliance as follows:

Period	Maximum Total Net Leverage Ratio
September 13, 2018 through the second quarter of the 2019 fiscal year	4.00:1.00
Second quarter of the 2019 fiscal year through the fourth quarter of the 2021 fiscal year	3.75:1.00
Fourth quarter of the 2021 fiscal year and thereafter	3.50:1.00

Second Amended Credit Agreement

On May 7, 2020, the Company entered into a second amendment which amended the First Amended Credit Agreement, dated as of September 13, 2018 (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Second Amended Credit Agreement matures on September 13, 2023, which is the fifth anniversary of the effective date of the First Amended Credit Agreement. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%.
Third Amended Credit Agreement

On December 4, 2020, the Company executed a third amendment to the Credit Agreement, the First Amended Credit Agreement and the Second Amended Credit Agreement (the "Third Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate is timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elects to terminate the Limited Availability Period; and (b) the absence of a default or event of default under the Amended Credit Agreement.

Amendments to the financial performance covenants provide that during the Limited Availability Period, a higher maximum Total Net Leverage Ratio is permitted, and requires the Company to maintain liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ending December 31, 2020 and the fiscal quarter ending September 30, 2021 that falls within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applies instead of a maximum Total Net Leverage Ratio.

The pricing grid in the First Amended Credit Agreement, which is based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remains unchanged.  However, during the Limited Availability Period, an additional margin of 0.50% applies.

During the Limited Availability Period, the Amended Credit Agreement requires that the Borrower prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceed $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semimonthly basis.  Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period may not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implements a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, the Amended Credit Agreement sets forth additional monthly reporting requirements, and requires subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. During fiscal 2020, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic materially impacted our fiscal 2020 results causing lower customer orders for both buses and parts, supply disruptions, higher rates of absenteeism among our hourly production workforce, and a temporary shutdown of manufacturing. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results. See PART I, Item 1A. "Risk Factors", of this Annual Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The pandemic could cause a severe contraction in our profits and/or liquidity which could lead to issues complying with our Credit Facility covenants. Our primary financial covenants are (i) for fiscal 2021, minimum consolidated EBITDA, an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; b) for fiscal 2021 and the first two quarters of fiscal 2022, minimum liquidity at the end of each month, and (iii) beginning in fiscal 2022 and thereafter, Total Net Leverage Ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. We may need to seek additional covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses than included in our historical financial statements.

On March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") into law. The CARES Act, among other things, includes provisions related to the deferment of employer-side social security payments (the Employer Payroll Tax Payment Deferral Provision). We have elected to defer these payments that would otherwise be due and payable through December 31, 2020. A 50% minimum payment of the deferred amount is due on December 31, 2021 with the remainder due by December 31, 2022. We estimate between $4.0 and $6.0 million in payments could be delayed. We also have and expect to defer contributions to our defined benefit pension plan of approximately $3.2 million for fiscal 2020. The delayed contribution payments are due on January 4, 2021.

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

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2020	2019	2018
Cash and cash equivalents, beginning of year	$70,959	$60,260	$62,616
Total cash provided by operating activities	3,459	55,706	48,353
Total cash used in investing activities	(18,803)	(35,467)	(32,104)
Total cash used in financing activities	(11,108)	(9,540)	(18,605)
Change in cash and cash equivalents	(26,452)	10,699	(2,356)
Cash and cash equivalents, end of year	$44,507	$70,959	$60,260

Total cash provided by operating activities

Cash flows provided by operating activities totaled $3.5 million for the fiscal year ended 2020, as compared with $55.7 million of cash flows provided by operating activities for the fiscal year ended 2019. The primary drivers of the $52.2 million decrease were the following:

•	A year over year reduction of $12.1 million in net income.

•
The effect of net changes in operating assets and liabilities negatively impacted 2020 operating cash flow by $35.0 million compared to 2019. The primary drivers in this category were the unfavorable changes in accounts payable and accrued expenses of $75.7 million as well as accounts receivable of $10.6 million, which were partially offset by improvements in inventory level changes of $43.8 million and other assets of $9.7 million.

•
The impact of non-cash items (net source of cash) were $5.1 million higher in fiscal 2019 compared to fiscal 2020. Non-cash items impact net income, but do not have direct cash outflows associated with them. The significant differences were the impact of higher amounts of deferred taxes of $6.6 million, share-based compensation of $0.1 million, and pension amortization expense of $1.0 million in fiscal 2019 compared to fiscal 2020. These were partially offset by an increase in depreciation and amortization expense in fiscal 2020 of $4.0 million.

Cash flows provided by operating activities totaled $55.7 million for the fiscal year ended 2019, as compared with $48.4 million of cash flows provided by operating activities for the fiscal year ended 2018. The primary drivers of the $7.4 million increase were the following:

•
Changes in pension and accrued expenses provided $24.0 million in incremental cash compared to the prior year. In fiscal 2019, the pension liability increased by $24.5 million (source of cash) compared to fiscal 2018. In fiscal 2018, the pension liability decreased by $11.3 million (use of cash). The release of $7.6 million in fiscal 2018 for uncertain tax positions lowered the accrued expense balance (use of cash).

•
Non-cash items (source of cash) were $5.4 million higher compared to the fiscal year ended 2018. Non-cash items impact net income, but do not have direct cash outflows associated with them. The significant drivers in fiscal 2019 were non-cash interest expense from our interest rate collar, an increase in share-based compensation expense, and an increase in depreciation expense which totaled $6.0 million.

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

•
The cash flow difference due to changes in other assets was a $4.7 million decrease (source of cash) from fiscal 2018 to fiscal 2019, but a $2.8 million increase (use of cash) from fiscal 2017 to fiscal 2018. The combined changes resulted in $7.4 million decrease in fiscal 2019 from the prior year. The primary driver of the change was a $3.8 million federal income tax receivable recorded in fiscal 2019 that was not recorded in fiscal 2018.

•	Net income was lower by $6.5 million in fiscal 2019 compared to the prior year.

Total cash used in investing activities

Cash flows used in investing activities totaled $18.8 million for the fiscal year ended 2020, as compared with $35.5 million of cash flows used in investing activities for the fiscal year ended 2019. The $16.7 million decrease in cash used was primarily due to decreased spending on manufacturing assets associated with our new paint facility in fiscal 2020 as compared to fiscal 2019.

Cash flows used in investing activities totaled $35.5 million for the fiscal year ended 2019, as compared with $32.1 million of cash flows used in investing activities for the fiscal year ended 2018. The $3.4 million increase in cash used was primarily due to increased spending on manufacturing assets associated with our paint facility.

Total cash used in financing activities

Cash used in financing activities totaled $11.1 million for the fiscal year ended 2020, as compared with $9.5 million in cash used in financing activities for the fiscal year ended 2019. In fiscal 2020 we used more cash compared to the prior year on finance leases totaling $0.8 million million, debt issuance costs totaling $0.9 million, and payments of employee taxes for share-based compensation activity totaling $2.9 million. An increased source of cash, which partially offset cash use, was $2.7 million more in cash received for warrant exercises compared to the prior year. All of our existing warrants are now expired or exercised so this component of cash from financing activities is not expected to repeat in future years.

Cash used in financing activities totaled $9.5 million for the fiscal year ended 2019, as compared with $18.6 million in cash used in financing activities for the fiscal year ended 2018. The $9.1 million decrease in cash used was mainly attributed to a decrease of $26.6 million in cash spent on share repurchases under share repurchase programs, a $1.9 million decrease in cash dividends paid on preferred stock, and a $2.1 million decrease in debt principal payments. The decreases in cash used were partially offset by an increase of $2.0 million paid for debt issuance costs and a $1.6 million increase in cash taxes paid for employee taxes on vested restricted stock and stock option exercises.

In fiscal 2019, the Company received $50.0 million in borrowings under the term loan; however, the net impact on cash was not significant as the proceeds from the borrowings were used to fund a tender offer to purchase 1,782,568 shares of our common stock and 364 shares of our preferred stock at a purchase price totaling $50.4 million (which includes fees and expenses related to the tender offer).

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

(in thousands)	2020	2019	2018
Total cash provided by operating activities	$3,459	$55,706	$48,353
Cash paid for fixed assets and acquired intangible assets	(18,968)	(35,514)	(32,118)
Free cash flow	$(15,509)	$20,192	$16,235

Free cash flow for the fiscal year ended 2020 was $35.7 million lower than free cash flow for the fiscal year ended 2019, primarily due to a $52.2 million decrease in cash provided by operating activities as discussed above. This was partially offset by a reduction of $16.5 million in cash paid for manufacturing assets as we limited capital expenditures in fiscal 2020 and had significant capital expenditures related to our new paint facility in fiscal 2019 that did not recur.

Free cash flow for the fiscal year ended 2019 was $4.0 million higher than free cash flow for the fiscal year ended 2018, primarily due to a $7.4 million increase from cash provided by operating activities as discussed above, partially offset by an increase of $3.4 million in cash paid for manufacturing assets.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $6.9 million at October 3, 2020, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at October 3, 2020 which relates to a guarantee of indebtedness for a term loan with a remaining maturity up to 2.3 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Blue Bird evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

Revenue Recognition

The Company records revenue, net of tax, when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue, when, or as, we satisfy performance obligations.

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

The Company includes shipping and handling revenues, which are costs billed to customers, in net sales on the Consolidated Statements of Operations. The related costs incurred by the Company are included in cost of goods sold on the Consolidated Statements of Operations.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 3, 2020 and September 28, 2019, reserves totaled approximately $5.0 million and $4.7 million, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Although management believes the assumptions used in the determination of the value of the enterprise are reasonable, no assurance can be given that these assumptions will be achieved. As a result, impairment charges may occur when goodwill is tested for impairment in the future.

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

Fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow ("DCF") analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. The cash flow forecasts are based on approved strategic operating plans.

During the fourth quarter of each fiscal year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

In the evaluation of indefinite lived assets for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary, or to perform a quantitative assessment by comparing the fair value of an asset to its carrying amount. The Company’s intangible asset with an indefinite useful life is the Blue Bird trade-name. Under the qualitative assessment, an entity is not required to calculate the fair value of the asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If a qualitative assessment is not performed or if a quantitative assessment is otherwise required, then the entity compares the fair value of an asset to its carrying amount and the amount of the impairment loss, if any, is the difference between fair value and carrying value. The fair value of our trade name is derived by using the relief from royalty method, which discounts the estimated cash savings we realize by owning the name instead of otherwise having to license or lease it.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at October 3, 2020, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $10.2 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $11.7 million.

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

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) as of October 3, 2020 and September 28, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended October 3, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 17, 2020 expressed an unqualified opinion thereon.

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

December 17, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 3, 2020 and September 28, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended October 3, 2020, and the related notes and schedule and our report dated December 17, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Atlanta, Georgia

December 17, 2020

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	October 3, 2020	September 28, 2019
Assets
Current assets
Cash and cash equivalents	$44,507	$70,959
Accounts receivable, net	7,623	10,537
Inventories	56,523	78,830
Other current assets	8,243	11,765
Total current assets	$116,896	$172,091
Property, plant and equipment, net	103,372	100,058
Goodwill	18,825	18,825
Intangible assets, net	51,632	54,720
Equity investment in affiliate	14,320	11,106
Deferred tax assets	4,365	3,600
Finance lease right-of-use assets	6,983	4,638
Other assets	1,022	375
Total assets	$317,415	$365,413
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$57,602	$102,266
Warranty	8,336	9,161
Accrued expenses	15,773	28,697
Deferred warranty income	8,540	8,632
Finance lease obligations	1,280	716
Other current liabilities	10,217	10,310
Current portion of long-term debt	9,900	9,900
Total current liabilities	$111,648	$169,682
Long-term liabilities
Long-term debt	$164,204	$173,226
Warranty	13,038	13,182
Deferred warranty income	14,048	15,413
Deferred tax liabilities	254	168
Finance lease obligations	5,879	3,921
Other liabilities	14,315	12,108
Pension	47,259	45,524
Total long-term liabilities	$258,997	$263,542
Guarantees, commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued with liquidation preference of $0 at October 3, 2020 and September 28, 2019	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,048,404 and 26,476,336 shares outstanding at October 3, 2020 and September 28, 2019, respectively.	3	3
Additional paid-in capital	88,910	84,271
Accumulated deficit	(33,464)	(45,649)
Accumulated other comprehensive loss	(58,397)	(56,154)
Treasury stock, at cost, 1,782,568 shares at October 3, 2020 and September 28, 2019	(50,282)	(50,282)
Total stockholders' deficit	$(53,230)	$(67,811)
Total liabilities and stockholders' deficit	$317,415	$365,413

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2020	2019	2018
Net sales	$879,221	$1,018,874	$1,024,976
Cost of goods sold	783,021	885,400	902,988
Gross profit	$96,200	$133,474	$121,988
Operating expenses
Selling, general and administrative expenses	74,206	89,642	86,911
Operating profit	$21,994	$43,832	$35,077
Interest expense	(12,252)	(12,879)	(6,661)
Interest income	11	9	70
Other income (expense), net	738	(1,331)	(1,613)
Income before income taxes	$10,491	$29,631	$26,873
Income tax (expense) benefit	(1,519)	(7,573)	2,620
Equity in net income of non-consolidated affiliate	3,213	2,242	1,327
Net income	$12,185	$24,300	$30,820

Earnings per share:
Net income (from above)	$12,185	$24,300	$30,820
Less: preferred stock dividends	—	—	1,896
Net income available to common stockholders	$12,185	$24,300	$28,924

Basic weighted average shares outstanding	26,850,999	26,455,436	25,259,595
Diluted weighted average shares outstanding	27,086,555	27,043,814	28,616,862

Basic earnings per share	$0.45	$0.92	$1.15
Diluted earnings per share	$0.45	$0.90	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
(in thousands)	2020	2019	2018
Net income	$12,185	$24,300	$30,820
Other comprehensive (loss) income, net of tax
Net change in defined benefit pension plan	(2,243)	(17,727)	5,448
Total other comprehensive (loss) income, net of tax	$(2,243)	$(17,727)	$5,448
Comprehensive income	$9,942	$6,573	$36,268

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$12,185	$24,300	$30,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,400	10,383	9,042
Non-cash interest expense	3,651	3,822	771
Share-based compensation	4,141	4,273	2,628
Equity in net income of affiliate	(3,213)	(2,242)	(1,327)
(Gain) loss on disposal of fixed assets	(76)	5	114
Deferred taxes	29	6,632	5,655
Amortization of deferred actuarial pension losses	1,720	2,758	3,521
Foreign currency hedges	—	109	(109)
Changes in assets and liabilities:
Accounts receivable	2,914	13,530	(13,920)
Inventories	22,308	(21,497)	17,786
Other assets	5,068	(4,651)	2,755
Accounts payable	(40,258)	6,318	3,096
Accrued expenses, pension and other liabilities	(19,410)	9,707	(14,307)
Dividend from equity investment in affiliate	—	2,259	1,828
Total adjustments	$(8,726)	$31,406	$17,533
Total cash provided by operating activities	$3,459	$55,706	$48,353
Cash flows from investing activities
Cash paid for fixed assets and acquired intangible assets	$(18,968)	$(35,514)	$(32,118)
Proceeds from sale of fixed assets	165	47	14
Total cash used in investing activities	$(18,803)	$(35,467)	$(32,104)
Cash flows from financing activities
Borrowings under the term loan	$—	$50,000	$—
Repayments of the term loan	(9,900)	(9,900)	(7,850)
Principal payments on finance leases	(945)	(133)	—
Cash paid for capital leases	—	—	(158)
Cash paid for debt issuance costs	(935)	—	(2,006)
Payment of dividends on preferred stock	—	—	(1,896)
Cash paid for employee taxes on vested restricted shares and stock option exercises	(3,568)	(636)	(2,211)
Proceeds from exercises of warrants	4,240	1,499	22,102
Common stock, preferred stock, and warrant repurchases under share repurchase programs	—	—	(26,586)
Tender offer repurchase of common stock and preferred stock	—	(50,370)	—
Total cash used in financing activities	$(11,108)	$(9,540)	$(18,605)
Change in cash and cash equivalents	(26,452)	10,699	(2,356)
Cash and cash equivalents, beginning of year	70,959	60,260	62,616
Cash and cash equivalents, end of year	$44,507	$70,959	$60,260

	Fiscal Years Ended
(in thousands)	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$7,591	$10,408	$5,782
Income tax (received) paid, net of tax refunds	(1,542)	4,586	3,673
Non-cash Investing and Financing Activities:
Changes in accounts payable for capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$(5,422)	$8,040	$6,389
Cashless exercise of stock options	5,246	481	3,570
Cashless exercise of warrants	—	416	—
Right-of-use assets obtained in exchange for operating lease obligations	—	8,040	—
Right-of-use assets obtained in exchange for finance lease obligations	3,496	4,770	—
Conversion of preferred stock into common stock	—	9,264	—

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 30, 2017	23,739,344	$2	$45,418	400,000	$40,000	$(43,875)	$(100,055)	—	$—	$(58,510)
Exercise of stock warrants	1,921,901	1	22,102	—	—	—	—	—	—	22,103
Restricted stock activity	33,963	—	(370)	—	—	—	—	—	—	(370)
Stock option activity	97,504	—	(1,841)	—	—	—	—	—	—	(1,841)
Preferred stock dividends	—	—	(1,896)	—	—	—	—	—	—	(1,896)
Share repurchase program	(1,183,412)	—	(26,586)	—	—	—	—	—	—	(26,586)
Preferred stock conversion	2,649,962	—	30,700	(307,000)	(30,700)	—	—	—	—	—
Share-based compensation expense	—	—	2,496	—	—	—	—	—	—	2,496
Net income	—	—	—	—	—	—	30,820	—	—	30,820
Other comprehensive income, net of tax	—	—	—	—	—	5,448	—	—	—	5,448
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of new revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Exercise of stock warrants	144,996	—	1,499	—	—	—	—	—	—	1,499
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Stock option activity	3,836	—	(40)	—	—	—	—	—	—	(40)
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,282)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Share-based compensation expense	—	—	4,173	—	—	—	—	—	—	4,173
Net income	—	—	—	—	—	—	24,300	—	—	24,300
Other comprehensive loss, net of tax	—	—	—	—	—	(17,727)	—	—	—	(17,727)
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Exercise of stock warrants	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	94,724	—	(1,623)	—	—	—	—	—	—	(1,623)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	3,967	—	—	—	—	—	—	3,967
Net income	—	—	—	—	—	—	12,185	—	—	12,185
Other comprehensive loss, net of tax	—	—	—	—	—	(2,243)	—	—	—	(2,243)
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)

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

COVID-19

Beginning in our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic impacted our fiscal 2020 results, causing lower customer orders for both buses and bus parts, supply disruptions, higher rates of absenteeism among our hourly production workforce and a temporary shutdown of manufacturing. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. In fiscal year 2020 there were 53 weeks and there were 52 weeks in fiscal years 2019 and 2018.
2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including the extent and duration of the COVID-19 related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

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

Revenue Recognition

The Company records revenue when the following five steps have been completed:

1.	Identification of the contract(s) with a customer;

2.	Identification of the performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue, when, or as, we satisfy performance obligations.

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

The Company includes shipping and handling revenues, which are costs billed to customers, in net sales on the Consolidated Statements of Operations. Shipping and handling costs incurred are included in cost of goods sold.

See Note 12, Revenue, for further revenue information. See Note 3, Supplemental Financial Information, for further information on warranties.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facilities and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying value of the Company’s term loan approximates fair value due to the variable interest rate. See Note 8, Debt, for further discussion.

Derivative Instruments

In limited circumstances, we may utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates or interest rates relating to variable rate debt. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income (loss), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. If realized, gains and losses on derivative instruments are recognized in the operating results line item that reflects the underlying exposure that was mitigated. The exchange of cash, if any, associated with derivative transactions is classified in the same category as the cash flows from the underlying items giving rise to the foreign currency or interest rate exposures.

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

The two components of operating lease expense, amortization and interest, are recognized on a straight-line basis over the lease term as a single expense element within selling, general and administrative expenses on the Consolidated Statements of Operations. Under the finance lease model, interest on the lease liability is recognized in interest expense and amortization of ROU assets is recorded on the Consolidated Statements of Operations based on the underlying use of the assets.

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

Fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow ("DCF") analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. The cash flow forecasts are based on approved strategic operating plans and long-term forecasts.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $2.2 million and $3.1 million at October 3, 2020 and September 28, 2019, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $0.9 million, $0.9 million and $0.8 million for the fiscal years ended 2020, 2019 and 2018, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at October 3, 2020. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other expense, net on our Consolidated Statements of Operations.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one year to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine the warranty reserve calculates the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. Management believes the methodology provides an accurate reserve estimate. Actual claims incurred could differ from the original estimates, requiring future adjustments.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For the fiscal years ended 2020, 2019 and 2018, the Company expensed $6.4 million, $11.5 million and $8.5 million, respectively.

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

Recently Adopted Accounting Standards

ASU 2018-02 – In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and improve the usefulness of information reported to financial statement users. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We adopted this ASU, in the first quarter of fiscal 2020, and did not elect to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. We use a specific identification approach to release the income tax effects in AOCI.

ASU 2019-12 – In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the process for calculating interim (intraperiod) income taxes and the accounting for deferred tax liabilities for foreign equity-method investments, among other simplifications. We early adopted this standard effective the first quarter of fiscal 2020 and the the impacts of adopting this standard were not material.

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

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	October 3, 2020	September 28, 2019
Accounts receivable	$7,723	$10,637
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$7,623	$10,537

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2020	2019	2018
Balance at beginning of period	$22,343	$22,646	$20,910
Add: current period accruals	8,980	10,869	11,454
Less: current period reductions of accrual	(9,949)	(11,172)	(9,718)
Balance at end of period	$21,374	$22,343	$22,646

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two years to five years, for the fiscal years presented:

(in thousands)	2020	2019	2018
Balance at beginning of period	$24,045	$23,191	$19,295
Add: current period deferred income	7,298	9,238	10,854
Less: current period recognition of income	(8,755)	(8,384)	(6,958)
Balance at end of period	$22,588	$24,045	$23,191

The outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $8.5 million of the outstanding contract liability in fiscal 2021, and the remaining balance thereafter.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	October 3, 2020	September 28, 2019
Current portion	$2,993	$2,933
Long-term portion	1,962	1,775
Total accrued self-insurance	$4,955	$4,708

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues recognized were $16.9 million, $19.4 million and $20.7 million for the fiscal years ended 2020, 2019 and 2018, respectively. The related cost of goods sold were $14.5 million, $17.0 million and $17.8 million for the fiscal years ended 2020, 2019 and 2018, respectively.

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined in Note 8) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range where we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3% The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. During the fiscal year ended October 3, 2020, the three-month LIBOR rate fell below the established floor, which required an immaterial cash payment to the counterparty. Additionally, $0.5 million was accrued as interest expense in the fourth quarter of fiscal 2020 when the three-month LIBOR rate again fell below the established floor and is expected to be paid in the first quarter of fiscal 2021.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At October 3, 2020, the fair value of the interest rate collar contract was $(3.8) million and is included in "other current liabilities" on the Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	October 3, 2020	September 28, 2019
Raw materials	$43,272	$60,033
Work in process	8,989	16,663
Finished goods	4,262	2,134
Total inventories	$56,523	$78,830

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	October 3, 2020	September 28, 2019
Land	$2,164	$2,164
Buildings	46,509	45,550
Machinery and equipment	100,112	97,460
Office furniture, equipment and other	2,184	2,182
Computer equipment and software	17,443	16,638
Construction in process	18,028	8,421
Property, plant and equipment, gross	186,440	172,415
Accumulated depreciation and amortization	(88,925)	(79,229)
Operating lease right-of-use assets (1)	5,857	6,872
Property, plant and equipment, net	$103,372	$100,058

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $10.1 million, $7.3 million, and $7.0 million for the fiscal years ended 2020, 2019, and 2018, respectively.

We capitalized $0.5 million of interest expense in the fiscal year ended 2020 related to the construction of plant manufacturing assets.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
October 3, 2020
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

September 28, 2019
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of the fiscal years ended 2020 and 2019, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	October 3, 2020			September 28, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$2,556	$600	$3,156	$1,337	$1,819
Finite lived: Customer relationships	37,425	26,209	11,216	37,425	24,340	13,085
Total amortized intangible assets	40,581	28,765	11,816	40,581	25,677	14,904
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$28,765	$51,632	$80,397	$25,677	$54,720

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of the fiscal years ended 2020 and 2019, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairment of our indefinite lived intangible has been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 2 or 7 years. Total amortization expense for intangible assets was $3.1 million, $2.9 million, and $2.0 million for the fiscal years ended 2020, 2019, and 2018, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

(in thousands)
Fiscal Years Ending	Amortization Expense
2021	$2,189
2022	2,010
2023	2,010
2024	1,869
2025	1,869
Thereafter	1,869
Total amortization expense	$11,816

8. Debt

Original Credit Agreement

On December 12, 2016, Blue Bird Body Company, a wholly-owned subsidiary of the Company (the "Borrower"), executed a $235.0 million five-year credit agreement with Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as Co-Syndication Agent, together with other lenders (the "Credit Agreement").

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

First Amendment to the Credit Agreement

On September 13, 2018, the Company entered into a first amendment of the December 12, 2016 Credit Agreement ("First Amended Credit Agreement"). The First Amended Credit Agreement provided for additional funding of $50.0 million and was funded in the first quarter of fiscal 2019. Substantially all of the proceeds were used to complete a tender offer to purchase shares of our common and preferred stock.

The First Amended Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (as disclosed at the end of this footnote). In connection with the First Amended Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and will be amortized over the life of the First Amended Credit Agreement using the effective interest method.

The interest rate on the Term Loan Facility was (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25%, and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio of the Company, an election of either base rate or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Second Amendment to the Credit Agreement

On May 7, 2020, the Company entered into a second amendment which amended the First Amended Credit Agreement, dated as of September 13, 2018 (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Second Amended Credit Agreement matures on September 13, 2023, which is the fifth anniversary of the effective date of the First Amended Credit Agreement. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%. We incurred $0.9 million in fees related to the amendment. The fees were capitalized to other assets on the Consolidated Balance Sheets and are amortized on a straight-line basis to interest expense until maturity of the agreement.

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands)	October 3, 2020	September 28, 2019
2023 term loan, net of deferred financing costs of $2,246 and $3,124, respectively	$174,104	$183,126
Less: Current portion of long-term debt	9,900	9,900
Long-term debt, net of current portion	$164,204	$173,226

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At October 3, 2020 and September 28, 2019, $176.4 million and $186.3 million, respectively, were outstanding on the term loans.

At October 3, 2020 and September 28, 2019, the stated interest rates on the term loans were 3.5% and 4.4%, respectively. At October 3, 2020 and September 28, 2019, the weighted-average annual effective interest rates for the term loans were 4.1% and 5.0%, respectively, which included amortization of the deferred financing costs.

No borrowings were outstanding on the Revolving Credit Facility at October 3, 2020; however, there were $6.9 million of Letters of Credit outstanding on October 3, 2020, providing the Company the ability to borrow $135.0 million on the revolving line of credit.

Interest expense on all indebtedness for the fiscal years ended 2020, 2019 and 2018 was $12.3 million, $12.9 million, and $6.7 million, respectively.

The schedule of remaining principal maturities for total debt is as follows:

(in thousands)
Year	Principal Payments
2021	$9,900
2022	14,850
2023	151,600
Total remaining principal payments	$176,350

9. Income Taxes

The components of income tax (expense) benefit were as follows for the fiscal years presented:

(in thousands)	2020	2019	2018
Current tax provision:
Federal	$(1,425)	$156	$8,925
State	(65)	(985)	(559)
Foreign	—	(112)	(91)
Total current tax (provision) benefit	$(1,490)	$(941)	$8,275
Deferred tax provision:
Federal	$(715)	$(5,844)	$(6,816)
State	686	(788)	1,161
Total deferred tax (provision) benefit	(29)	(6,632)	(5,655)
Income tax (expense) benefit	$(1,519)	$(7,573)	$2,620

At October 3, 2020, the Company had $8.0 million in state tax credit carryforwards and no federal tax credit carryforwards. The Company maintains a partial valuation allowance on the state tax credit carryforwards. Of this balance, the Company estimates approximately $3.6 million of state tax credit carryforwards will expire unused between 2029 and 2031.

At October 3, 2020, the Company had $11.3 million in state net operating loss ("NOL") carryforwards and no Federal NOL carryfowards. Of this balance, the Company estimates approximately $10.9 million of state NOL carryforwards will expire unused between 2028 and 2033.

The effective tax rates for the fiscal years ended 2020, 2019 and 2018 were 14.5%, 25.6% and (9.7)%, respectively.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. While the statutory rate was 21% in 2018, the Company applied a transitional or blended U.S. statutory federal income tax rate of 24.5% for the fiscal year ended 2018.

The impact of the Tax Act decreased our benefit for income taxes by $2.1 million in 2018. The decrease was composed of $2.0 million related to the re-measurement of net deferred tax assets and liabilities and $0.1 million associated with the deemed repatriation tax. In 2018, we finalized our tax reform estimates under Staff Accounting Bulletin 118.

The effective tax rate for the fiscal year ended 2020 differed from the statutory Federal income tax rate of 21.0%. There were minor items that lowered the effective tax rate to 14.5%, primarily the impacts of tax credits and state taxes on the Federal rate. These were offset to a lesser degree by the recording of a partial valuation allowance for state taxes and minor provision to return adjustments.

The effective tax rate for the fiscal year ended 2019 significantly differed from the statutory federal income tax rate of 21%, mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which included the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that were greater than our ability to utilize before expiration. These items were partially offset by benefits from federal and state tax credits.

The effective tax rate for the fiscal year ended 2018 differed from the statutory federal income tax rate of 24.5%, mainly due to one-time events like the decrease in our uncertain tax positions and a re-measurement of our deferred tax assets and liabilities as a result of the Tax Act. The rate was also favorably impacted by normal tax rate benefit items, such as the domestic production activities deduction, federal and state tax credits, and share based award related deductions in excess of recorded book expense.

A reconciliation between the reported income tax (expense) benefit and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2020	2019	2018
Federal tax expense at statutory rate	$(2,203)	$(6,223)	$(6,584)
(Increase) reduction in income taxes resulting from:
State taxes, net	1,508	(611)	1,501
Change in uncertain tax positions	—	—	7,606
Share-based compensation	188	(320)	735
Permanent items	(33)	(59)	366
Valuation allowance	(977)	(1,043)	(783)
Tax credits	390	470	470
Return to accrual true-ups	(260)	115	1,699
Investor tax on non-consolidated affiliate income	(185)	14	1,734
Tax rate adjustments	—	(32)	(3,756)
Other	53	116	(368)
Income tax (expense) benefit	$(1,519)	$(7,573)	$2,620

The Company’s liability arising from uncertain tax positions was recorded in other non-current liabilities on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2020	2019	2018
Balance, beginning of year	$—	$—	$6,389
Lapses of applicable statute of limitations	—	—	(6,389)
Balance, end of year	$—	$—	$—

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest and penalties at October 3, 2020 and September 28, 2019.

The Company is subject to taxation mostly in the United States and various state jurisdictions. At October 3, 2020, tax years prior to 2015 are generally no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands)	October 3, 2020	September 28, 2019
Deferred tax liabilities
Property, plant and equipment	$(11,029)	$(12,944)
Other intangible assets	(11,807)	(12,054)
Investor tax on non-consolidated affiliate income	(668)	(495)
Other assets	(135)	(93)
Total deferred tax liabilities	$(23,639)	$(25,586)
Deferred tax assets
NOL carryforward	$600	$601
Accrued expenses	8,419	7,923
Compensation	11,416	12,415
Inventories	1,017	1,023
Unearned income	3,444	3,669
Tax credits	6,307	5,863
Total deferred tax assets	$31,203	$31,494
Less: valuation allowance	(3,453)	(2,476)
Deferred tax assets less valuation allowance	$27,750	$29,018
Net deferred tax assets	$4,111	$3,432

10. Guarantees, Commitments and Contingencies

Litigation

At October 3, 2020, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability using a discount rate of 8.8%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.2 million and $0.4 million at October 3, 2020 and September 28, 2019, respectively. The estimated aggregate undiscounted amount that will be incurred over the next seven years is $0.6 million. At October 3, 2020, the estimated payments for each of the next five years are $0.1 million per year and the aggregate amount thereafter is $0.2 million. Future expenditures may exceed the amounts accrued and estimated.
Guarantees
In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At October 3, 2020, we had a $3.0 million guarantee outstanding which relates to a guarantee of indebtedness for a term loan with a remaining maturity up to 2.3 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At October 3, 2020, $0.3 million was included in other current liabilities on our Consolidated Balance Sheets for the estimated fair value of the guarantee.

Lease Commitments
We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 4 years, 2 months to 7.2 years with the option to extend leases for up to 5.0 years.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Years Ended
Lease cost	Classification	2020	2019
Operating leases	Selling, general and administrative expenses	$1,440	$1,898
Finance leases
Amortization of lease assets	Cost of goods sold	1,168	133
Interest on lease liabilities	Interest expense	238	17
Short-term leases (1)	Cost of goods sold or selling, general and administrative expenses	1,390	1,356
Total lease cost		$4,236	$3,404

(1) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Classification depends on the purpose of the underlying lease.

Total rent expense was  $2.0 million for the fiscal year 2018.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	October 3, 2020	September 28, 2019
Assets
Operating	Property, plant and equipment	$5,857	$6,872
Finance (1)	Finance lease right-of-use	6,983	4,638
Total lease assets		$12,840	$11,510

Liabilities
Current
Operating	Other current liabilities	$1,060	$1,187
Finance	Finance lease obligations	1,280	716
Long-term
Operating	Other liabilities	6,651	7,658
Finance	Finance lease obligations	5,879	3,921
Total lease liabilities		$14,870	$13,482

(1) Net of accumulated amortization of $1.3 million and $0.1 million, respectively.
The operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms. One of our finance leases assumes renewal based on our expectations with regard to the lease and the contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	October 3, 2020
Fiscal Years Ended	Operating	Finance	Total
2021	$1,388	$1,530	$2,918
2022	1,404	1,530	2,934
2023	1,427	1,530	2,957
2024	1,444	1,530	2,974
2025	1,456	1,755	3,211
Thereafter	1,780	—	1,780
Total future minimum lease payments	8,899	7,875	16,774
Less: imputed interest	1,188	716	1,904
Total lease liabilities	$7,711	$7,159	$14,870

Lease terms and discount rates are presented in the following table:

	October 3, 2020
	Operating	Finance
Weighted average remaining lease term	6.3 years	4.7 years
Weighted average discount rate	4.5%	3.8%

Supplemental cash flow information is presented in the following table:

	Fiscal Years Ended
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$1,711	$1,758
Operating cash flows - finance leases	238	17
Financing cash flows - finance leases	945	133
Right-of-use assets exchanged for lease liabilities
Operating leases	$—	$8,040
Finance leases	3,496	4,770

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments is expected to be as follows:

(in thousands)
Fiscal Years Ended	Amount
2021	$82,325
2022	159
Total purchase commitments	$82,484

11. Segment Information

We manage our business in two operating segments: (i) the Bus segment, which includes the manufacture and assembly of buses to be sold to a variety of customers across the United States, Canada, and in international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. The tables below present segment net sales and gross profit for the periods presented:

Net sales

(in thousands)	2020	2019	2018
Bus (1)	$822,616	$952,242	$962,769
Parts (1)	56,605	66,632	62,207
Segment net sales	$879,221	$1,018,874	$1,024,976

(1) Parts segment revenue includes $4.1 million, $3.5 million, and $2.4 million for the fiscal years ended 2020, 2019 and 2018, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

(in thousands)	2020	2019	2018
Bus	$76,059	$110,015	$100,002
Parts	20,141	23,459	21,986
Segment gross profit	$96,200	$133,474	$121,988

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands)	2020	2019	2018
Segment gross profit	$96,200	$133,474	$121,988
Adjustments:
Selling, general and administrative expenses	(74,206)	(89,642)	(86,911)
Interest expense	(12,252)	(12,879)	(6,661)
Interest income	11	9	70
Other income (expense), net	738	(1,331)	(1,613)
Income before income taxes	$10,491	$29,631	$26,873

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2020	2019	2018
United States	$795,207	$929,523	911,558
Canada	79,442	80,056	106,762
Rest of world	4,572	9,295	6,656
Total net sales	$879,221	$1,018,874	1,024,976

12. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2020	2019	2018
Diesel buses	$397,567	$476,909	$588,863
Alternative fuel buses (1)	381,555	426,508	344,021
Other (2)	45,191	50,906	31,900
Parts	54,908	64,551	60,192
Net sales	$879,221	$1,018,874	$1,024,976

(1) Includes buses sold with any fuel source other than diesel (e.g., gasoline, propane, CNG, electric).
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

14. Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2020	2019	2018
Numerator:
Net income	$12,185	$24,300	$30,820
Less: preferred stock dividends	—	—	1,896
Net income available to common stockholders	$12,185	$24,300	$28,924

Basic earnings per share (1):
Weighted average common shares outstanding	26,850,999	26,455,436	25,259,595
Basic earnings per share	$0.45	$0.92	$1.15

Diluted earnings per share:
Weighted average common shares outstanding	26,850,999	26,455,436	25,259,595
Weighted average dilutive securities, convertible preferred stock	—	98,984	2,294,205
Weighted average dilutive securities, restricted stock	188,791	180,032	50,891
Weighted average dilutive securities, warrants	—	179,105	737,183
Weighted average dilutive securities, stock options	46,765	130,257	274,988
Weighted average shares and dilutive potential common shares	27,086,555	27,043,814	28,616,862
Diluted earnings per share	$0.45	$0.90	$1.08

(1) Potentially dilutive securities representing 0.4 million and 0.2 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal years ended October 3, 2020 and September 28, 2019, respectively, as their effect would have been anti-dilutive.

15. Share-Based Compensation

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan and in fiscal 2020 amended and restated the 2015 Omnibus Equity Incentive Plan (the "Plan"). The Plan is administered by the Compensation Committee of our Board of Directors and the Committee may grant awards for the issuance up to an aggregate of 5,200,000 shares of common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights (collectively, “SARs” and each individually a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than 100% of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. No portion of the options shall vest and become exercisable after the date on which the optionee’s service with the Company and its subsidiaries terminates. The vesting of all unvested shares of common stock subject to an option will automatically be accelerated in connection with a “Change in Control,” as defined in the Plan.

New shares of the Company's common stock are issued upon stock option exercises, or at the time of vesting for restricted stock. We have granted performance awards as part our overall compensation plans. The vesting of these awards is primarily based upon the attainment of certain performance metrics established under our annual management incentive plan, with the Compensation Committee of the Board of Directors maintaining final discretion over vesting amounts. Stock-based payments to employees, including grants of stock options, restricted stock awards ("RSA") and restricted stock units ("RSU"), are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility because we do not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. Restricted stock units and restricted stock awards are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method.

Restricted Stock Awards

The following table summarizes the Company's RSA and RSU activity for the fiscal year presented:

	2020
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	184,097	$17.30
Granted	216,944	18.93
Vested	(183,962)	17.30
Forfeited	(45,609)	20.02
Balance, end of year	171,470	18.64

The weighted-average grant date fair value of restricted stock awards granted in the fiscal years ended 2019 and 2018 was $17.30 and $18.59, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $2.7 million, $2.6 million, and $1.6 million for the fiscal years ended 2020, 2019, and 2018, respectively, with associated tax benefits of $0.7 million, $0.7 million, and $0.4 million, respectively. At October 3, 2020, unrecognized compensation cost related to restricted stock awards totaled $1.1 million and is expected to be recognized over a weighted-average period of one year.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2020
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	719,983	$14.45
Granted	385,215	18.77
Exercised (1)	(405,064)	12.95
Forfeited	(155,352)	18.48
Outstanding options, end of year (2)	532,298	$17.62
Fully vested and exercisable options, end of year (3)	316,859	$16.69

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $4.3 million.
(2) Stock options outstanding at the end of the fiscal year had no intrinsic value.
(3) Fully vested and exercisable options at fiscal year-end had no intrinsic value.

The total aggregate intrinsic value of stock options exercised during the fiscal years ended 2019 and 2018 was $0.1 million and $4.2 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $1.4 million, $1.5 million, and $0.9 million for the fiscal years ended 2020, 2019, and 2018, respectively, with associated tax benefits of $0.4 million, $0.4 million, and $0.2 million, respectively. At October 3, 2020, unrecognized compensation cost related to stock option awards totaled $0.7 million and is expected to be recognized over a weighted-average period of one year, two months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2020	2019	2018
Expected volatility	32.0%	31%	29.2%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.61%	2.75%	2.16%
Expected term (in years)	4.5 - 6.0	4.5 - 5.5	5.0 - 5.5
Weighted-average grant-date fair value	$6.91	$5.58	$6.15

16. Benefit Plans
Defined Benefit Pension Plan

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

The Company contributed $0.5 million and $0.0 million to the Defined Benefit Plan during the fiscal years ended October 3, 2020 and September 28, 2019, respectively. For the fiscal years ended October 3, 2020 and September 28, 2019, benefits paid were $8.2 million and $7.3 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $169.7 million and $163.6 million at October 3, 2020 and September 28, 2019, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands)	2020	2019
Projected benefit obligation balance, beginning of year	$163,572	$144,484
Interest cost	4,947	6,047
Assumption changes (1)	9,750	21,805
Actuarial gain	(315)	(1,423)
Benefits paid	(8,213)	(7,341)
Projected benefit obligations balance, end of year	$169,741	$163,572

(1) The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value Blue Bird’s future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2020	2019
Fair value of plan assets, beginning of year	$118,048	$123,471
Actual return on plan assets	12,147	1,918
Employer contribution	500	—
Benefits paid	(8,213)	(7,341)
Fair value of plan assets, end of year	$122,482	$118,048

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	October 3, 2020	September 28, 2019
Benefit obligation	$169,741	$163,572
Fair value of plan assets	122,482	118,048
Funded status	(47,259)	(45,524)
Net pension liability recognized	$(47,259)	$(45,524)

Fair Value of Plan Assets: The Company determines the fair value of its financial instruments in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Fair value represents the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. This topic provides a hierarchy that gives highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities. This topic requires that financial assets and liabilities are classified into one of the following three categories:

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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During the fiscal years ended 2020 and 2019, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at October 3, 2020, the measurement date.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
October 3, 2020
Assets:
Equity securities	$—	$60,016	$—	$60,016
Debt securities	—	62,466	—	62,466
Total assets at fair value	$—	$122,482	$—	$122,482

September 28, 2019
Assets:
Equity securities	$—	$79,627	$—	$79,627
Debt securities	—	38,421	—	38,421
Total assets at fair value	$—	$118,048	$—	$118,048

The following table represents net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands)	2020	2019	2018
Interest cost	$4,947	$6,047	$5,428
Expected return on plan assets	(7,384)	(7,619)	(7,105)
Amortization of net loss	1,720	2,758	3,521
Net periodic benefit cost	$(717)	$1,186	$1,844
Net loss (gain)	$4,671	$26,083	$(3,787)
Amortization of net loss	(1,720)	(2,758)	(3,521)
Total loss (gain) recognized in other comprehensive income	$2,951	$23,325	$(7,308)
Total loss (gain) recognized in net periodic pension benefit cost and other comprehensive income	$2,234	$24,511	$(5,464)

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.9 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	October 3, 2020	September 28, 2019
Discount rate	2.55%	3.10%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	October 3, 2020	September 28, 2019
Discount rate	3.10%	4.30%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated, the measurement date, are as follows:

	October 3, 2020	September 28, 2019
Equity securities	49%	67%
Debt securities	51%	33%
Total securities	100%	100%

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

The Company expects to contribute $5.8 million to its Defined Benefit Plan in fiscal year 2021 in accordance with required IRS minimums. The following benefit payments are expected to be paid out of the Company's pension assets to the plan participants in the fiscal years indicated:

(in thousands)	Expected Payments
2021	$8,026
2022	8,198
2023	8,373
2024	8,562
2025	8,746
2026 - 2030	44,296
Total expected future benefit payments	$86,201

Defined Contribution Plan

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During the fiscal years ended 2020, 2019 and 2018, the Company offered a 50% match on the first 6% of the employee’s contributions. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $2.2 million, $2.2 million and $1.9 million for the fiscal years ended 2020, 2019, and 2018, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for the fiscal years ended 2020, 2019, and 2018, was $14.9 million, $12.1 million, and $14.3 million, respectively.

Employee Compensation Plans

The Management Incentive Plan (the “MIP”) compensates certain key salaried management employees and is derived from "Adjusted EBITDA" (earnings before interest, taxes, depreciation, and amortization, as adjusted) and "free cash flow" metrics. MIP bonus liabilities of $0.0 million and $4.8 million are included in accrued expenses on the Consolidated Balance Sheets at October 3, 2020 and September 28, 2019, respectively.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird, utilizing the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received. At October 3, 2020 and September 28, 2019, the carrying value of the Company's investment was $14.3 million and $11.1 million, respectively. During fiscal years ended 2019 and 2018, Micro Bird paid dividends to all common stockholders, and the Company received $2.3 million, and $1.8 million, respectively, gross of any required withholding taxes. The dividends reduced the carrying value of our investment and are presented as cash inflows in the operating section of our Consolidated Statements of Cash Flows.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $3.2 million, $2.2 million, and $1.3 million in equity in net income of non-consolidated affiliate for the fiscal years ended 2020, 2019, and 2018, respectively.

Micro Bird's summarized balance sheet information at its September 30 year end is as follows:

	Balance Sheet
(in thousands)	2020	2019
Current assets	$33,094	$29,917
Non-current assets	4,243	3,765
Total assets	37,337	33,682
Current liabilities	22,797	24,826
Non-current liabilities	345	349
Total liabilities	23,142	25,175
Net assets	$14,195	$8,507

Micro Bird's summarized financial results for its three fiscal years ended September 30 are as follows:

	Income Statement
(in thousands)	2020	2019	2018
Revenues	$113,179	$154,244	$116,866
Gross profit	14,895	15,031	11,806
Operating income	7,404	7,037	4,194
Net income	5,787	5,167	2,636

18. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss (“AOCL”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Total AOCL
Balance, September 30, 2017	$(43,875)	$(43,875)
Other comprehensive income, gross	3,787	3,787
Amounts reclassified and included in earnings	3,521	3,521
Total before taxes	7,308	7,308
Income taxes	(1,860)	(1,860)
Balance, September 29, 2018	$(38,427)	$(38,427)
Other comprehensive loss, gross	(26,083)	(26,083)
Amounts reclassified and included in earnings	2,758	2,758
Total before taxes	(23,325)	(23,325)
Income taxes	5,598	5,598
Balance, September 28, 2019	$(56,154)	$(56,154)
Other comprehensive loss, gross	(4,671)	(4,671)
Amounts reclassified and included in earnings	1,720	1,720
Total before taxes	(2,951)	(2,951)
Income taxes	708	708
Balance, October 3, 2020	$(58,397)	$(58,397)

19. Subsequent Events

Third Amendment to the Credit Agreement

On December 4, 2020, the Company executed a third amendment to the Credit Agreement, the First Amended Credit Agreement and the Second Amended Credit Agreement (the "Third Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate is timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elects to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

Amendments to the financial performance covenants provide that during the Limited Availability Period, a higher maximum total net leverage ratio is permitted, and requires the Company to maintain liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ending December 31, 2020 and the fiscal quarter ending September 30, 2021 that falls within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applies instead of a maximum Total Net Leverage Ratio.

The pricing grid in the First Amended Credit Agreement, which is based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remains unchanged. However, during the Limited Availability Period, an additional margin of 0.50% applies.

During the Limited Availability Period, the Borrower is required to prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceed $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semimonthly basis. Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period may not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implements a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, there are additional monthly reporting requirements and requirements relating to subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of October 3, 2020 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of October 3, 2020.

Our independent registered public accounting firm has issued their report on the effectiveness of our internal control over financial reporting as of October 3, 2020, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2021. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Election of Directors,” “Information Concerning Management,” and “Corporate Governance and Board Matters” contained in the Proxy Statement.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 3, 2020 and September 28, 2019

Consolidated Statements of Operations for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018

Consolidated Statements of Comprehensive Income for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018

Consolidated Statements of Stockholders' Deficit for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018

Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018

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

4.3
First Amendment to Credit Agreement, dated as of September 13, 2018, by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on September 13, 2018).

4.4
Second Amendment to Credit Agreement, dated as of May 7, 2020, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of

Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2020).

4.5*	Description of the registrant's securities.

10.1†
Blue Bird Corporation Amended and Restated 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) (incorporated by reference to Appendix A to the registrant’s definitive Proxy Statement, as filed on January 27, 2020).

10.2
Registration Rights Agreement, dated as of February 24, 2015, by and among the registrant, The Traxis Group B.V. and the investors named therein (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.3
Purchase and Sale Agreement dated May 26, 2016 by and among The Traxis Group BV, Blue Bird Corporation and ASP BB Holdings LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2016).

10.4†
Form of grant agreement for incentive stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.5†
Form of grant agreement for non-qualified stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.6†
Form of grant agreement for restricted stock granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.7†
Form of grant agreement for restricted stock units granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.8†
Revised form of grant agreement for non-qualified stock options granted under the registrant's Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2019).

10.9†
Revised form of grant agreement for restricted stock units granted under the registrant's Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed by the registrant on December 12, 2019).

10.10
Form of indemnity agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.11†
Employment Agreement, dated as of April 1, 2011, between School Bus Holdings Inc. and Philip Horlock (incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.12†
First Amendment to Employment Agreement dated as of April 1, 2011 between School Bus Holdings Inc. and Philip Horlock made as of June 1, 2012 (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.13†
Severance Agreement, dated as of May 10, 2012, between Blue Bird Corporation and Charles (Trey) Jenkins III (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.14†
Severance Agreement, dated as of July 1, 2008, between School Bus Holdings Inc. and Paul Yousif (incorporated by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.15†
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

10.17†
Offer Letter dated March 29, 2016 and Severance Agreement dated April 18, 2016 between Blue Bird Corporation and Mark Terry (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.18†
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

10.20
Second Amendment to Credit Agreement, dated as of May 7, 2020, by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2020).

10.21†
Revised form of grant agreement for non-qualified stock options granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.22†
Revised form of grant agreement for restricted stock units granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.23†
Retirement Agreement, dated as of May 30, 2020, between Blue Bird Corporation and Phillip Tighe (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020).

10.24†
Consulting Agreement, dated as of May 30, 2020, between Blue Bird Corporation and Phillip Tighe (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020).

10.25†
Offer Letter, dated as of April 28, 2020, between Blue Bird Corporation and Jeffery L. Taylor (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020).

10.26†
Severance Agreement, dated as of May 1, 2020, between Blue Bird Corporation and Jeffery L. Taylor (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020).

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

101*
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
September 29, 2018	$100	$—	$—	$100
September 28, 2019	100	—	—	100
October 3, 2020	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
September 29, 2018	$650	$847	$(65)	$1,432
September 28, 2019	1,432	1,203	(159)	2,476
October 3, 2020	2,476	999	(22)	3,453

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Bird Corporation

Date: December 17, 2020                    By: /s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Philip Horlock	President, Chief Executive Officer and Director
Philip Horlock	(Principal Executive Officer)	December 17, 2020

/s/ Jeffery Taylor	Chief Financial Officer
Jeffery Taylor	(Principal Financial and Accounting Officer)	December 17, 2020

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 17, 2020

/s/ Chan Galbato
Chan Galbato	Director	December 17, 2020

/s/ Douglas Grimm
Douglas Grimm	Director	December 17, 2020

/s/ Kevin Penn
Kevin Penn	Director	December 17, 2020

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 17, 2020

/s/ Kathleen M. Shaw, PH.D.
Kathleen M. Shaw, PH.D.	Director	December 17, 2020

/s/ Jared Sperling
Jared Sperling	Director	December 17, 2020