Form 10-Q
period 2021-01-02
Blue Bird Corp
filed 2021-02-11
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

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
(Address of principal executive offices and zip code)

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

At February 5, 2021, 27,112,288 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	January 2, 2021	October 3, 2020
Assets
Current assets
Cash and cash equivalents	$23,916	$44,507
Accounts receivable, net	4,902	7,623
Inventories	69,141	56,523
Other current assets	8,188	8,243
Total current assets	$106,147	$116,896
Property, plant and equipment, net	104,536	103,372
Goodwill	18,825	18,825
Intangible assets, net	50,950	51,632
Equity investment in affiliate	14,291	14,320
Deferred tax assets	4,471	4,365
Finance lease right-of-use assets	6,609	6,983
Other assets	1,924	1,022
Total assets	$307,753	$317,415
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$51,397	$57,602
Warranty	7,572	8,336
Accrued expenses	16,440	15,773
Deferred warranty income	8,289	8,540
Finance lease obligations	1,297	1,280
Other current liabilities	12,866	10,217
Current portion of long-term debt	11,138	9,900
Total current liabilities	$108,999	$111,648
Long-term liabilities
Long-term debt	$159,851	$164,204
Warranty	12,135	13,038
Deferred warranty income	13,443	14,048
Deferred tax liabilities	365	254
Finance lease obligations	5,532	5,879
Other liabilities	15,286	14,315
Pension	46,372	47,259
Total long-term liabilities	$252,984	$258,997
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at January 2, 2021 and October 3, 2020	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,091,808 and 27,048,404 shares outstanding at January 2, 2021 and October 3, 2020, respectively	3	3
Additional paid-in capital	89,171	88,910
Accumulated deficit	(35,078)	(33,464)
Accumulated other comprehensive loss	(58,044)	(58,397)
Treasury stock, at cost, 1,782,568 shares at January 2, 2021 and October 3, 2020	(50,282)	(50,282)
Total stockholders' deficit	$(54,230)	$(53,230)
Total liabilities and stockholders' deficit	$307,753	$317,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	January 2, 2021	January 4, 2020
Net sales	$130,434	$153,217
Cost of goods sold	115,966	131,917
Gross profit	$14,468	$21,300
Operating expenses
Selling, general and administrative expenses	14,690	20,495
Operating (loss) profit	$(222)	$805
Interest expense	(1,930)	(1,897)
Interest income	1	—
Other income, net	643	194
Loss on debt modification	(598)	—
Loss before income taxes	$(2,106)	$(898)
Income tax benefit	521	326
Equity in net (loss) income of non-consolidated affiliate	(29)	169
Net loss	$(1,614)	$(403)

Earnings per share:
Basic weighted average shares outstanding	27,060,259	26,481,441
Diluted weighted average shares outstanding	27,060,259	26,481,441
Basic loss per share	$(0.06)	$(0.02)
Diluted loss per share	$(0.06)	$(0.02)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Net loss	$(1,614)	$(403)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	353	327
Total other comprehensive income	$353	$327
Comprehensive loss	$(1,261)	$(76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Cash flows from operating activities
Net loss	$(1,614)	$(403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,471	3,457
Non-cash interest expense	563	618
Share-based compensation	724	1,093
Equity in net loss (income) of non-consolidated affiliate	29	(169)
Gain on disposal of fixed assets	(1)	(121)
Deferred taxes	(106)	(125)
Amortization of deferred actuarial pension losses	465	430
Loss on debt modification	598	—
Changes in assets and liabilities:
Accounts receivable	2,721	4,619
Inventories	(12,618)	(59,797)
Other assets	245	3
Accounts payable	(6,545)	(25,071)
Accrued expenses, pension and other liabilities	571	(10,522)
Total adjustments	$(9,883)	$(85,585)
Total cash used in operating activities	$(11,497)	$(85,988)
Cash flows from investing activities
Cash paid for fixed assets	$(3,317)	$(9,287)
Proceeds from sale of fixed assets	—	150
Total cash used in investing activities	$(3,317)	$(9,137)
Cash flows from financing activities
Borrowings under the revolving credit facility	$—	$35,000
Repayments under the senior term loan	(2,475)	(2,475)
Principal payments on finance leases	(382)	(225)
Cash paid for debt costs	(2,476)	—
Cash paid for employee taxes on vested restricted shares and stock option exercises	(444)	(806)
Proceeds from exercises of warrants	—	372
Total cash (used in) provided by financing activities	$(5,777)	$31,866
Change in cash and cash equivalents	(20,591)	(63,259)
Cash and cash equivalents, beginning of period	44,507	70,959
Cash and cash equivalents, end of period	$23,916	$7,700

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$3,689	$2,235
Income tax paid, net of tax refunds	25	—
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$340	$(2,150)
Employee taxes payable on vested restricted shares and stock option exercises	—	(572)
Cashless exercise of stock options	—	195
Right-of-use assets obtained in exchange for operating lease obligations	107	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Warrant exercises	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	36,404	—	(518)	—	—	—	—	—	—	(518)
Stock option activity	7,000	—	73	—	—	—	—	—	—	73
Share-based compensation expense	—	—	706	—	—	—	—	—	—	706
Net loss	—	—	—	—	—	—	(1,614)	—	—	(1,614)
Other comprehensive income, net of tax	—	—	—	—	—	353	—	—	—	353
Balance, January 2, 2021	27,091,808	$3	$89,171	—	$—	$(58,044)	$(35,078)	1,782,568	$(50,282)	$(54,230)

Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Warrant exercises	32,321	—	372	—	—	—	—	—	—	372
Restricted stock activity	2,915	—	(1,368)	—	—	—	—	—	—	(1,368)
Stock option activity	69	—	(10)	—	—	—	—	—	—	(10)
Share-based compensation expense	—	—	1,037	—	—	—	—	—	—	1,037
Net loss	—	—	—	—	—	—	(403)	—	—	(403)
Other comprehensive income, net of tax	—	—	—	—	—	327	—	—	—	327
Balance, January 4, 2020	26,511,641	$3	$84,302	—	$—	$(55,827)	$(46,052)	1,782,568	$(50,282)	$(67,856)

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

COVID-19

Beginning at the end of our second quarter of fiscal year 2020 and continuing through the first quarter of fiscal year 2021, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic significantly impacted our financial results for the second half of fiscal year 2020, which continued into the first quarter of fiscal year 2021, causing, among other matters, lower customer orders for both buses and bus parts, supply disruptions, higher rates of absenteeism among our hourly production workforce and a temporary shutdown of manufacturing in April 2020. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. Fiscal year 2021 consists of 52 weeks while fiscal year 2020 consisted of 53 weeks. The first quarters of fiscal years 2021 and 2020 included 13 and 14 weeks, respectively.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire year. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The Condensed Consolidated Balance Sheet data as of October 3, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes for the fiscal year ended October 3, 2020 as set forth in the Company's 2020 Form 10-K filed on December 17, 2020.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory; the allowance for doubtful accounts; potential impairment of long-lived assets, goodwill and intangible assets; and the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including the extent and duration of COVID-19 related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.The

Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended January 2, 2021.

Recently Adopted Accounting Standards

ASU 2016-13 In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that credit losses on most financial instruments measured at amortized cost and certain other financial instruments be measured using an expected credit loss model. Under this model, entities are required to estimate credit losses over the entire contractual term of the financial instrument from the date of initial recognition of the instrument. As required, the Company adopted this guidance on October 4, 2020, the first day of the Company’s first quarter of fiscal year 2021. While a number of financial instruments are subject to the scope of ASU 2016-13, its provisions applied only to the Company’s accounts receivable. Given that the Company extends credit with short contractual terms on only a small percentage of its sales, the adoption of the expected credit loss model did not have any impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

ASU 2020-04 On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur on June 30, 2023 for legacy contracts. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.

ASU 2021-01 On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Accounting Standards Codification Topic ("ASC") 848, Reference Rate Reform, and clarifies some of its guidance as part of the FASB’s ongoing monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets.

An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022. The Company’s debt and derivative agreements currently reference LIBOR. Contract language is expected to be incorporated into these agreements to address the transition to an alternative reference rate. The Company is currently evaluating the impact that these ASUs may have on its consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	January 2, 2021	October 3, 2020
Raw materials	$51,559	$43,272
Work in process	10,258	8,989
Finished goods	7,324	4,262
Total inventories	$69,141	$56,523

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Balance at beginning of period	$21,374	$22,343
Add current period accruals	1,303	1,501
Current period reductions of accrual	(2,970)	(2,113)
Balance at end of period	$19,707	$21,731
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Balance at beginning of period	$22,588	$24,045
Add current period deferred income	1,159	951
Current period recognition of income	(2,015)	(2,252)
Balance at end of period	$21,732	$22,744

The outstanding balance of deferred warranty income in the table above is considered a "contract liability", and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $6.4 million of the outstanding contract liability during the remainder of fiscal 2021, $6.5 million in fiscal 2022, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	January 2, 2021	October 3, 2020
Current portion	$2,959	$2,993
Long-term portion	1,982	1,962
Total accrued self-insurance	$4,941	$4,955

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $2.7 million and $3.5 million for the three months ended January 2, 2021 and January 4, 2020, respectively. The related cost of goods sold was $2.4 million and $3.1 million for the three months ended January 2, 2021 and January 4, 2020, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Interest cost	$1,057	$1,237
Expected return on plan assets	(1,944)	(1,846)
Amortization of prior loss	465	430
Net periodic benefit cost	$(422)	$(179)
Amortization of prior loss, recognized in other comprehensive income	465	430
Total recognized in net periodic pension benefit cost and other comprehensive income	$(887)	$(609)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range whereby we will pay the counterparty if the three-month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three-month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. During the three-months ended January 2, 2021, the three-month LIBOR rate fell below the established floor, which required a $0.5 million cash payment to the counterparty. Additionally, $0.5 million was paid in the first quarter of fiscal 2021 for counterparty payments accrued in the fourth quarter of fiscal 2020.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At January 2, 2021, the fair value of the interest rate collar contract was $(3.4) million and is included in "other current liabilities" on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Debt

On December 4, 2020, the Company executed the third amendment to the Credit Agreement, dated as of December 12, 2016; as amended by that certain first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement") and second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement'); and as further amended by the third amendment (the "Third Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate is timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elects to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

Amendments to the financial performance covenants provide that during the Limited Availability Period, a higher maximum total net leverage ratio is permitted, and requires the Company to maintain liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ending on or around December 31, 2020 and the fiscal quarter ending on or around September 30, 2021 that falls within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applies instead of a maximum total net leverage ratio.

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

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the third amendment. Of such total, $1.1 million and $0.9 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Condensed Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Credit Agreement. The remaining $0.5 million was recorded to loss on debt modification on the Condensed Consolidated Statements of Operations.

In conjunction with executing the third amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling $0.1 million were expensed to loss on debt modification on the Condensed Consolidated Statements of Operations.

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	January 2, 2021	October 3, 2020
2023 term loan, net of deferred financing costs of $2,887 and $2,246, respectively	$170,989	$174,104
Less: current portion of long-term debt	11,138	9,900
Long-term debt, net of current portion	$159,851	$164,204

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At January 2, 2021 and October 3, 2020, $173.9 million and $176.4 million, respectively, were outstanding on the term loans.

At January 2, 2021 and October 3, 2020, the stated interest rates on the term loans were 4.0% and 3.5%, respectively. At January 2, 2021 and October 3, 2020, the weighted-average annual effective interest rates for the term loans were 5.4% and 4.1%, respectively, which includes amortization of the deferred financing costs.

At January 2, 2021, $6.9 million of Letters of Credit were outstanding, of which $2.7 million reduces the availability on the revolving line of credit. No borrowings were outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $97.3 million on the revolving line of credit.

Interest expense on all indebtedness was $1.9 million and $1.9 million for the three months ended January 2, 2021 and January 4, 2020, respectively.

The schedule of remaining principal payments through maturity for total debt is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2021	$7,425
2022	14,850
2023	151,601
Total remaining principal payments	$173,876

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the forecast pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily in the United States. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act (the "Act") into law. While the Act has broad income tax implications for many companies stemming from COVID-19 relief and various tax extenders, it did not have a material impact on our reported income tax accounts.

Three Months

The effective tax rate for the three-month period ended January 2, 2021 was 24.7%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to impacts from state taxes.

The effective tax rate for the three-month period ended January 4, 2020 was 36.3%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, such as federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At January 2, 2021, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore, management believes that the resolution of pending environmental matters will not have a material adverse effect on the Company’s financial statements.

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At January 2, 2021, we had a $3.0 million guarantee outstanding which relates to a guarantee of dealer indebtedness for a term loan with remaining maturity up to 2.0 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At January 2, 2021, $0.2 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

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

Net sales
	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Bus (1)	$117,834	$134,772
Parts (1)	12,600	18,445
Segment net sales	$130,434	$153,217

(1) Parts segment revenue includes $0.8 million and $0.6 million for the three months ended January 2, 2021 and January 4, 2020, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Bus	$9,710	$14,867
Parts	4,758	6,433
Segment gross profit	$14,468	$21,300

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Segment gross profit	$14,468	$21,300
Adjustments:
Selling, general and administrative expenses	(14,690)	(20,495)
Interest expense	(1,930)	(1,897)
Interest income	1	—
Other income, net	643	194
Loss on debt modification	(598)	—
Loss before income taxes	$(2,106)	$(898)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
United States	$119,077	$136,266
Canada	10,466	13,156
Rest of world	891	3,795
Total net sales	$130,434	$153,217

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Diesel buses	$59,710	$76,750
Alternative fuel buses (1)	52,301	51,734
Other (2)	6,160	6,843
Parts	12,263	17,890
Net sales	$130,434	$153,217

(1) Includes buses sold with any fuel source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	January 2, 2021	January 4, 2020
Numerator:
Net loss	$(1,614)	$(403)

Denominator:
Weighted-average common shares outstanding	27,060,259	26,481,441
Effect of dilutive securities (1)	—	—
Weighted-average shares and dilutive potential common shares	27,060,259	26,481,441

Earnings per share:
Basic loss per share	$(0.06)	$(0.02)
Diluted loss per share	$(0.06)	$(0.02)

(1) Potentially dilutive securities representing 0.8 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended January 2, 2021 and January 4, 2020, respectively, because their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL
January 2, 2021
Beginning Balance	$(58,397)	$(58,397)
Amounts reclassified and included in earnings	465	465
Total before taxes	465	465
Income taxes	(112)	(112)
Ending Balance January 2, 2021	$(58,044)	$(58,044)

January 4, 2020
Beginning Balance	$(56,154)	$(56,154)
Amounts reclassified and included in earnings	430	430
Total before taxes	430	430
Income taxes	(103)	(103)
Ending Balance January 4, 2020	$(55,827)	$(55,827)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited financial statements for the three months ended January 2, 2021 and January 4, 2020 and related notes appearing in Part I, Item 1 of this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ended October 3, 2020 as “fiscal 2020”. We refer to the quarter ended January 2, 2021 as the “first quarter of fiscal 2021” and we refer to the quarter ended January 4, 2020 as the “first quarter of fiscal 2020”. The first quarters of fiscal 2021 and 2020 included 13 and 14 weeks, respectively. Fiscal year 2021 consists of 52 weeks while fiscal year 2020 consisted of 53 weeks.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and development results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•the future financial performance of the Company;
•negative changes in the market for Blue Bird products;
•expansion plans and opportunities;
•challenges or unexpected costs related to manufacturing;
•future impacts from the novel coronavirus pandemic known as "COVID-19", and any other pandemics, public health crises, or epidemics, on capital markets, manufacturing and supply chain abilities, consumer and customer demand, school system operations, workplace conditions, and any other unexpected impacts, which could include, among other effects:
◦disruption in global financial and credit markets;
◦supply shortages and supplier financial risk, especially from our single-source suppliers impacted by the pandemic;
◦negative impacts to manufacturing operations or the supply chain from shutdowns or other disruptions in operations;
◦negative impacts on capacity and/or production in response to changes in demand due to the pandemic, including possible cost containment actions;
◦financial difficulties of our customers impacted by the pandemic;
◦reductions in market demand for our products due to the pandemic; and
◦potential negative impacts of various actions taken by federal, state and/or local governments in response to the pandemic.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

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

COVID-19 Impact

Beginning in our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued throughout the second half of fiscal 2020 and into the first quarter of fiscal 2021, and may continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, management took decisive actions including closing our manufacturing facilities for two weeks in April 2020 and implementing stringent safety protocols, including administering COVID-19 testing for all manufacturing and office employees and requesting office employees to work from home. While we have continued to manufacture buses since April 2020 without further material disruption and have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. We currently believe that it will continue to adversely impact our business for a significant portion of our fiscal 2021 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall economy, both within the United States and globally. Accordingly, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

The continuing impacts from COVID-19 on the Company's operations in the first quarter of fiscal 2021 negatively affected our revenue and profit. We continue to monitor and assess the level of future customer demand, the ability of school boards to make decisions regarding reinstating normal in-person learning in the foreseeable future, the ability of suppliers to resume and maintain operations, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for the remainder of fiscal 2021 and beyond. A prolonged economic downturn could have a material adverse impact on our sales and financial results beyond fiscal 2021. See PART I, Item 1.A. "Risk Factors," of our 2020 Form 10-K, filed with the SEC on December 17, 2020, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company has also taken actions to control spending and secure adequate liquidity, including minor headcount rationalization and changes to the minimum required financial covenants via execution of a third amendment to our Credit Agreement in December 2020. Further detail and discussion of this amendment can be found in the "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Critical Accounting Policies and Estimates, Recent Accounting Pronouncements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Blue Bird evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended January 2, 2021.

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a discussion of new and recently adopted accounting pronouncements.

Factors Affecting Our Revenues

Our revenues are driven primarily by the following factors:

•Property tax revenues. Property tax revenues are one of the major sources of funding for school districts, and therefore new school buses. Property tax revenues are a function of land and building prices, relying on assessments of property value by state or county assessors and millage rates voted by the local electorate.
•Student enrollment and delivery mechanisms for learning. Increases or decreases in the number of school bus riders have a direct impact on school district demand. Due to the COVID-19 pandemic and evolving protocols for social distancing and public health concerns, the future form of educational delivery is uncertain, and increased remote learning could reasonably be expected to decrease the number of school bus riders.
•Revenue mix. We are able to charge more for certain of our products (e.g., Type C propane-powered school buses, Type D buses, and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.

•Strength of the dealer network. We rely on our dealers, as well as a small number of major fleet operators, to be the direct point of contact with school districts and their purchasing agents. An effective dealer is capable of expanding revenues within a given school district by matching that district’s needs to our capabilities, offering options that would not otherwise be provided to the district.
•Pricing. Our products are sold to school districts throughout the United States and Canada. Each state and each Canadian province has its own set of regulations that governs the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures, and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions.
•Buying patterns of major fleets. Major fleets regularly compete against one another for existing accounts. Fleets are also continuously trying to win the business of school districts that operate their own transportation services. These activities can have either a positive or negative impact on our sales, depending on the brand preference of the fleet that wins the business. Major fleets also periodically review their fleet sizes and replacement patterns due to funding availability as well as the profitability of existing routes. These actions can impact total purchases by fleets in a given year.
•Seasonality. Historically, our sales have been subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters were typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.

Factors Affecting Our Expenses and Other Items

Our expenses and other line items on our unaudited Condensed Consolidated Statements of Operations are principally driven by the following factors:

•Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper), labor expense, and overhead. Our cost of goods sold may vary from period to period due to changes in sales volume, efforts by certain suppliers to pass through the economics associated with key commodities, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical problems, and the impact of overhead items such as utilities.
•Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing, information technology services, along with other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is salary expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.
•Interest expense. Our interest expense relates to costs associated with our debt instruments and reflects both the amount of indebtedness and the interest rate that we are required to pay on our debt. Interest expense also includes unrealized gains or losses from interest rate hedges, if any, and changes in the fair value of interest rate derivatives not designated in hedge accounting relationships, if any, as well as expenses related to debt guarantees, if any.
•Income taxes. We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for withholding taxes related to the transfer of cash between jurisdictions and for uncertain tax positions taken.
•Other income, net. This includes periodic pension expense as well as gains or losses on foreign currency, if any. Other immaterial amounts not associated with operating expenses may also be included here.
•Equity in net (loss) income of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

This filing includes the following non-GAAP financial measures: “Adjusted EBITDA”; “Adjusted EBITDA Margin”; and “Free Cash Flow”.

Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio, when applicable. Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

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

Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as alternatives to net income or loss as an indicator of our performance or as alternatives to any other measure prescribed by GAAP as there are limitations to using such non-GAAP measures. Although we believe that Adjusted EBITDA and Adjusted EBITDA Margin may enhance an evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing, and certain other significant initiatives or transactions, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA Margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA Margin exclude certain financial information that some may consider important in evaluating our performance.

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

We define Free Cash Flow as total cash provided by/used in operating activities as adjusted for net cash paid for the acquisition of fixed assets and intangible assets. We use Free Cash Flow, and ratios based on Free Cash Flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. Accordingly, Free Cash Flow will be less than operating cash flows.

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

Consolidated Results of Operations for the Three Months Ended January 2, 2021 and January 4, 2020:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Net sales	$130,434	$153,217
Cost of goods sold	115,966	131,917
Gross profit	$14,468	$21,300
Operating expenses
Selling, general and administrative expenses	14,690	20,495
Operating (loss) profit	$(222)	$805
Interest expense	(1,930)	(1,897)
Interest income	1	—
Other income, net	643	194
Loss on debt modification	(598)	—
Loss before income taxes	$(2,106)	$(898)
Income tax benefit	521	326
Equity in net (loss) income of non-consolidated affiliate	(29)	169
Net loss	$(1,614)	$(403)
Other financial data:
Adjusted EBITDA	$5,780	$8,025
Adjusted EBITDA margin	4.4%	5.2%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	January 2, 2021	January 4, 2020
Bus	$117,834	$134,772
Parts	12,600	18,445
Total	$130,434	$153,217

Gross Profit by Segment
Bus	$9,710	$14,867
Parts	4,758	6,433
Total	$14,468	$21,300

Net sales. Net sales were $130.4 million for the first quarter of fiscal 2021, a decrease of $22.8 million, or 14.9%, compared to $153.2 million for the first quarter of fiscal 2020. The decrease in net sales is attributed to the COVID-19 pandemic which caused an abrupt increase in remote learning arrangements as school districts remain unsure of how schooling will be administered in the fall of 2021 and beyond.

Bus sales decreased $16.9 million, or 12.6%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the first quarter of fiscal 2021, 1,255 units were booked compared to 1,460 units booked for the same period in fiscal 2020. The decrease is mainly attributed to lower orders due to the uncertainties caused by the COVID-19 pandemic. The 1.7% increase in unit price for the first quarter of fiscal 2021 compared to the same period in fiscal 2020 mainly results from product and customer mix changes.

Parts sales decreased $5.8 million, or 31.7%, for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, as we had lower sales volume, mainly from lower school bus units in operation which reduced bus repair and maintenance activities. The lower units in operation results from school schedule changes and increased remote learning arrangements caused by the COVID-19 pandemic.

Cost of goods sold. Total cost of goods sold was $116.0 million for the first quarter of fiscal 2021, a decrease of $16.0 million, or 12.1%, compared to $131.9 million for the first quarter of fiscal 2020. As a percentage of net sales, total cost of goods sold increased from 86.1% to 88.9%.

Bus segment cost of goods sold decreased $11.8 million, or 9.8%, for the first quarter of fiscal 2021 compared to the same period in fiscal 2020, which aligned with the decrease in sales volume noted above. The average cost of goods sold per unit for the first quarter of fiscal 2021 was 4.9% higher compared to the first quarter of fiscal 2020 due to increases in manufacturing costs from several COVID-19 related factors including absenteeism among our hourly workforce and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $4.2 million, or 34.7%, decrease in parts segment cost of goods sold for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 aligned with the decrease in sales volume noted above.

Operating (loss) profit. Operating loss was $0.2 million for the first quarter of fiscal 2021, a decrease of $1.0 million, compared to operating profit of $0.8 million for the first quarter of fiscal 2020. Profitability was negatively impacted by a decrease of $6.8 million in gross profit as outlined in the revenue and cost of goods sold discussion. This was partially offset by a decrease of $5.8 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense for the first quarter of fiscal 2021 remained relatively flat compared to the first quarter of fiscal 2020.

Loss on debt modification. Loss on debt modification was $0.6 million for the first quarter of fiscal 2021. The amount is related to the execution of the third amendment to the Credit Agreement on December 4, 2020 for which we paid $2.5 million in lender fees and other issuance costs. Of the fees and issuance costs, only $2.0 million could be capitalized with the remainder, $0.5 million, expensed in the period incurred. In addition, $0.1 million in previously capitalized lender fees and other issuance costs capitalized in prior periods were expensed during the first quarter of fiscal 2021 in conjunction with executing the third amendment.

Income taxes. We recorded an income tax benefit of $0.5 million for the first quarter of fiscal 2021, compared to an income tax benefit of $0.3 million for the same period in fiscal 2020.

The effective tax rate for the three-month period ended January 2, 2021 was 24.7%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to impacts from state taxes.

The effective tax rate for the three-month period ended January 4, 2020 was 36.3%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, such as federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $5.8 million, or 4.4% of net sales, for the first quarter of fiscal 2021, a decrease of $2.2 million, or 28.0%, compared to $8.0 million, or 5.2% of net sales, for the first quarter of fiscal 2020. The decrease in Adjusted EBITDA primarily results from a decrease of $6.8 million in gross profit, mainly from lower sales volumes due to the COVID-19 pandemic as well as higher manufacturing costs. The decrease was partially offset by lower adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Net loss	$(1,614)	$(403)
Adjustments:
Interest expense, net (1)	2,012	1,993
Income tax benefit	(521)	(326)
Depreciation, amortization, and disposals (2)	3,676	3,538
Operational transformation initiatives	55	1,114
Share-based compensation	724	1,093
Product redesign initiatives	186	1,010
Restructuring charges	494	—
Costs directly attributed to the COVID-19 pandemic (3)	170	—
Loss on debt modification	598	—
Other	—	6
Adjusted EBITDA	$5,780	$8,025
Adjusted EBITDA margin (percentage of net sales)	4.4%	5.2%

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
(3) Primarily represents costs incurred for third party cleaning services and personal protective equipment for our employees.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At January 2, 2021, the Company had $23.9 million of available cash (net of outstanding checks) and $97.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Third Amendment to the Credit Agreement

On December 4, 2020, the Company executed the third amendment to the Credit Agreement, dated as of December 12, 2016; as amended by that certain first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement") and second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement'); and as further amended by the third amendment (the "Third Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate is timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elects to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

Amendments to the financial performance covenants provide that during the Limited Availability Period, a higher maximum total net leverage ratio is permitted, and requires the Company to maintain liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ending on or around December 31, 2020 and the fiscal quarter ending on or around September 30, 2021 that falls within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applies instead of a maximum total net leverage ratio.

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

Detailed descriptions of the Credit Agreement, First Amended Credit Agreement and Second Amended Credit Agreement are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the SEC on December 17, 2020.

At January 2, 2021, the Borrower (as defined, Blue Bird Body Company, a subsidiary of the Company) and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions.

The continuing adverse impacts from the COVID-19 pandemic materially impacted our first quarter of fiscal 2021 results, causing lower customer orders for both buses and parts, supply disruptions, and higher rates of absenteeism among our hourly production workforce. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results. See PART I, Item 1.A. "Risk Factors," of our 2020 Form 10-K, filed with the SEC on December 17, 2020, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The pandemic could cause a severe contraction in our profits and/or liquidity which could lead to issues complying with our Amended Credit Agreement covenants. Our primary financial covenants are (i) for fiscal year 2021, minimum consolidated EBITDA, an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; ii) for fiscal year 2021 and the first two quarters of fiscal year 2022, minimum liquidity at the end of each month, and (iii) beginning in fiscal year 2022 and thereafter, total net leverage ratio, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. If we are not able to comply with such covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing the existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses not included in our historical financial statements.

Seasonality

Historically, our business has been highly seasonal with school districts buying their new schools buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters being our two busiest quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have been, and are likely to continue to be, impacted by the seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter with planned shutdowns during our first fiscal quarter. With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Cash and cash equivalents at beginning of period	$44,507	$70,959
Total cash used in operating activities	(11,497)	(85,988)
Total cash used in investing activities	(3,317)	(9,137)
Total cash (used in) provided by financing activities	(5,777)	31,866
Change in cash and cash equivalents	$(20,591)	$(63,259)
Cash and cash equivalents at end of period	$23,916	$7,700

Total cash used in operating activities

Cash flows used in operating activities totaled $11.5 million for the three months ended January 2, 2021, as compared to $86.0 million of cash flows used in operating activities for the three months ended January 4, 2020. The $74.5 million decrease in cash used was primarily attributed to a positive $74.9 million difference (source of cash) from the impacts of changes in working capital and accrued expenses between fiscal periods.

Total cash used in investing activities

Cash flows used in investing activities totaled $3.3 million for the three months ended January 2, 2021, as compared to $9.1 million of cash flows used in investing activities for the three months ended January 4, 2020. The $5.8 million decrease was due to a reduction of spending on manufacturing assets and a delay of certain projects due to the COVID-19 pandemic.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $5.8 million for the three months ended January 2, 2021, as compared to $31.9 million of cash flows provided by financing activities for the three months ended January 4, 2020. The $37.6 million decrease between fiscal periods was primarily attributed to a $35.0 million decrease in cash borrowings under the revolving credit facility and a $2.5 million cash payment for fees and other costs relating to the execution of the third amendment to the Credit Agreement.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash used in operating activities plus cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Measures We Use to Evaluate Our Performance”. The following table sets forth the calculation of free cash flow for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 2, 2021	January 4, 2020
Net cash used in operating activities	$(11,497)	$(85,988)
Cash paid for fixed assets	(3,317)	(9,287)
Free cash flow	$(14,814)	$(95,275)

Free cash flow for the three months ended January 2, 2021 was $80.5 million higher than the three months ended January 4, 2020, due to a $74.5 million decrease in cash used in operating activities and a decrease of $6.0 million in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at January 2, 2021, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at January 2, 2021 which relates to a guarantee of indebtedness for a term loan issued by a Company dealer with a remaining maturity up to 2.0 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate risks, commodity risks or currency risks previously disclosed in Part II, Item 7A of the Company’s 2020 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 2, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2020 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially adversely affect our business, financial condition, cash flows or future results. The risks described in the 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

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

10.1
Third Amendment to Credit Agreement, dated as of December 4, 2020, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 9, 2020).

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

Blue Bird Corporation

Dated:	February 11, 2021	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	February 11, 2021	/s/ Jeffery Taylor
Jeffery Taylor
Chief Financial Officer