Form 10-Q
period 2021-04-03
Blue Bird Corp
filed 2021-05-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

At May 7, 2021, 27,153,872 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	April 3, 2021	October 3, 2020
Assets
Current assets
Cash and cash equivalents	$18,722	$44,507
Accounts receivable, net	6,502	7,623
Inventories	91,960	56,523
Other current assets	7,141	8,243
Total current assets	$124,325	$116,896
Property, plant and equipment, net	105,597	103,372
Goodwill	18,825	18,825
Intangible assets, net	50,448	51,632
Equity investment in affiliate	13,969	14,320
Deferred tax assets	4,828	4,365
Finance lease right-of-use assets	6,234	6,983
Other assets	1,757	1,022
Total assets	$325,983	$317,415
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$80,843	$57,602
Warranty	7,438	8,336
Accrued expenses	15,775	15,773
Deferred warranty income	8,038	8,540
Finance lease obligations	1,303	1,280
Other current liabilities	10,052	10,217
Current portion of long-term debt	12,375	9,900
Total current liabilities	$135,824	$111,648
Long-term liabilities
Long-term debt	$156,433	$164,204
Warranty	11,743	13,038
Deferred warranty income	12,686	14,048
Deferred tax liabilities	477	254
Finance lease obligations	5,208	5,879
Other liabilities	15,076	14,315
Pension	41,124	47,259
Total long-term liabilities	$242,747	$258,997
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at April 3, 2021 and October 3, 2020	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,153,872 and 27,048,404 shares outstanding at April 3, 2021 and October 3, 2020, respectively	3	3
Additional paid-in capital	91,078	88,910
Accumulated deficit	(35,697)	(33,464)
Accumulated other comprehensive loss	(57,690)	(58,397)
Treasury stock, at cost, 1,782,568 shares at April 3, 2021 and October 3, 2020	(50,282)	(50,282)
Total stockholders' deficit	$(52,588)	$(53,230)
Total liabilities and stockholders' deficit	$325,983	$317,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales	$164,698	$255,412	$295,132	$408,629
Cost of goods sold	146,205	231,243	262,171	363,160
Gross profit	$18,493	$24,169	$32,961	$45,469
Operating expenses
Selling, general and administrative expenses	17,361	19,858	32,051	40,353
Operating profit	$1,132	$4,311	$910	$5,116
Interest expense	(2,334)	(5,658)	(4,264)	(7,555)
Interest income	—	—	1	—
Other income, net	422	180	1,065	374
Loss on debt modification	—	—	(598)	—
Loss before income taxes	$(780)	$(1,167)	$(2,886)	$(2,065)
Income tax benefit	483	817	1,004	1,143
Equity in net loss of non-consolidated affiliate	(322)	(289)	(351)	(120)
Net loss	$(619)	$(639)	$(2,233)	$(1,042)

Earnings per share:
Basic weighted average shares outstanding	27,118,452	26,866,822	27,089,342	26,667,860
Diluted weighted average shares outstanding	27,118,452	26,866,822	27,089,342	26,667,860
Basic loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Diluted loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.04)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net loss	$(619)	$(639)	$(2,233)	$(1,042)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	354	326	707	653
Total other comprehensive income	$354	$326	$707	$653
Comprehensive loss	$(265)	$(313)	$(1,526)	$(389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Cash flows from operating activities
Net loss	$(2,233)	$(1,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,811	7,086
Non-cash interest expense	1,458	2,926
Share-based compensation	1,595	2,297
Equity in net loss of non-consolidated affiliate	351	120
Loss (gain) on disposal of fixed assets	21	(121)
Deferred taxes	(463)	(291)
Amortization of deferred actuarial pension losses	931	859
Loss on debt modification	598	—
Changes in assets and liabilities:
Accounts receivable	1,121	3,455
Inventories	(35,437)	(65,112)
Other assets	1,363	(1,350)
Accounts payable	22,832	17,782
Accrued expenses, pension and other liabilities	(10,146)	(14,818)
Total adjustments	$(8,965)	$(47,167)
Total cash used in operating activities	$(11,198)	$(48,209)
Cash flows from investing activities
Cash paid for fixed assets	$(7,007)	$(14,251)
Proceeds from sale of fixed assets	—	150
Total cash used in investing activities	$(7,007)	$(14,101)
Cash flows from financing activities
Borrowings under the revolving credit facility	$—	$30,000
Repayments under the senior term loan	(4,950)	(4,950)
Principal payments on finance leases	(765)	(540)
Cash paid for debt costs	(2,476)	—
Net cash received (paid) for exercises and employee taxes on vested restricted shares and stock option exercises	611	(3,313)
Proceeds from exercises of warrants	—	4,240
Total cash (used in) provided by financing activities	$(7,580)	$25,437
Change in cash and cash equivalents	(25,785)	(36,873)
Cash and cash equivalents, beginning of period	44,507	70,959
Cash and cash equivalents, end of period	$18,722	$34,086

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$6,119	$4,807
Income tax paid, net of tax refunds	46	327
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$409	$(4,041)
Cashless exercise of stock options	—	5,246
Right-of-use assets obtained in exchange for finance lease obligations	—	1,942
Right-of-use assets obtained in exchange for operating lease obligations	107	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, January 2, 2021	27,091,808	$3	$89,171	—	$—	$(58,044)	$(35,078)	1,782,568	$(50,282)	$(54,230)
Stock option activity	62,064	—	1,055	—	—	—	—	—	—	1,055
Share-based compensation expense	—	—	852	—	—	—	—	—	—	852
Net loss	—	—	—	—	—	—	(619)	—	—	(619)
Other comprehensive income, net of tax	—	—	—	—	—	354	—	—	—	354
Balance, April 3, 2021	27,153,872	$3	$91,078	—	$—	$(57,690)	$(35,697)	1,782,568	$(50,282)	$(52,588)

Balance, January 4, 2020	26,511,641	$3	$84,302	—	$—	$(55,827)	$(46,052)	1,782,568	$(50,282)	$(67,856)
Warrant exercises	336,391	—	3,868	—	—	—	—	—	—	3,868
Restricted stock activity	108,563	—	—	—	—	—	—	—	—	—
Stock option activity	70,677	—	(1,935)	—	—	—	—	—	—	(1,935)
Share-based compensation expense	—	—	1,173	—	—	—	—	—	—	1,173
Net loss	—	—	—	—	—	—	(639)	—	—	(639)
Other comprehensive income, net of tax	—	—	—	—	—	326	—	—	—	326
Balance, April 4, 2020	27,027,272	$3	$87,408	—	$—	$(55,501)	$(46,691)	1,782,568	$(50,282)	$(65,063)

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(518)	—	—	—	—	—	—	(518)
Stock option activity	69,064	—	1,128	—	—	—	—	—	—	1,128
Share-based compensation expense	—	—	1,558	—	—	—	—	—	—	1,558
Net loss	—	—	—	—	—	—	(2,233)	—	—	(2,233)
Other comprehensive income, net of tax	—	—	—	—	—	707	—	—	—	707
Balance, April 3, 2021	27,153,872	$3	$91,078	—	$—	$(57,690)	$(35,697)	1,782,568	$(50,282)	$(52,588)

Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Warrant exercises	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	73,592	—	(1,368)	—	—	—	—	—	—	(1,368)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	2,210	—	—	—	—	—	—	2,210
Net loss	—	—	—	—	—	—	(1,042)	—	—	(1,042)
Other comprehensive income, net of tax	—	—	—	—	—	653	—	—	—	653
Balance, April 4, 2020	27,027,272	$3	$87,408	—	$—	$(55,501)	$(46,691)	1,782,568	$(50,282)	$(65,063)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

oi1. Nature of Business and Basis of Presentation

Nature of Business

Blue Bird Body Company, a wholly-owned subsidiary of Blue Bird Corporation, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of Blue Bird’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. We are headquartered in Macon, Georgia. References in these notes to financial statements to “Blue Bird,” the “Company,” “we,” “our,” or “us” relate to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise.

COVID-19

Beginning at the end of our second quarter of fiscal year 2020 and continuing through the second quarter of fiscal year 2021, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic significantly impacted our financial results for the second half of fiscal year 2020, which continued into the first half of fiscal year 2021, causing, among other matters, lower customer orders for both buses and bus parts, supply disruptions, higher rates of absenteeism among our hourly production workforce and a temporary shutdown of manufacturing in April 2020 and March 2021. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. Fiscal year 2021, which ends on October 2, 2021, consists of 52 weeks while fiscal year 2020, which ended on October 3, 2020, consisted of 53 weeks. The second quarters of fiscal years 2021 and 2020 both included 13 weeks. The six month periods in fiscal years 2021 and 2020 included 26 and 27 weeks, respectively.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 3, 2021.

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

Recently Issued Accounting Standards

ASU 2020-04 On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR (defined below), which was initially expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.

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

The above amendments are effective for all entities from March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments to contract modifications on a (i) full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or (ii) prospective basis from any date within an interim period that includes or is subsequent to March 12, 2020 through the date that the interim financial statements are issued or available to be issued.

On March 5, 2021, the Intercontinental Exchange, Inc. ("ICE") Benchmark Administration ("IBA"), the administrator of the United States Dollar London Interbank Offering Rate ("LIBOR"), issued a statement, following the completion of a formal consultation process, reaffirming the preliminary announcement it made on November 30, 2020, to cease publication of (i) 1 week and 2 month LIBOR subsequent to December 31, 2021 and (ii) the overnight and 1, 3, 6 and 12 month LIBOR tenors subsequent to June 30, 2023. The IBA’s statement regarding such cessation dates primarily resulted from a majority of LIBOR panel banks communicating to the IBA that they would be unwilling to continue contributing to the relevant LIBOR settings after such dates. As a result, the IBA determined that it would be unable to publish the relevant LIBOR settings on a representative basis after such dates. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the IBA, confirmed that, based on information it received from LIBOR panel banks, it does not expect that any LIBOR settings will become unrepresentative before the announced cessation dates summarized above.

Currently, the Company’s interest rate collar, which is not designated in a hedge accounting relationship, and Amended Credit Agreement (defined below) are the only contracts that reference an interest rate index (i.e., 3 month LIBOR) that is subject to the reference rate reform guidance included in the above amendments. While the termination date of the interest rate collar, September 30, 2022, occurs prior to the July 1, 2023 date on which the IBA will no longer publish 3 month LIBOR, the Amended Credit Agreement matures on September 13, 2023, approximately 2.5 months subsequent to such cessation date. However, as management does not currently forecast that the Company will have sufficient cash to fund the term loan borrowings that are expected to be outstanding under the terms of the Amended Credit Agreement upon maturity, it is expecting to refinance such borrowings prior to maturity, with such refinancing likely to occur before the July 1, 2023 LIBOR cessation date. Therefore, it is highly likely that neither the interest rate collar nor Amended Credit Agreement will be modified to reflect the discontinuation of 3 month LIBOR effective July 1, 2023 and accordingly, the Company will not be required to decide whether or not to elect to adopt such amendments prior to or on December 31, 2022 (i.e., the last effective date for adopting the amendments). However, to the extent that either or both of the contracts are modified prior to December 31, 2022, the Company plans to adopt the amendments on a prospective basis by adjusting the derivative fair value and/or debt effective interest rate, as applicable, neither of which is expected to have a material impact on the consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	April 3, 2021	October 3, 2020
Raw materials	$59,663	$43,272
Work in process	28,297	8,989
Finished goods	4,000	4,262
Total inventories	$91,960	$56,523

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Balance at beginning of period	$19,707	$21,731	$21,374	$22,343
Add current period accruals	1,589	2,628	2,892	4,129
Current period reductions of accrual	(2,115)	(2,961)	(5,085)	(5,074)
Balance at end of period	$19,181	$21,398	$19,181	$21,398
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Balance at beginning of period	$21,732	$22,744	$22,588	$24,045
Add current period deferred income	1,341	2,338	2,500	3,289
Current period recognition of income	(2,349)	(2,134)	(4,364)	(4,386)
Balance at end of period	$20,724	$22,948	$20,724	$22,948

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $4.3 million of the outstanding contract liability during the remainder of fiscal 2021, $6.9 million in fiscal 2022, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	April 3, 2021	October 3, 2020
Current portion	$2,947	$2,993
Long-term portion	1,939	1,962
Total accrued self-insurance	$4,886	$4,955

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.2 million and $4.1 million for the three months ended April 3, 2021 and April 4, 2020, respectively, and $5.9 million and $7.6 million for the six months ended April 3, 2021 and April 4, 2020, respectively. The related cost of goods sold was $2.7 million and $3.5 million for the three months ended April 3, 2021 and April 4, 2020, respectively, and $5.1 million and $6.6 million for the six months ended April 3, 2021 and April 4, 2020, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Interest cost	$1,057	$1,237	$2,114	$2,474
Expected return on plan assets	(1,944)	(1,846)	(3,888)	(3,692)
Amortization of prior loss	466	429	931	859
Net periodic benefit cost	$(421)	$(180)	$(843)	$(359)
Amortization of prior loss, recognized in other comprehensive income	466	429	931	859
Total recognized in net periodic pension benefit cost and other comprehensive income	$(887)	$(609)	$(1,774)	$(1,218)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range whereby we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. During the six months ended April 3, 2021, the three month LIBOR rate fell below the established floor, which required $1.0 million in total cash payments to the counterparty. Additionally, $0.5 million was paid in the first quarter of fiscal year 2021 for amounts owed to the counterparty that were accrued in the fourth quarter of fiscal 2020.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At April 3, 2021, the fair value of the interest rate collar contract was $(2.9) million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

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

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	April 3, 2021	October 3, 2020
2023 term loan, net of deferred financing costs of $2,592 and $2,246, respectively	$168,808	$174,104
Less: current portion of long-term debt	12,375	9,900
Long-term debt, net of current portion	$156,433	$164,204

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At April 3, 2021 and October 3, 2020, $171.4 million and $176.4 million, respectively, were outstanding on the term loans.

At April 3, 2021 and October 3, 2020, the stated interest rates on the term loans were 3.8% and 3.5%, respectively. At April 3, 2021 and October 3, 2020, the weighted-average annual effective interest rates for the term loans were 6.2% and 4.1%, respectively, which includes amortization of the deferred financing costs.

At April 3, 2021, $6.9 million of Letters of Credit were outstanding, of which $2.7 million reduces the availability on the revolving line of credit. No borrowings were outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $97.3 million on the revolving line of credit.

Interest expense on all indebtedness was $2.3 million and $5.7 million for the three months ended April 3, 2021 and April 4, 2020, respectively, and $4.3 million and $7.6 million for the six months ended April 3, 2021 and April 4, 2020, respectively.

The schedule of remaining principal payments through maturity for total debt is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2021	$4,950
2022	14,850
2023	151,600
Total remaining principal payments	$171,400

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

Three Months

The effective tax rate for the three months ended April 3, 2021 was 61.9%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

The effective tax rate for the three months ended April 4, 2020 was 70.0%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Six Months

The effective tax rate for the six months ended April 3, 2021 was 34.8%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

The effective tax rate for the six months ended April 4, 2020 was 55.4%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At April 3, 2021, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous ma erials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore, management believes that the resolution of pending environmental matters will not have a material adverse effect on the Company’s financial statements.

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At April 3, 2021, we had a $3.0 million guarantee outstanding which relates to a guarantee of dealer indebtedness for a term loan with remaining maturity up to 1.8 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At April 3, 2021, $0.2 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

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

Net sales
	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Bus (1)	$150,307	$238,697	$268,141	$373,469
Parts (1)	14,391	16,715	26,991	35,160
Segment net sales	$164,698	$255,412	$295,132	$408,629

(1) Parts segment revenue includes $1.2 million and $0.9 million for the three months ended April 3, 2021 and April 4, 2020, respectively, and $2.0 million and $1.5 million for the six months ended April 3, 2021 and April 4, 2020, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Bus	$13,084	$17,938	$22,794	$32,805
Parts	5,409	6,231	10,167	12,664
Segment gross profit	$18,493	$24,169	$32,961	$45,469

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Segment gross profit	$18,493	$24,169	$32,961	$45,469
Adjustments:
Selling, general and administrative expenses	(17,361)	(19,858)	(32,051)	(40,353)
Interest expense	(2,334)	(5,658)	(4,264)	(7,555)
Interest income	—	—	1	—
Other income, net	422	180	1,065	374
Loss on debt modification	—	—	(598)	—
Loss before income taxes	$(780)	$(1,167)	$(2,886)	$(2,065)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
United States	$137,359	$232,477	$256,436	$368,743
Canada	23,719	22,746	34,185	35,902
Rest of world	3,620	189	4,511	3,984
Total net sales	$164,698	$255,412	$295,132	$408,629

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Diesel buses	$76,115	$113,649	$135,825	$190,399
Alternative power buses (1)	65,955	113,057	118,256	164,791
Other (2)	8,585	12,505	14,745	19,348
Parts	14,043	16,201	26,306	34,091
Net sales	$164,698	$255,412	$295,132	$408,629

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas "CNG", electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Numerator:
Net loss	$(619)	$(639)	$(2,233)	$(1,042)

Denominator:
Weighted-average common shares outstanding	27,118,452	26,866,822	27,089,342	26,667,860
Effect of dilutive securities (1)	—	—	—	—
Weighted-average shares and dilutive potential common shares	27,118,452	26,866,822	27,089,342	26,667,860

Earnings per share:
Basic loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Diluted loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.04)

(1) Potentially dilutive securities representing 0.7 million and 0.5 million shares of common stock were excluded from the computation of diluted earnings per share for April 3, 2021 and April 4, 2020, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
April 3, 2021
Beginning Balance	$(58,044)	$(58,044)	$(58,397)	$(58,397)
Amounts reclassified and included in earnings	466	466	931	931
Total before taxes	466	466	931	931
Income taxes	(112)	(112)	(224)	(224)
Ending Balance April 3, 2021	$(57,690)	$(57,690)	$(57,690)	$(57,690)

April 4, 2020
Beginning Balance	$(55,827)	$(55,827)	$(56,154)	$(56,154)
Amounts reclassified and included in earnings	429	429	859	859
Total before taxes	429	429	859	859
Income taxes	(103)	(103)	(206)	(206)
Ending Balance April 4, 2020	$(55,501)	$(55,501)	$(55,501)	$(55,501)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation ("Blue Bird" or the "Company") should be read in conjunction with the Company’s unaudited financial statements for the three and six months ended April 3, 2021 and April 4, 2020 and related notes appearing in Part I, Item 1 of this Quarterly Report of Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ending October 2, 2021 as "fiscal 2021" and fiscal year ended October 3, 2020 as “fiscal 2020." We refer to the quarter ended April 3, 2021 as the “second quarter of fiscal 2021” and we refer to the quarter ended April 4, 2020 as the “second quarter of fiscal 2020.”

Fiscal year 2021 consists of 52 weeks while fiscal year 2020 consisted of 53 weeks. The second quarters of fiscal 2021 and 2020 both included 13 weeks. The six month periods in fiscal 2021 and 2020 included 26 and 27 weeks, respectively.

Special Note Regarding Forward-Looking Statements

This Report contains forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and development results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•the future financial performance of the Company;
•negative changes in the market for Blue Bird products;
•expansion plans and opportunities;
•challenges or unexpected costs related to manufacturing;
•future impacts from the novel coronavirus pandemic known as "COVID-19," and any other pandemics, public health crises, or epidemics, on capital markets, manufacturing and supply chain abilities, consumer and customer demand, school system operations, workplace conditions, and any other unexpected impacts, which could include, among other effects:
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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternatives to diesel-powered applications with its propane-powered, gasoline-powered, compressed natural gas (“CNG”)-powered, and all-electric-powered school buses.

Blue Bird sells its buses and parts through an extensive network of United States and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the United States Government, state governments, and authorized dealers in a number of foreign countries.

COVID-19 Impact

Beginning in our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued throughout the second half of fiscal 2020 and into the first half of fiscal 2021, and may continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, management took decisive actions including closing our manufacturing facilities for two weeks in April 2020 and implementing stringent safety protocols, including administering COVID-19 testing for all manufacturing and office employees and requesting office employees to work from home. We have continued to manufacture buses since April 2020 without further material disruption, although management decided to cease production for one week in March 2021 due to supply chain disruptions that resulted in a shortage of critical components. This temporary closure of our manufacturing facility did not materially impact our operations for the second quarter of fiscal 2021 as we did not need to operate at full capacity to fill sales orders during the quarter. However, such supply chain disruptions could continue in future periods and could materially impact our results if we are unable to produce during quarters having higher sales volumes. Additionally, although we have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. We currently believe that it will continue to adversely impact our business for the remainder of our fiscal 2021 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall economy, both within the United States and globally. Accordingly, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

The continuing impacts from COVID-19 on the Company's operations in the first half of fiscal 2021 negatively affected our revenue and profit. We continue to monitor and assess the level of future customer demand, the ability of school boards to make decisions regarding reinstating normal in-person learning in the foreseeable future, the ability of suppliers to resume and maintain operations, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for the remainder of fiscal 2021 and beyond. A prolonged economic downturn could have a material adverse impact on our sales and financial results beyond fiscal 2021. See PART I, Item 1.A. "Risk Factors," of our 2020 Form 10-K, filed with the SEC on December 17, 2020, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company has also taken actions to control spending and secure adequate liquidity, including headcount rationalization and changes to the minimum required financial covenants via execution of a third amendment to our Credit Agreement in December 2020. Further detail and discussion of this amendment can be found in the "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended April 3, 2021.

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
•Equity in net loss of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

This Report includes the following non-GAAP financial measures: “Adjusted EBITDA;” “Adjusted EBITDA Margin;” and “Free Cash Flow.”

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

Consolidated Results of Operations for the Three Months Ended April 3, 2021 and April 4, 2020:

	Three Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Net sales	$164,698	$255,412
Cost of goods sold	146,205	231,243
Gross profit	$18,493	$24,169
Operating expenses
Selling, general and administrative expenses	17,361	19,858
Operating profit	$1,132	$4,311
Interest expense	(2,334)	(5,658)
Other income, net	422	180
Loss before income taxes	$(780)	$(1,167)
Income tax benefit	483	817
Equity in net loss of non-consolidated affiliate	(322)	(289)
Net loss	$(619)	$(639)
Other financial data:
Adjusted EBITDA	$7,543	$12,272
Adjusted EBITDA margin	4.6%	4.8%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	April 3, 2021	April 4, 2020
Bus	$150,307	$238,697
Parts	14,391	16,715
Total	$164,698	$255,412

Gross Profit by Segment
Bus	$13,084	$17,938
Parts	5,409	6,231
Total	$18,493	$24,169

Net sales. Net sales were $164.7 million for the second quarter of fiscal 2021, a decrease of $90.7 million, or 35.5%, compared to $255.4 million for the second quarter of fiscal 2020. The decrease in net sales is attributed to the COVID-19 pandemic which caused an increase in remote learning arrangements.

Bus sales decreased $88.4 million, or 37.0%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the second quarter of fiscal 2021, 1,489 units were booked compared to 2,594 units booked for the same period in fiscal 2020. The decrease is mainly attributed to lower orders due to the uncertainties caused by the COVID-19 pandemic. The 9.7% increase in unit price for the second quarter of fiscal 2021 compared to the same period in fiscal 2020 mainly results from pricing actions taken by management to partially offset increases in commodity costs, as well as product and customer mix changes.

Parts sales decreased $2.3 million, or 13.9%, for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, as we had lower sales volume, mainly from lower school bus units in operation which reduced bus repair and maintenance activities. The lower units in operation results from school schedule changes and increased remote learning arrangements caused by the COVID-19 pandemic.

Cost of goods sold. Total cost of goods sold was $146.2 million for the second quarter of fiscal 2021, a decrease of $85.0 million, or 36.8%, compared to $231.2 million for the second quarter of fiscal 2020. As a percentage of net sales, total cost of goods sold improved from 90.5% to 88.8%.

Bus segment cost of goods sold decreased $83.5 million, or 37.8%, for the second quarter of fiscal 2021 compared to the same period in fiscal 2020, which aligned with the decrease in sales volume noted above. The average cost of goods sold per unit for the second quarter of fiscal 2021 was 8.3% higher compared to the second quarter of fiscal 2020 due to increases in manufacturing costs from several COVID-19 related factors including absenteeism among our hourly workforce and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $1.5 million, or 14.3%, decrease in parts segment cost of goods sold for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 aligned with the decrease in sales volume noted above.

Operating profit. Operating profit was $1.1 million for the second quarter of fiscal 2021, a decrease of $3.2 million, compared to operating profit of $4.3 million for the second quarter of fiscal 2020. Profitability was negatively impacted by a decrease of $5.7 million in gross profit as outlined in the revenue and cost of goods sold discussion. This was partially offset by a decrease of $2.5 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense was $2.3 million for the second quarter of fiscal 2021, a decrease of $3.3 million, or 58.7%, compared to $5.7 million for the second quarter of fiscal 2020. The decrease was primarily attributable to a $2.6 million net increase in the fair value of the interest rate collar (a liability balance) recorded in interest expense in the second quarter of fiscal 2020 with the corresponding activity recorded in the second quarter of fiscal 2021 netting to an immaterial amount. The remainder of the decrease primarily results from lower outstanding debt balances during the second quarter of fiscal 2021 when compared with the second quarter of fiscal 2020.

Income taxes. We recorded an income tax benefit of $0.5 million for the second quarter of fiscal 2021, compared to an income tax benefit of $0.8 million for the same period in fiscal 2020.

The effective tax rate for the three month period ended April 3, 2021 was 61.9%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

The effective tax rate for the three month period ended April 4, 2020 was 70.0%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $7.5 million, or 4.6% of net sales, for the second quarter of fiscal 2021, a decrease of $4.7 million, or 38.5%, compared to $12.3 million, or 4.8% of net sales, for the second quarter of fiscal 2020. The decrease in Adjusted EBITDA primarily results from a decrease of $5.7 million in gross profit, mainly from lower sales volumes due to the COVID-19 pandemic as well as higher manufacturing costs. The decrease was partially offset by lower adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Net loss	$(619)	$(639)
Adjustments:
Interest expense, net (1)	2,422	5,754
Income tax benefit	(483)	(817)
Depreciation, amortization, and disposals (2)	3,591	3,816
Operational transformation initiatives	153	1,765
Share-based compensation	871	1,204
Product redesign initiatives	1,081	1,082
Costs directly attributed to the COVID-19 pandemic (3)	527	107
Adjusted EBITDA	$7,543	$12,272
Adjusted EBITDA margin (percentage of net sales)	4.6%	4.8%

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
(3) Primarily represents costs incurred for third party cleaning services and personal protective equipment for our employees.

Consolidated Results of Operations for the Six Months Ended April 3, 2021 and April 4, 2020:

	Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Net sales	$295,132	$408,629
Cost of goods sold	262,171	363,160
Gross profit	$32,961	$45,469
Operating expenses
Selling, general and administrative expenses	32,051	40,353
Operating profit	$910	$5,116
Interest expense	(4,264)	(7,555)
Interest income	1	—
Other income, net	1,065	374
Loss on debt extinguishment	(598)	—
Loss before income taxes	$(2,886)	$(2,065)
Income tax benefit	1,004	1,143
Equity in net loss of non-consolidated affiliate	(351)	(120)
Net loss	$(2,233)	$(1,042)
Other financial data:
Adjusted EBITDA	$13,323	$20,297
Adjusted EBITDA margin	4.5%	5.0%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	April 3, 2021	April 4, 2020
Bus	$268,141	$373,469
Parts	26,991	35,160
Total	$295,132	$408,629

Gross Profit by Segment
Bus	$22,794	$32,805
Parts	10,167	12,664
Total	$32,961	$45,469

Net sales. Net sales were $295.1 million for the six months ended April 3, 2021, a decrease of $113.5 million, or 27.8%, compared to $408.6 million for the six months ended April 4, 2020. The decrease in net sales is attributed to the COVID-19 pandemic which caused an increase in remote learning arrangements.

Bus sales decreased $105.3 million, or 28.2%, reflecting a decrease in units booked and higher sales prices per unit. In the six months ended April 3, 2021, 2,744 units were booked compared to 4,054 units booked for the same period in fiscal 2020. The decrease is mainly attributed to lower orders due to the uncertainties caused by the COVID-19 pandemic. The average net sales price per unit for the six months ended April 3, 2021 was 6.1% higher than the price per unit for the six months ended April 4, 2020. The increase in unit price mainly reflects pricing actions taken by management to partially offset increases in commodity costs, as well as product and customer mix changes.

Parts sales decreased $8.2 million, or 23.2%, for the six months ended April 3, 2021 compared to the six months ended April 4, 2020, as we had lower sales volume, mainly from lower school bus units in operation which reduced bus repair and maintenance activities. The lower units in operation results from school schedule changes and increased remote learning arrangements caused by the COVID-19 pandemic.

Cost of goods sold. Total cost of goods sold was $262.2 million for the six months ended April 3, 2021, a decrease of $101.0 million, or 27.8%, compared to $363.2 million for the six months ended April 4, 2020. As a percentage of net sales, total cost of goods sold improved from 88.9% to 88.8%.

Bus segment cost of goods sold decreased $95.3 million, or 28.0%, for the six months ended April 3, 2021 compared to the six months ended April 4, 2020, which aligned with the decrease in sales volume noted above. The average cost of goods sold per unit for the six months ended April 3, 2021 was 6.4% higher compared to the six months ended April 4, 2020 due to increases in manufacturing costs from several COVID-19 related factors including absenteeism among our hourly workforce and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $5.7 million, or 25.2%, decrease in parts segment cost of goods sold for the six months ended April 3, 2021 compared to the six months ended April 4, 2020 aligns with the decrease in sales volume noted above.

Operating profit. Operating profit was $0.9 million for the six months ended April 3, 2021, a decrease of $4.2 million compared to an operating profit of $5.1 million for the six months ended April 4, 2020. Profitability was negatively impacted by a decrease of $12.5 million in gross profit as outlined in the revenue and cost of goods sold discussion. This was partially offset by a decrease of $8.3 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense was $4.3 million for the six months ended April 3, 2021, a decrease of $3.3 million, or 43.6%, compared to $7.6 million for the six months ended April 4, 2020. The decrease was primarily attributable to a $2.6 million net increase in the fair value of the interest rate collar (a liability balance) recorded in interest expense in the six months ended April 4, 2020 with the corresponding activity recorded in the six months ended April 3, 2021 netting to an immaterial amount. The remainder of the decrease primarily results from lower outstanding debt balances during the six months ended April 3, 2021 when compared with the the six months ended April 4, 2020 .

Loss on debt modification. Loss on debt modification was $(0.6) million for the six months ended April 3, 2021. The amount is related to the execution of the third amendment to the Credit Agreement on December 4, 2020 for which we paid $2.5 million in lender fees and other issuance costs. Of the fees and issuance costs, only $2.0 million could be capitalized with the remainder, $0.5 million, expensed in the period incurred. In addition, $0.1 million in previously capitalized lender fees and other issuance costs capitalized in prior periods were expensed during the first quarter of fiscal 2021 in conjunction with executing the third amendment.

Income taxes. Income tax benefit was $1.0 million for the six months ended April 3, 2021, compared to income tax benefit of $1.1 million for the same period in fiscal 2020.

The effective tax rate for the six months ended April 3, 2021 was 34.8%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

The effective tax rate for the six months ended April 4, 2020 was 55.4%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $13.3 million, or 4.5% of net sales, for the six months ended April 3, 2021, a decrease of $7.0 million, or 34.4%, compared to $20.3 million, or 5.0% of net sales, for the six months ended April 4, 2020. The decrease in Adjusted EBITDA is primarily the result of a decrease of $12.5 million in gross profit, mainly from lower sales volumes due the COVID-19 pandemic as well as higher manufacturing costs. The decrease was partially offset by lower adjusted selling, general and administrative expenses.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Net loss	$(2,233)	$(1,042)
Adjustments:
Interest expense, net (1)	4,434	7,747
Income tax benefit	(1,004)	(1,143)
Depreciation, amortization, and disposals (2)	7,267	7,354
Operational transformation initiatives	208	2,879
Loss on debt modification	598	—
Share-based compensation	1,595	2,297
Product redesign initiatives	1,267	2,092
Restructuring charges	494	—
Costs directly attributed to the COVID-19 pandemic (3)	697	107
Other	—	6
Adjusted EBITDA	$13,323	$20,297
Adjusted EBITDA margin (percentage of net sales)	4.5%	5.0%

(1) Includes $0.2 million for both fiscal periods representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.4 million for both fiscal periods, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At April 3, 2021, the Company had $18.7 million of available cash (net of outstanding checks) and $97.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

At April 3, 2021, the Borrower (as defined, Blue Bird Body Company, a subsidiary of the Company) and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions.

The continuing adverse impacts from the COVID-19 pandemic materially impacted our results in the first half of fiscal 2021, causing lower customer orders for both buses and parts, supply disruptions, and higher rates of absenteeism among our hourly production workforce. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results. See PART I, Item 1.A. "Risk Factors," of our 2020 Form 10-K, filed with the SEC on December 17, 2020, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Cash and cash equivalents at beginning of period	$44,507	$70,959
Total cash used in operating activities	(11,198)	(48,209)
Total cash used in investing activities	(7,007)	(14,101)
Total cash (used in) provided by financing activities	(7,580)	25,437
Change in cash and cash equivalents	$(25,785)	$(36,873)
Cash and cash equivalents at end of period	$18,722	$34,086

Total cash used in operating activities

Cash flows used in operating activities totaled $11.2 million for the six months ended April 3, 2021, as compared to $48.2 million of cash flows used in operating activities for the six months ended April 4, 2020. The $37.0 million decrease in cash used was primarily attributed to a positive $37.1 million difference (source of cash) from the impacts of changes in working capital and accrued expenses between fiscal periods.

Total cash used in investing activities

Cash flows used in investing activities totaled $7.0 million for the six months ended April 3, 2021, as compared to $14.1 million of cash flows used in investing activities for the six months ended April 4, 2020. The $7.1 million decrease was due to a reduction of spending on manufacturing assets and a delay of certain projects due to the COVID-19 pandemic.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $7.6 million for the six months ended April 3, 2021, as compared to $25.4 million of cash flows provided by financing activities for the six months ended April 4, 2020. The $33.0 million decrease between fiscal periods was primarily attributed to a $30.0 million decrease in cash borrowings under the revolving credit facility and $2.5 million in cash payments for fees and other costs relating to the execution of the third amendment to the Credit Agreement during the first quarter of fiscal 2021.

Free cash flow

Management believes the non-GAAP measurement of free cash flow, defined as net cash used in operating activities plus cash paid for fixed assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Measures We Use to Evaluate Our Performance.” The following table sets forth the calculation of free cash flow for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 3, 2021	April 4, 2020
Net cash used in operating activities	$(11,198)	$(48,209)
Cash paid for fixed assets	(7,007)	(14,251)
Free cash flow	$(18,205)	$(62,460)

Free cash flow for the six months ended April 3, 2021 was $44.3 million higher than the six months ended April 4, 2020, due to a $37.0 million decrease in cash used in operating activities and a decrease of $7.2 million in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at April 3, 2021, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at April 3, 2021 which relates to a guarantee of indebtedness for a term loan issued by a Company dealer with a remaining maturity up to 1.8 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*     Filed herewith.
^    In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Bird Corporation

Dated:	May 12, 2021	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 12, 2021	/s/ Jeffery Taylor
Jeffery Taylor
Chief Financial Officer