Form 10-Q
period 2021-07-03
Blue Bird Corp
filed 2021-08-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

At August 6, 2021, 27,204,435 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	July 3, 2021	October 3, 2020
Assets
Current assets
Cash and cash equivalents	$11,223	$44,507
Accounts receivable, net	10,451	7,623
Inventories	133,540	56,523
Other current assets	6,982	8,243
Total current assets	$162,196	$116,896
Property, plant and equipment, net	106,022	103,372
Goodwill	18,825	18,825
Intangible assets, net	49,945	51,632
Equity investment in affiliate	14,485	14,320
Deferred tax assets	4,015	4,365
Finance lease right-of-use assets	5,860	6,983
Other assets	1,597	1,022
Total assets	$362,945	$317,415
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$113,152	$57,602
Warranty	7,373	8,336
Accrued expenses	21,154	15,773
Deferred warranty income	7,945	8,540
Finance lease obligations	1,315	1,280
Other current liabilities	7,656	10,217
Current portion of long-term debt	13,613	9,900
Total current liabilities	$172,208	$111,648
Long-term liabilities
Long-term debt	$153,005	$164,204
Warranty	11,407	13,038
Deferred warranty income	12,563	14,048
Deferred tax liabilities	589	254
Finance lease obligations	4,874	5,879
Other liabilities	15,433	14,315
Pension	39,677	47,259
Total long-term liabilities	$237,548	$258,997
Guarantees, commitments and contingencies (Note 6)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at July 3, 2021 and October 3, 2020	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,204,435 and 27,048,404 shares outstanding at July 3, 2021 and October 3, 2020, respectively	3	3
Additional paid-in capital	92,169	88,910
Accumulated deficit	(31,365)	(33,464)
Accumulated other comprehensive loss	(57,336)	(58,397)
Treasury stock, at cost, 1,782,568 shares at July 3, 2021 and October 3, 2020	(50,282)	(50,282)
Total stockholders' deficit	$(46,811)	$(53,230)
Total liabilities and stockholders' deficit	$362,945	$317,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$196,659	$189,181	$491,791	$597,810
Cost of goods sold	170,500	168,099	432,671	531,259
Gross profit	$26,159	$21,082	$59,120	$66,551
Operating expenses
Selling, general and administrative expenses	18,073	17,793	50,124	58,146
Operating profit	$8,086	$3,289	$8,996	$8,405
Interest expense	(2,805)	(2,406)	(7,069)	(9,961)
Interest income	—	27	1	27
Other income, net	426	181	1,491	555
Loss on debt modification	—	—	(598)	—
Income (loss) before income taxes	$5,707	$1,091	$2,821	$(974)
Income tax (expense) benefit	(1,892)	(765)	(888)	378
Equity in net income of non-consolidated affiliate	517	960	166	840
Net income	$4,332	$1,286	$2,099	$244

Earnings per share:
Basic weighted average shares outstanding	27,172,162	27,027,731	27,116,915	26,784,404
Diluted weighted average shares outstanding	27,428,877	27,080,015	27,337,360	26,980,480
Basic earnings per share	$0.16	$0.05	$0.08	$0.01
Diluted earnings per share	$0.16	$0.05	$0.08	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net income	$4,332	$1,286	$2,099	$244
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	354	327	1,061	980
Total other comprehensive income	$354	$327	$1,061	$980
Comprehensive income	$4,686	$1,613	$3,160	$1,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Cash flows from operating activities
Net income	$2,099	$244
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,145	10,728
Non-cash interest expense	2,219	3,560
Share-based compensation	1,923	4,105
Equity in net income of non-consolidated affiliate	(166)	(840)
Gain on disposal of fixed assets	(681)	(100)
Deferred taxes	350	32
Amortization of deferred actuarial pension losses	1,397	1,289
Loss on debt modification	598	—
Changes in assets and liabilities:
Accounts receivable	(2,828)	(3,157)
Inventories	(77,017)	(76,887)
Other assets	1,682	2,480
Accounts payable	55,150	(3,115)
Accrued expenses, pension and other liabilities	(9,109)	(16,644)
Total adjustments	$(16,337)	$(78,549)
Total cash used in operating activities	$(14,238)	$(78,305)
Cash flows from investing activities
Cash paid for fixed assets	$(10,304)	$(16,724)
Proceeds from sale of fixed assets	901	150
Total cash used in investing activities	$(9,403)	$(16,574)
Cash flows from financing activities
Borrowings under the revolving credit facility	$—	$45,000
Repayments under the senior term loan	(7,425)	(7,425)
Principal payments on finance leases	(1,147)	(854)
Cash paid for debt costs	(2,476)	(935)
Net cash received (paid) for exercises and employee taxes on vested restricted shares and stock option exercises	1,405	(3,568)
Proceeds from exercises of warrants	—	4,240
Total cash (used in) provided by financing activities	$(9,643)	$36,458
Change in cash and cash equivalents	(33,284)	(58,421)
Cash and cash equivalents, beginning of period	44,507	70,959
Cash and cash equivalents, end of period	$11,223	$12,538

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$8,855	$6,616
Income tax paid (received), net of tax refunds	52	(1,668)
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$400	$(3,613)
Cashless exercise of stock options	—	5,246
Right-of-use assets obtained in exchange for finance lease obligations	—	1,942
Right-of-use assets obtained in exchange for operating lease obligations	107	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, April 3, 2021	27,153,872	$3	$91,078	—	$—	$(57,690)	$(35,697)	1,782,568	$(50,282)	$(52,588)
Stock option activity	50,563	—	794	—	—	—	—	—	—	794
Share-based compensation expense	—	—	297	—	—	—	—	—	—	297
Net income	—	—	—	—	—	—	4,332	—	—	4,332
Other comprehensive income, net of tax	—	—	—	—	—	354	—	—	—	354
Balance, July 3, 2021	27,204,435	$3	$92,169	—	$—	$(57,336)	$(31,365)	1,782,568	$(50,282)	$(46,811)

Balance, April 4, 2020	27,027,272	$3	$87,408	—	$—	$(55,501)	$(46,691)	1,782,568	$(50,282)	$(65,063)
Restricted stock activity	—	—	(255)	—	—	—	—	—	—	(255)
Stock option activity	21,132	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,777	—	—	—	—	—	—	1,777
Net income	—	—	—	—	—	—	1,286	—	—	1,286
Other comprehensive income, net of tax	—	—	—	—	—	327	—	—	—	327
Balance, July 4, 2020	27,048,404	$3	$88,930	—	$—	$(55,174)	$(45,405)	1,782,568	$(50,282)	$(61,928)

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(517)	—	—	—	—	—	—	(517)
Stock option activity	119,627	—	1,922	—	—	—	—	—	—	1,922
Share-based compensation expense	—	—	1,854	—	—	—	—	—	—	1,854
Net income	—	—	—	—	—	—	2,099	—	—	2,099
Other comprehensive income, net of tax	—	—	—	—	—	1,061	—	—	—	1,061
Balance, July 3, 2021	27,204,435	$3	$92,169	—	$—	$(57,336)	$(31,365)	1,782,568	$(50,282)	$(46,811)

Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Warrant exercises	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	94,724	—	(1,623)	—	—	—	—	—	—	(1,623)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	3,987	—	—	—	—	—	—	3,987
Net income	—	—	—	—	—	—	244	—	—	244
Other comprehensive income, net of tax	—	—	—	—	—	980	—	—	—	980
Balance, July 4, 2020	27,048,404	$3	$88,930	—	$—	$(55,174)	$(45,405)	1,782,568	$(50,282)	$(61,928)

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

COVID-19

Beginning at the end of our second quarter of fiscal year 2020 and continuing through the third quarter of fiscal year 2021, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic significantly impacted our financial results for the second half of fiscal year 2020, which continued throughout the first nine months of fiscal year 2021, causing, among other matters, lower customer orders for both buses and bus parts, supply disruptions, higher rates of absenteeism among our hourly production workforce and a temporary shutdown of manufacturing in April 2020, March 2021, and May 2021. The continuing development and fluidity of the pandemic and its trailing impact precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the pandemic would likely have a material adverse impact on our financial results.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. Fiscal year 2021, which ends on October 2, 2021, consists of 52 weeks while fiscal year 2020, which ended on October 3, 2020, consisted of 53 weeks. The third quarters of fiscal years 2021 and 2020 both included 13 weeks. The nine month periods in fiscal years 2021 and 2020 included 39 and 40 weeks, respectively.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 3, 2021.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	July 3, 2021	October 3, 2020
Raw materials	$94,173	$43,272
Work in process	33,755	8,989
Finished goods	5,612	4,262
Total inventories	$133,540	$56,523

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Balance at beginning of period	$19,181	$21,398	$21,374	$22,343
Add current period accruals	2,040	1,947	4,932	6,076
Current period reductions of accrual	(2,441)	(2,517)	(7,526)	(7,591)
Balance at end of period	$18,780	$20,828	$18,780	$20,828
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Balance at beginning of period	$20,724	$22,948	$22,588	$24,045
Add current period deferred income	1,921	1,769	4,421	5,058
Current period recognition of income	(2,137)	(2,672)	(6,501)	(7,058)
Balance at end of period	$20,508	$22,045	$20,508	$22,045

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $2.2 million of the outstanding contract liability during the remainder of fiscal 2021, $7.3 million in fiscal 2022, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	July 3, 2021	October 3, 2020
Current portion	$2,675	$2,993
Long-term portion	1,813	1,962
Total accrued self-insurance	$4,488	$4,955

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.3 million and $3.9 million for the three months ended July 3, 2021 and July 4, 2020, respectively, and $9.2 million and $11.5 million for the nine months ended July 3, 2021 and July 4, 2020, respectively. The related cost of goods sold was $2.9 million and $3.4 million for the three months ended July 3, 2021 and July 4, 2020, respectively, and $8.0 million and $10.0 million for the nine months ended July 3, 2021 and July 4, 2020, respectively.

Pension Expense

Components of net periodic pension benefit cost were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Interest cost	$1,057	$1,237	$3,171	$3,711
Expected return on plan assets	(1,944)	(1,846)	(5,832)	(5,538)
Amortization of prior loss	466	430	1,397	1,289
Net periodic benefit cost	$(421)	$(179)	$(1,264)	$(538)
Amortization of prior loss, recognized in other comprehensive income	466	430	1,397	1,289
Total recognized in net periodic pension benefit cost and other comprehensive income	$(887)	$(609)	$(2,661)	$(1,827)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range whereby we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. During the nine months ended July 3, 2021, the three month LIBOR rate fell below the established floor, which required $1.4 million in total cash payments to the counterparty. Additionally, $0.5 million was paid in the first quarter of fiscal year 2021 for amounts owed to the counterparty that were accrued in the fourth quarter of fiscal 2020.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At July 3, 2021, the fair value of the interest rate collar contract was $(2.5) million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

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

During the Limited Availability Period, the Borrower is required to prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceed $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semi-monthly basis. Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period may not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implements a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

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

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	July 3, 2021	October 3, 2020
2023 term loan, net of deferred financing costs of $2,307 and $2,246, respectively	$166,618	$174,104
Less: current portion of long-term debt	13,613	9,900
Long-term debt, net of current portion	$153,005	$164,204

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At July 3, 2021 and October 3, 2020, $168.9 million and $176.4 million, respectively, were outstanding on the term loans.

At July 3, 2021 and October 3, 2020, the stated interest rates on the term loans were 4.0% and 3.5%, respectively. At July 3, 2021 and October 3, 2020, the weighted-average annual effective interest rates for the term loans were 6.0% and 4.1%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At July 3, 2021, $6.9 million of Letters of Credit were outstanding, which reduces the availability on the revolving line of credit. No borrowings were outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $93.1 million on the revolving line of credit.

Interest expense on all indebtedness was $2.8 million and $2.4 million for the three months ended July 3, 2021 and July 4, 2020, respectively, and $7.1 million and $10.0 million for the nine months ended July 3, 2021 and July 4, 2020, respectively.

The schedule of remaining principal payments through maturity for total debt is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2021	$2,475
2022	14,850
2023	151,600
Total remaining principal payments	$168,925

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items that are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the forecast pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily in the United States. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act (the "Act") into law. While the Act has broad income tax implications for many companies stemming from COVID-19 relief and various tax extenders, it did not have a material impact on our reported income tax accounts.

The guidance for accounting for uncertainty in income taxes requires that a determination be made regarding whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, which is the threshold required for recognition of the tax position in the financial statements. As of October 2, 2020, there were no amounts recorded in the consolidated financial statements for gross unrecognized tax benefits. During the three months ended July 3, 2021, management obtained additional information that resulted in a conclusion that certain tax positions previously recognized in specific prior year financial statements may be subject to adjustment in conjunction with an examination. Accordingly, such determination resulted in the derecognition of these tax positions during the third quarter of fiscal year 2021, resulting in gross unrecognized tax benefits of $0.5 million as of July 3, 2021. These tax positions would impact the Company's effective tax rate in future periods if subsequently recognized. The Company recognizes accrued interest and penalties related to unrecognized tax positions in income tax expense, with such accrual totaling $0.3 million as of July 3, 2021. The Company's liability arising from uncertain tax positions ("UTPs"), including accrued interest and penalties, is recorded in other liabilities in the Condensed Consolidated Balance Sheets.

Three Months

The effective tax rate for the three months ended July 3, 2021 was 33.2%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax expense resulting from recording a liability for UTPs, including accrued interest and penalties, that was partially offset by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments.

The effective tax rate for the three months ended July 4, 2020 was 70.1%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax expense from prior year tax return adjustments and normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Nine Months

The effective tax rate for the nine months ended July 3, 2021 was 31.5%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments that were partially offset by discrete period tax expense resulting from recording a liability for UTPs, including accrued interest and penalties.

The effective tax rate for the nine months ended July 4, 2020 was 38.8%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to a net discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At July 3, 2021, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At July 3, 2021, we had a $3.0 million guarantee outstanding that relates to a guarantee of dealer indebtedness for a term loan with remaining maturity up to 1.5 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At July 3, 2021, $0.2 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

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

Net sales
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Bus (1)	$181,735	$180,592	$449,876	$554,061
Parts (1)	14,924	8,589	41,915	43,749
Segment net sales	$196,659	$189,181	$491,791	$597,810

(1) Parts segment revenue includes $0.9 million and $0.8 million for the three months ended July 3, 2021 and July 4, 2020, respectively, and $2.9 million and $3.2 million for the nine months ended July 3, 2021 and July 4, 2020, respectively, related to inter-segment sales of parts that were eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Bus	$20,471	$18,079	$43,265	$50,884
Parts	5,688	3,003	15,855	15,667
Segment gross profit	$26,159	$21,082	$59,120	$66,551

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Segment gross profit	$26,159	$21,082	$59,120	$66,551
Adjustments:
Selling, general and administrative expenses	(18,073)	(17,793)	(50,124)	(58,146)
Interest expense	(2,805)	(2,406)	(7,069)	(9,961)
Interest income	—	27	1	27
Other income, net	426	181	1,491	555
Loss on debt modification	—	—	(598)	—
Income (loss) before income taxes	$5,707	$1,091	$2,821	$(974)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
United States	$179,850	$175,433	$436,286	$544,176
Canada	15,072	13,429	49,257	49,331
Rest of world	1,737	319	6,248	4,303
Total net sales	$196,659	$189,181	$491,791	$597,810

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Diesel buses	$76,753	$88,299	$212,578	$278,698
Alternative power buses (1)	95,877	80,975	214,133	245,766
Other (2)	9,495	11,583	24,240	30,931
Parts	14,534	8,324	40,840	42,415
Net sales	$196,659	$189,181	$491,791	$597,810

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas "CNG", electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Numerator:
Net income	$4,332	$1,286	$2,099	$244

Denominator:
Weighted-average common shares outstanding	27,172,162	27,027,731	27,116,915	26,784,404
Weighted-average dilutive securities, restricted stock	121,399	50,769	144,835	135,792
Weighted-average dilutive securities, stock options	135,316	1,515	75,610	60,284
Weighted-average shares and dilutive potential common shares (1)	27,428,877	27,080,015	27,337,360	26,980,480

Earnings per share:
Basic earnings per share	$0.16	$0.05	$0.08	$0.01
Diluted earnings per share	$0.16	$0.05	$0.08	$0.01

(1) Potentially dilutive securities representing 0.0 million and 0.4 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ending July 3, 2021 and July 4, 2020, respectively, and potentially dilutive securities representing 0.1 million and 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for the nine months ending July 3, 2021 and July 4, 2020, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
July 3, 2021
Beginning Balance	$(57,690)	$(57,690)	$(58,397)	$(58,397)
Amounts reclassified and included in earnings	466	466	1,397	1,397
Total before taxes	466	466	1,397	1,397
Income taxes	(112)	(112)	(336)	(336)
Ending Balance July 3, 2021	$(57,336)	$(57,336)	$(57,336)	$(57,336)

July 4, 2020
Beginning Balance	$(55,501)	$(55,501)	$(56,154)	$(56,154)
Amounts reclassified and included in earnings	430	430	1,289	1,289
Total before taxes	430	430	1,289	1,289
Income taxes	(103)	(103)	(309)	(309)
Ending Balance July 4, 2020	$(55,174)	$(55,174)	$(55,174)	$(55,174)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation ("Blue Bird" or the "Company") should be read in conjunction with the Company’s unaudited financial statements for the three and nine months ended July 3, 2021 and July 4, 2020 and related notes appearing in Part I, Item 1 of this Quarterly Report of Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

We refer to the fiscal year ending October 2, 2021 as "fiscal 2021" and fiscal year ended October 3, 2020 as “fiscal 2020." We refer to the quarter ended July 3, 2021 as the “third quarter of fiscal 2021” and we refer to the quarter ended July 4, 2020 as the “third quarter of fiscal 2020.”

Fiscal year 2021 consists of 52 weeks while fiscal year 2020 consisted of 53 weeks. The third quarters of fiscal 2021 and 2020 both included 13 weeks. The nine month periods in fiscal 2021 and 2020 included 39 and 40 weeks, respectively.

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

COVID-19 Impact

Beginning in our second fiscal quarter of 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued throughout the second half of fiscal 2020 and into the first three quarters of fiscal 2021, and may continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, management took decisive actions including closing our manufacturing facilities for two weeks in April 2020 and implementing stringent safety protocols, including administering COVID-19 testing for all manufacturing and office employees and requesting office employees to work from home. Management also decided to cease production for a full week in each of March and May 2021 due to supply chain disruptions that resulted in a shortage of critical components. Additionally, management closely monitors the expected receipt of critical components on a daily basis and has had to cease part or all of production for shorter periods of time as a result of supply shortages.

These temporary closures of our manufacturing facility did not materially impact our operations during the first and second quarters of fiscal 2021 as we did not need to operate at full capacity to fill sales orders. However, such supply chain disruptions did significantly impact our operations and results during the third quarter of fiscal 2021 as a result of higher freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fill sales orders. Specifically, management estimates that the sale of over 500 units was deferred from the third quarter of fiscal 2021 into subsequent quarters as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during the quarter. Including these units, the Company's backlog exceeded 3,900 units as of July 3, 2021 as demand for our products remains strong, with no sales orders canceled as a result of delays in our production process. The Company has also experienced increased purchase costs for certain of its raw materials during the pandemic that have negatively impacted the gross profit it recognized on sales during the nine months ended July 3, 2021. However, in July 2021, the Company announced two sales price increases that will apply to new sales orders and are intended to mitigate the impact of rising purchase costs on our operations and results. In general, management believes that such supply chain disruptions will continue in future periods and will materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

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

The continuing impacts from COVID-19 on the Company's operations in the first three quarters of fiscal 2021 negatively affected our revenue and profit. We continue to monitor and assess the level of future customer demand, the ability of school boards to make decisions regarding reinstating normal in-person learning in the foreseeable future, the ability of suppliers to resume and maintain operations, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for the remainder of fiscal 2021 and beyond. A prolonged economic downturn could have a material adverse impact on our sales and financial results beyond fiscal 2021. See PART I, Item 1.A. "Risk Factors," of our 2020 Form 10-K, filed with the SEC on December 17, 2020, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2020 Form 10-K, filed with the SEC on December 17, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended July 3, 2021.

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
•Seasonality. Historically, our sales have been subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters were typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, when coupled with its impact on supply chains, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.

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
•Other income, net. This primarily includes periodic pension expense as well as other amounts not associated with our operating results.
•Equity in net income of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

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

Consolidated Results of Operations for the Three Months Ended July 3, 2021 and July 4, 2020:

	Three Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Net sales	$196,659	$189,181
Cost of goods sold	170,500	168,099
Gross profit	$26,159	$21,082
Operating expenses
Selling, general and administrative expenses	18,073	17,793
Operating profit	$8,086	$3,289
Interest expense	(2,805)	(2,406)
Interest income	—	27
Other income, net	426	181
Income before income taxes	$5,707	$1,091
Income tax expense	(1,892)	(765)
Equity in net income of non-consolidated affiliate	517	960
Net income	$4,332	$1,286
Other financial data:
Adjusted EBITDA	$13,161	$12,481
Adjusted EBITDA margin	6.7%	6.6%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	July 3, 2021	July 4, 2020
Bus	$181,735	$180,592
Parts	14,924	8,589
Total	$196,659	$189,181

Gross Profit by Segment
Bus	$20,471	$18,079
Parts	5,688	3,003
Total	$26,159	$21,082

Net sales. Net sales were $196.7 million for the third quarter of fiscal 2021, an increase of $7.5 million, or 4.0%, compared to $189.2 million for the third quarter of fiscal 2020. The increase in net sales is primarily attributed to increased volumes in both bus and parts sales.

Bus sales increased $1.1 million, or 0.6%, reflecting an increase in units booked, which was partially offset by lower sales prices per unit. In the third quarter of fiscal 2021, 2,024 units were booked compared to 1,948 units booked for the same period in fiscal 2020. The increase is mainly attributed to more schools offering, or expecting to offer, in-person learning in 2021 compared to 2020, when most schools were conducting learning remotely due to the COVID-19 pandemic. The 3.1% decrease in unit price for the third quarter of fiscal 2021 compared to the same period in fiscal 2020 mainly reflects product and customer mix changes.

Parts sales increased $6.3 million, or 73.8%, for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. This increase is primarily attributed to more schools offering in-person learning in 2021 compared to 2020, which increased school bus units in operation and thus increased bus repair and maintenance activities.

Cost of goods sold. Total cost of goods sold was $170.5 million for the third quarter of fiscal 2021, an increase of $2.4 million, or 1.4%, compared to $168.1 million for the third quarter of fiscal 2020. As a percentage of net sales, total cost of goods sold improved from 88.9% to 86.7%.

Bus segment cost of goods sold decreased $1.2 million, or 0.8%, for the third quarter of fiscal 2021 compared to the same period in fiscal 2020. The average cost of goods sold per unit for the third quarter of fiscal 2021 was 4.5% lower compared to the third quarter of fiscal 2020 due to decreases in manufacturing costs from several COVID-19 related factors including improved absenteeism among our hourly workforce and manufacturing efficiencies. The decreases in manufacturing costs per unit were partially offset by an increase in the volume of units produced and sold, driven by increased in-person learning in 2021 compared to 2020.

The $3.7 million, or 65.3%, increase in parts segment cost of goods sold for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 largely aligned with the increase in sales volume noted above, with slight variation due to product and channel mix.

Operating profit. Operating profit was $8.1 million for the third quarter of fiscal 2021, an increase of $4.8 million, compared to operating profit of $3.3 million for the third quarter of fiscal 2020. Profitability was positively impacted by an increase of $5.1 million in gross profit as outlined in the revenue and cost of goods sold discussion. This was partially offset by an increase of $0.3 million in selling, general and administrative expenses.

Interest expense. Interest expense was $2.8 million for the third quarter of fiscal 2021, an increase of $0.4 million, or 16.6%, compared to $2.4 million for the third quarter of fiscal 2020. The increase was primarily attributable an increase in the stated term loan interest rate from 2.8% at July 4, 2020 to 4% at July 3, 2021.

Income taxes. We recorded income tax expense of $1.9 million for the third quarter of fiscal 2021, compared to income tax expense of $0.8 million for the same period in fiscal 2020.

The effective tax rate for the three month period ended July 3, 2021 was 33.2%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax expense resulting from recording a liability for UTPs, including accrued interest and penalties, that was partially offset by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments.

The effective tax rate for the three month period ended July 4, 2020 was 70.1%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax expense from prior year tax return adjustments and normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $13.2 million, or 6.7% of net sales, for the third quarter of fiscal 2021, an increase of $0.7 million, or 5.4%, compared to $12.5 million, or 6.6% of net sales, for the third quarter of fiscal 2020. The increase in Adjusted EBITDA primarily results from an increase of $5.1 million in gross profit, as outlined in the revenue and cost of goods sold discussion. This was largely offset by lower adjustments for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, particularly in depreciation, amortization, and disposals, and share-based compensation.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Net income	$4,332	$1,286
Adjustments:
Interest expense, net (1)	2,887	2,466
Income tax expense	1,892	765
Depreciation, amortization, and disposals (2)	2,851	3,861
Operational transformation initiatives	14	339
Share-based compensation	328	1,808
Product redesign initiatives	641	1,071
Restructuring charges	—	364
Costs directly attributed to the COVID-19 pandemic (3)	216	521
Adjusted EBITDA	$13,161	$12,481
Adjusted EBITDA margin (percentage of net sales)	6.7%	6.6%

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
(3) Primarily represents costs incurred for third party cleaning services and personal protective equipment for our employees.

Consolidated Results of Operations for the Nine Months Ended July 3, 2021 and July 4, 2020:

	Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Net sales	$491,791	$597,810
Cost of goods sold	432,671	531,259
Gross profit	$59,120	$66,551
Operating expenses
Selling, general and administrative expenses	50,124	58,146
Operating profit	$8,996	$8,405
Interest expense	(7,069)	(9,961)
Interest income	1	27
Other income, net	1,491	555
Loss on debt extinguishment	(598)	—
Income (loss) before income taxes	$2,821	$(974)
Income tax (expense) benefit	(888)	378
Equity in net income of non-consolidated affiliate	166	840
Net income	$2,099	$244
Other financial data:
Adjusted EBITDA	$26,484	$32,778
Adjusted EBITDA margin	5.4%	5.5%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	July 3, 2021	July 4, 2020
Bus	$449,876	$554,061
Parts	41,915	43,749
Total	$491,791	$597,810

Gross Profit by Segment
Bus	$43,265	$50,884
Parts	15,855	15,667
Total	$59,120	$66,551

Net sales. Net sales were $491.8 million for the nine months ended July 3, 2021, a decrease of $106.0 million, or 17.7%, compared to $597.8 million for the nine months ended July 4, 2020. The decrease in net sales is attributed to the COVID-19 pandemic which caused an increase in remote learning arrangements during the majority of the 2020/2021 school year, which significantly impacted our operations as a result of the reduced demand for new school buses and parts.

Bus sales decreased $104.2 million, or 18.8%, primarily due to a decrease in units booked and partially offset by higher sales prices per unit. In the nine months ended July 3, 2021, 4,768 units were booked compared to 6,002 units booked for the same period in fiscal 2020. The decrease is mainly attributed to lower orders due to the uncertainties caused by the COVID-19 pandemic and production limitations caused by supply chain shortages. The average net sales price per unit for the nine months ended July 3, 2021 was 2.2% higher than the price per unit for the nine months ended July 4, 2020. The increase in unit price mainly reflects pricing actions taken by management to partially offset increases in commodity costs, as well as product and customer mix changes.

Parts sales decreased $1.8 million, or 4.2%, for the nine months ended July 3, 2021 compared to the nine months ended July 4, 2020, as we had lower sales volume, mainly from lower school bus units in operation which reduced bus repair and maintenance activities. The lower units in operation results from school schedule changes and increased remote learning arrangements caused by the COVID-19 pandemic.

Cost of goods sold. Total cost of goods sold was $432.7 million for the nine months ended July 3, 2021, a decrease of $98.6 million, or 18.6%, compared to $531.3 million for the nine months ended July 4, 2020. As a percentage of net sales, total cost of goods sold improved from 88.9% to 88.0%.

Bus segment cost of goods sold decreased $96.6 million, or 19.2%, for the nine months ended July 3, 2021 compared to the nine months ended July 4, 2020, which aligned with the decrease in sales volume noted above. The average cost of goods sold per unit for the nine months ended July 3, 2021 was 1.7% higher compared to the nine months ended July 4, 2020 due to increases in manufacturing costs from several COVID-19 related factors including absenteeism among our hourly workforce and supply disruptions, each of which created manufacturing inefficiencies and higher costs.

The $2.0 million, or 7.2%, decrease in parts segment cost of goods sold for the nine months ended July 3, 2021 compared to the nine months ended July 4, 2020 largely aligned with the decrease in sales volume noted above, with slight variation due to product and channel mix.

Operating profit. Operating profit was $9.0 million for the nine months ended July 3, 2021, an increase of $0.6 million compared to an operating profit of $8.4 million for the nine months ended July 4, 2020. Profitability was negatively impacted by a decrease of $7.4 million in gross profit as outlined in the revenue and cost of goods sold discussion. This was offset by a decrease of $8.0 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense was $7.1 million for the nine months ended July 3, 2021, a decrease of $2.9 million, or 29.0%, compared to $10.0 million for the nine months ended July 4, 2020. The decrease was primarily attributable to a $3.0 million net increase in the fair value of the interest rate collar (a liability balance) recorded in interest expense in the nine months ended July 4, 2020 with the corresponding activity recorded in the nine months ended July 3, 2021 netting to an immaterial amount.

Loss on debt modification. Loss on debt modification was $(0.6) million for the nine months ended July 3, 2021. The amount is related to the execution of the third amendment to the Credit Agreement on December 4, 2020 for which we paid $2.5 million in lender fees and other issuance costs. Of the fees and issuance costs, only $2.0 million could be capitalized with the remainder, $0.5 million, expensed in the period incurred. In addition, $0.1 million in previously capitalized lender fees and other issuance costs capitalized in prior periods were expensed during the first quarter of fiscal 2021 in conjunction with executing the third amendment.

Income taxes. Income tax expense was $0.9 million for the nine months ended July 3, 2021, compared to income tax benefit of $0.4 million for the same period in fiscal 2020. The increase is primarily due to reporting pre-tax income of $2.8 million for the nine months ended July 3, 2021, compared to pre-tax loss of $(1.0) million for the same period in fiscal 2020.

The effective tax rate for the nine months ended July 3, 2021 was 31.5%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments that were partially offset by discrete period tax expense resulting from recording a liability for UTPs, including accrued interest and penalties.

The effective tax rate for the nine months ended July 4, 2020 was 38.8%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, such as the benefit from federal and state tax credits (net of valuation allowance), which were partially offset by net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $26.5 million, or 5.4% of net sales, for the nine months ended July 3, 2021, a decrease of $6.3 million, or 19.2%, compared to $32.8 million, or 5.5% of net sales, for the nine months ended July 4, 2020. The decrease in Adjusted EBITDA is primarily the result of a decrease of $7.4 million in gross profit, mainly from lower sales volumes due the COVID-19 pandemic and higher manufacturing costs, as well as reductions in certain adjustment balances such as operational transformation initiatives and share-based compensation expense. These decreases were partially offset by lower adjusted selling, general and administrative expenses due to actions taken to control spending during the pandemic.

The following table sets forth a reconciliation of net income to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Net income	$2,099	$244
Adjustments:
Interest expense, net (1)	7,321	10,213
Income tax expense (benefit)	888	(378)
Depreciation, amortization, and disposals (2)	10,118	11,215
Operational transformation initiatives	222	3,218
Loss on debt modification	598	—
Share-based compensation	1,923	4,105
Product redesign initiatives	1,908	3,163
Restructuring charges	494	364
Costs directly attributed to the COVID-19 pandemic (3)	913	628
Other	—	6
Adjusted EBITDA	$26,484	$32,778
Adjusted EBITDA margin (percentage of net sales)	5.4%	5.5%

(1) Includes $0.3 million for both fiscal periods representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.6 million and $0.5 million for the nine months ended July 3, 2021 and July 4, 2020, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At July 3, 2021, the Company had $11.2 million of available cash (net of outstanding checks) and $93.1 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

During the Limited Availability Period, the Borrower is required to prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceed $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semi-monthly basis. Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period may not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implements a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

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

At July 3, 2021, the Borrower (as defined, Blue Bird Body Company, a subsidiary of the Company) and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions.

The continuing adverse impacts from the COVID-19 pandemic materially impacted our results in the first three quarters of fiscal 2021, causing lower customer orders for both buses and parts, supply disruptions, and higher rates of absenteeism among our hourly production workforce. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the continuing pandemic would likely have a material adverse impact on our financial results. See PART I, Item 1.A. "Risk Factors," of our 2020 Form 10-K, filed with the SEC on December 17, 2020, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

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

Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters being our two busiest quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have been, and are likely to continue to be, impacted by the seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter and a significant source of cash generation in the fourth fiscal quarter, with planned shutdowns during our first fiscal quarter. With the COVID-19 pandemic impact on school systems and the uncertainty surrounding in-person schooling schedules and duration, when coupled with its impact on supply chains, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Cash and cash equivalents at beginning of period	$44,507	$70,959
Total cash used in operating activities	(14,238)	(78,305)
Total cash used in investing activities	(9,403)	(16,574)
Total cash (used in) provided by financing activities	(9,643)	36,458
Change in cash and cash equivalents	$(33,284)	$(58,421)
Cash and cash equivalents at end of period	$11,223	$12,538

Total cash used in operating activities

Cash flows used in operating activities totaled $14.2 million for the nine months ended July 3, 2021, as compared to $78.3 million for the nine months ended July 4, 2020. The $64.1 million decrease in cash used was primarily attributed to a positive $66.0 million difference (source of cash) from the impacts of changes in working capital and accrued expenses between fiscal periods.

Total cash used in investing activities

Cash flows used in investing activities totaled $9.4 million for the nine months ended July 3, 2021, as compared to $16.6 million for the nine months ended July 4, 2020. The $7.2 million decrease was due to a reduction of spending on manufacturing assets and a delay of certain projects due to the COVID-19 pandemic.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $9.6 million for the nine months ended July 3, 2021, as compared to $36.5 million of cash flows provided by financing activities for the nine months ended July 4, 2020. The $46.1 million decrease between fiscal periods was primarily attributed to a $45.0 million decrease in cash borrowings under the revolving credit facility and a $1.5 million increase in cash paid for debt costs.

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

	Nine Months Ended
(in thousands of dollars)	July 3, 2021	July 4, 2020
Net cash used in operating activities	$(14,238)	$(78,305)
Cash paid for fixed assets	(10,304)	(16,724)
Free cash flow	$(24,542)	$(95,029)

Free cash flow for the nine months ended July 3, 2021 was $70.5 million higher than the nine months ended July 4, 2020, due to a $64.1 million decrease in cash used in operating activities and a decrease of $6.4 million in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.9 million at July 3, 2021, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at July 3, 2021 which relates to a guarantee of indebtedness for a term loan issued by a Company dealer with a remaining maturity up to 1.5 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Bylaws of Blue Bird Corporation (incorporated by reference to the Company’s Form S-1, filed with the SEC on December 20, 2013).

10.1*	Transition Agreement dated June 22, 2021, between Philip Horlock and Blue Bird Corporation, together with related Consulting Agreement.

10.2*	Employment Agreement effective July 1, 2021, between Matthew Stevenson and Blue Bird Corporation.

10.3*	Retirement Agreement dated June 22, 2021, between Tom Roberts and Blue Bird Corporation.

10.4*	Offer letter dated May 20, 2021 between Phillip Tighe and Blue Bird Corporation.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Blue Bird Corporation

Dated:	August 12, 2021	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 12, 2021	/s/ Phillip Tighe
Phillip Tighe
Chief Financial Officer