Form 10-K
period 2021-10-02
Blue Bird Corp
filed 2021-12-15
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2021

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

At April 3, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $461.2 million based on the closing sales price of $26.75 as reported on The NASDAQ Global Market on April 1, 2021. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 10, 2021, there were 27,280,400 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation shall be referred to as "Blue Bird," the "Company," "we," "our" or "us," and includes its consolidated subsidiaries.

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

The following discussion of our business describes the business historically operated by School Bus Holdings and its subsidiaries under the “Blue Bird” name as an independent enterprise prior to the Business Combination and as subsidiaries of Blue Bird Corporation (formerly Hennessy Capital Acquisition Corp.) after the Business Combination.

The periodic reports filed by us with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website: http://investors.blue-bird.com. This includes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports. Section 16 filings made with the SEC by any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. Our reports filed with the SEC may also be found at the SEC’s website at www.sec.gov. The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “BLBD.”

The corporate governance information on our website includes our Corporate Governance Principles, Code of Conduct and Ethics and the Charters for each of the Committees of our Board of Directors. Any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.

In addition to the information contained in this Annual Report on Form 10-K for the fiscal year ended October 2, 2021 (“2021 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding content on our website is for convenience only and is not deemed to be incorporated by reference into this Report or filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 585,000 buses sold since our formation in 1927.

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

Throughout this Report, we refer to the fiscal year ended October 2, 2021 as “fiscal 2021,” the fiscal year ended October 3, 2020 as “fiscal 2020” and the fiscal year ended September 28, 2019 as “fiscal 2019.” There were 52 weeks in fiscal 2021 and fiscal 2019, and there were 53 weeks in fiscal 2020.

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of both competitiveness and manufacturing flexibility, and lowering our cost of capital, as described below:

1.Alternative Power Initiatives — We believe Blue Bird is the clear leader in alternative powered school buses (defined as buses that do not operate on diesel fuel) and we continue to introduce new products to support growing consumer demand for these products.

•Propane — In fiscal 2012, we entered into our exclusive relationship with Ford Motor Company and Roush Clean Tech to offer propane powered Type C school buses. We have continued to lead the industry with this offering.
◦We launched the industry’s first .05g/bhp-hr nitrogen oxide ("NOx") propane engine in fiscal 2017. This engine operates four times cleaner than the current emission standard and is significantly better for the environment than competitors' published offerings.
◦We launched the industry’s first .02g/bhp-hr NOx propane engine in August 2018. This engine complies with Ultra Low NOx classification and has an emissions level at 10% of the current standard and competitive offerings.

•Compressed Natural Gas ("CNG") — Blue Bird was the first Original Equipment Manufacturer ("OEM") to introduce a CNG powertrain for the Rear Engine Type D bus using Cummins Westport technology. In 2016, we launched a new CNG product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system to provide CNG in a Type C bus.

•Electric — Blue Bird is the first major school bus manufacturer to market, and presently the clear leader in, electric bus sales among all major OEMs. We have partnered with Cummins, one of our long-standing engine suppliers, to design and develop our electric vehicle offering. We offer electric solutions in both our Type C and Type D buses and commenced delivery to customers in fiscal 2018. With demand and interest growing quickly, we have taken, and will continue to take, actions to expand our electric vehicle production capacity.

•Gasoline — In fiscal 2016, we re-introduced gasoline engines in school buses, again using a Ford engine and transmission and a Roush Clean Tech fuel delivery. This product has been successful and continues to grow the Blue Bird customer base.

2.Diesel — Blue Bird works closely with Cummins on diesel engines, which continue to be the power source for the majority of school buses sold.

3.Product Initiatives — We continue to update and improve our products.

•During fiscal 2021, we successfully launched the all-new, Ford 7.3L V8 engine in our gasoline and propane powered offerings.

4.Manufacturing and Process Initiatives — We have commenced a number of initiatives to continue to build customer loyalty, reduce costs, and enhance competitiveness.

•We launched our state-of-the-art 60,000 square foot paint facility in July 2019. Using robotic technology, the paint facility is designed to paint a bus three times faster than can be done manually, with a higher paint transfer rate and consistent, outstanding coverage. In keeping with Blue Bird's going green, the facility features a zero-to-landfill design. All paint over spray is captured, dried and sent to a power generation plant to be used as fuel.

•We contracted with industry leaders to revise our production techniques in our plant. The result was a material increase in our electric powered bus capacity and the ability to transition to one operating shift from two, and still meet demand for the production of our buses during our peak manufacturing times. The single-shift operation was successfully run throughout fiscal 2021.

•We commenced an initiative with industry leaders to make structural reductions in cost on existing and future products to enhance our cost competitiveness.

5.Access to Capital — We refinanced our term debt on substantially better terms in December 2016 (the "Credit Agreement"). Since then, the Credit Agreement has been amended on four different occasions and as of the date of this filing, provides total revolving commitments of $110.0 million. Additional details and discussion of these amendments can be found in the "Liquidity and Capital Resources" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The $75.0 million of net proceeds that we received from this transaction may be used for working capital and other general corporate purposes, which may include acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 19, Subsequent Events, to the Company’s consolidated financial statements for additional information regarding this transaction.

Additionally, on November 16, 2021, we filed a Registration Statement on Form S-3 that allows the Company to sell up to $200.0 million in the aggregate of any combination of common stock, preferred stock, warrants, debt securities and/or units from time to time in one or more offerings.

Our management believes that Blue Bird is in a leading position in the industry due to our range of alternative power offerings and our strong diesel offering. We believe that our alternative power options will continue to capture market share in the industry as customers realize benefits on the total cost of ownership and as the adoption of green technology gains traction. Furthermore, we believe that our product, process, and manufacturing initiatives are appropriately aligned with our long-term objectives.

As a result of the concentration of Blue Bird’s sales in the school bus industry in the United States of America ("U.S.") and Canada, our operations are affected by national, state, and local economic and political factors that impact spending for public and, to a lesser extent, private education. Unlike the discretionary portion of school budgets, the offering of school bus services is typically viewed as a mandatory part of the public infrastructure across the U.S. and Canada, ensuring that funding for new school buses receives some level of priority in all economic climates. All 50 States, the District of Columbia, and the 13 Canadian Provinces have fleets of school buses in operation.

Bus Segment

Our buses are sold through an extensive network of 50 U.S. and Canadian dealers that, in their territories, are exclusive to our Company on Type C and Type D school buses. We also sell directly to major fleet operators, the U.S. Government, state governments and authorized dealers in a number of foreign countries.

In fiscal 2021, we sold 6,679 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 94% of our buses sold in fiscal 2021 were sold through distributors and dealers. The Company holds no equity or control position in any of the distributors or dealers.

We design, engineer, manufacture, and sell three types of buses: (i) Type C school buses, (ii) Type D school buses, and (iii) specialty buses. Each of our Type C and Type D buses is manufactured and assembled on its own dedicated purpose-built chassis in Fort Valley, Georgia. Regardless of specifications, all school bus bodies that we manufacture include our signature 14-gauge one-piece steel bows roof system, complemented by a rugged and sturdy floor structure.
Specialty buses include school buses that are converted to suit applications required by the U.S. Government, state and local governments, and various customers for commercial and export markets.

The Blue Bird Micro Bird by Girardin Type A bus is produced through Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Girardin Minibus JV Inc. (“Micro Bird”), and is sold through our dealer network. This is a smaller bus than the Type C or Type D bus and is produced on a traditional chassis provided by either Ford or GM or on an electric chassis provided by a smaller supplier.

Parts Segment

Parts are key for routine maintenance, replacement of parts that are damaged in service, and replacement of parts that suffer from wear and tear throughout the useful life of the vehicle.

In fiscal 2021, parts sales represented 8.6% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 40 suppliers that ship directly to dealers and independent service centers.

Our 50 dealers have approximately 250 parts and service locations across the U.S. and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network.

At the end of fiscal 2021, service engineers had an average of over 25 years of experience with our Company and are strategically placed throughout the U.S. and Canada to better serve both dealers and end-customers. The network leverages our parts inventory, technical training, and online warranty network to address customer service needs.

Our Industry

The school bus serves a critical role in the U.S. and Canadian education systems. In normal non-pandemic years, approximately half of the U.S. student population rides a school bus. School buses are distinguished from other types of buses by design characteristics associated with increased safety as mandated by federal, state, and municipal regulations.

Our management has developed a forecasting model using R.L. Polk vehicle registration data, population of school age children forecasts from the National Center for Education Statistics and bus ridership data collected and published by School Transportation News. Our management utilizes this and other models to assess historical experience and to predict demand for school buses in future periods. The ability to purchase new buses to fulfill predicted demand, however, is based on the assumption that funds will be available through property taxes and other state and federal sources.

The U.S. and Canadian school bus industry for Type C and Type D buses has averaged approximately 30,800 unit sales annually between 1985 and 2021. Unit sales for fiscal 2021 are projected to be about 27,800, a decrease of 2.5% when compared with fiscal 2020, primarily due to a combination of school closures and supply chain constraints, both resulting from the COVID-19 pandemic.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

The low point in the industry occurred in 2011, at approximately 23,800 units, and was the result of the decline in the U.S. economy and, in particular, the collapse of the housing market in 2008 and 2009. Property taxes are the primary source of funds for school bus purchases and were impacted in the 2010-2011 period as a result of the substantial recession in the U.S. economy in general, and housing market in particular, preceding and during that period.

The school bus industry fully recovered from the downturn in 2010-2011 and from 2016 to 2019 had been operating at levels approximately 10% higher than the long-term average, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. In 2020, countermeasures taken to battle the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected the Type C and Type D school bus industry in 2020 and continued into the early part of 2021. However, demand for Type C and Type D school buses strengthened substantially throughout 2021 as COVID-19 vaccines were administered and many school jurisdictions returned to in-person learning environments. Nonetheless, the ongoing impact of the COVID-19 pandemic resulted in supply chain shortages for certain components, such as microchips and products containing resins, that are critical to the manufacture of school buses, which depressed sales during fiscal 2021, particularly in periods that have historically been higher volume months resulting from seasonality. We expect that for so long as these significant supply chain challenges continue, the Company could continue to struggle producing sufficient units to meet the strong current demand for school buses, thereby making historical seasonality unpredictable.

Our management believes, based on our models, that Type C and Type D school bus registrations will return to a similar level as has been experienced over recent pre-pandemic years (2016-2019) once the supply chain constraints are addressed. We believe that (i) since the start of the pandemic, the industry has been operating below its historical long-term average of approximately 30,800 unit sales per year, (ii) there are over 175,000 buses in the U.S. and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is increasing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts, which are projected to continue a recovery that began in 2012. Home prices have continued to climb during the pandemic as home-buyers have taken advantage of low mortgage rates and thus, put additional pressure on housing inventories. The forecast for continued appreciation in housing prices due to the national shortage of homes is expected to have a positive effect on property tax receipts in the near-term, and school transportation budgets are expected to directly benefit from larger municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service and (ii) an increased student population (based on information from the most recent National Center of Education Studies Projection of Education Statistics, we expect total student enrollment in the U.S. to increase by 2%, or 1 million students, from 2016 to 2028).

In addition to strong property tax collections, additional funding for school buses is being made available in connection with the Volkswagen ("VW") settlement with the U.S. Government in regard to emissions violations. Of the $14.7 billion in settlement funds, $2.9 billion was allocated to the VW Diesel Emissions Environmental Mitigation Trust for state government projects to reduce NOx output from ten categories; school buses are one of the ten categories. Nearly $440 million of the $2.9 billion has been awarded thus far and many more millions are under review by state agencies but are not yet publicly available. Of the $440 million awarded, approximately $160 million has been issued to school bus projects and several states are continuing and/or increasing their focus on similar projects. Given the historical trend and future projections, we expect as much as $1 billion in additional VW settlement funds may ultimately be allocated, or have a high probability of allocation, to the purchases of "cleaner running" school buses through 2028.
Beyond the VW funds, traditional grant programs are expected to continue, including the U.S Environmental Protection Agency ("EPA") National Clean Diesel Program and its various state versions. These are valuable programs for potential propane and CNG engine platform sales, as annual budgets for these programs usually range from $40.0 to $100.0 million. Additionally, in November 2020, the Bezos Earth Fund awarded a grant of $100 million, to be disbursed over a five-year period, to the World Resources Institute, a global research organization that focuses on climate initiatives, among others. A portion of this grant will be used to accelerate the adoption of zero emission school buses in the U.S.
Finally, in mid-November 2021, the U.S. Infrastructure Investment and Jobs Act ("IIJA") was signed into law. The IIJA allocates $5 billion of federal funds to help local school jurisdictions purchase alternative powered school buses over the next five years. Specifically, $2.5 billion of the funds are allocated for the purchase of electric powered buses, while the remaining $2.5 billion of funds are allocated for the purchase of other "cleaner running" school buses, a relatively broad category that generally includes buses that are powered by propane and CNG.
We believe our leadership in alternative power options, coupled with this external funding, provides a strong foundation to continue to increase sales of our propane, gasoline, CNG and electric powered bus platforms.
Our Competitive Strengths

We believe that our competitive strengths are derived from the following factors:

Reputation for safety, product quality/reliability/durability, and drivability. Our longevity and reputation in the school bus industry have made us an iconic American brand. We are the only principal manufacturer with chassis and body production specifically designed for school bus applications and the only school bus company to offer compliance with industry recognized safety tests - Altoona Testing, Colorado Rack Test and the Kentucky Pole Test - as a standard specification across our entire product line.

Alternative powered bus leadership. We believe we are the market leader in electric, propane, gasoline, and CNG powered buses, having sold approximately 67% of all alternative powered school buses from fiscal 2012 through fiscal 2021. In fiscal 2021, we sold 3,358 propane, gasoline, CNG, and electric powered buses, a decrease of 21% when compared with the prior year, primarily caused by supply chain constraints due to the COVID-19 pandemic.

Innovative product leadership. We believe we have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG powered school bus, the first unique school bus chassis, and the first OEM-manufactured propane powered bus. In fiscal 2016, years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford and Roush CleanTech powertrain) and we were first-to-market with Electronic Stability Control. Also in 2016, we launched a new CNG powered product using a Ford engine and transmission and a Roush Clean Tech fuel delivery system in a Type C bus. In fiscal 2018, we sold our first Type D electric vehicles and in fiscal 2019 we introduced our Type C electric vehicle. In fiscal 2021, we sold 146 Type C and Type D electric vehicles.

Strong distribution model. We have built an extensive, experienced network of 50 dealers to distribute our buses across the U.S. and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 30 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,508 employees who support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the U.S. and Canadian school bus and heavy-duty vehicle industries.

Sales Volume

In fiscal 2021, we sold 6,679 Type C and Type D buses, including 6,348 school buses, 156 commercial buses, 9 export buses and 166 Government Services Administration ("GSA") buses. Our Type C school bus accounted for 78% of unit sales and our Type D school bus accounted for 17% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 5% of unit sales.

Our Dealer Network

In fiscal 2021, we sold approximately 94% of our vehicles through our U.S. and Canadian dealer network, currently consisting of 50 dealers that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the U.S. and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

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

U.S. Government; Other Specialty Sales. We also sell buses through our U.S. GSA contract, an expedited procurement procedure designed to meet the needs of bus customers authorized to purchase through the GSA contracting offices, including the U.S. Air Force, U.S. Army, Homeland Security and the U.S. Department of Agriculture. This full line of bus models is configured for adult or school bus use. In addition to the base GSA specifications, we offer several additional configurations to provide a wide range of passenger capacities and optional features. We also offer a full line of activity bus and Multi-Function School Activity Bus (“MFSAB”) products. With varying vehicle sizes, capacities, power choices, and engine types, our bus options enable our customers to tailor their transportation solutions to their specific needs, be it transporting a church congregation or shuttling workers to job sites.

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

A portion of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. In addition, our U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the terms of the contract.

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

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At October 2, 2021, we had in place long-term supply contracts (addressing both component price and supply) covering nearly 64% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

As a result of the COVID-19 pandemic, we have experienced significant supplier shortages of critical components, which has prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during fiscal 2021. For further details and discussion about the impact of COVID-19, refer to the "Impact of COVID-19 on Our Business" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Facilities

Our corporate headquarters are located in Macon, Georgia. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.3 million square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.2 million square feet) in Drummondville, Quebec, Canada.

Intellectual Property and Technology

We seek trademark protection in the U.S. and outside of the U.S. where available and when appropriate. Among other trademarks, we have registered trademark rights in the principal names and designs used by us and Micro Bird in the U.S., Canada and elsewhere. We use these registered marks in connection with all aspects of our branding. However, we also rely on a number of significant unregistered trademarks and other unregistered intellectual property in the day-to-day operation of our business. Without the protections afforded by registration, our ability to protect and use our trademarks and other unregistered intellectual property may be limited and could negatively affect our business.

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

At the federal level, Federal Motor Vehicle Safety Standards (“FMVSS”) govern the safety of all motor vehicles sold for use in the U.S. More than half of the FMVSS regulations apply to school buses. For example, federal regulations require school buses to be painted “school bus yellow” and to be equipped with specific warning and safety devices. School buses are also built with the body on top of chassis frame rails. This so-called “high floor” construction moves the passenger compartment above the typical automotive “crash zone” and therefore provides an added measure of safety should a collision occur. Steel rollover cages and heavy-duty bumpers are designed to provide incremental protection, in contrast with standard transit buses with “low floor” construction that offer lower curb height access with limited or no steel reinforcement.

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

Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters becoming our two busiest quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have been and are likely to continue to be impacted by the seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter.

With the COVID-19 pandemic impact on school systems and the uncertainty regarding (i) in-person schooling schedules and duration and (ii) the severity and duration of ongoing supply chain constraints, seasonality and working capital trends have become unpredictable. Accordingly, seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

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

Environmental laws, regulations, and permits and the enforcement thereof, change frequently and have become more stringent over time. Among other things, more rigorous GHG emission requirements are in various stages of development. For example, the U.S. EPA has promulgated the GHG Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the U.S., and the GHG Tailoring Rule, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHG). The U.S. Congress has also considered imposing additional restrictions on GHG emissions. Any additional regulation of GHG emissions by either the U.S. Congress and/or the U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement, or other program and could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring, and reporting, as well as increased energy and raw material prices.

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

Warranty

We provide warranties on virtually all of the buses and parts we sell. Warranties are offered for specific periods of time and mileage, and vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace, or adjust certain parts on a bus that are defective in factory-supplied materials or workmanship during the specified warranty period. In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls and service bulletins), and customer satisfaction actions. Component suppliers, in particular major component suppliers such as engines and transmissions, provide warranties on their products.

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

Employees

At October 2, 2021, we employed 1,790 employees, of which 1,702 were full-time. Our workforce is non-union.

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

Beginning at the end of our second quarter of fiscal 2020 and continuing throughout fiscal 2021, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic has, among other impacts:

•negatively impacted demand for school buses due to schools operating totally or partially virtually;

•triggered significant volatility in capital markets;

•caused significant disruptions in global supply chains;

•significantly altered global consumer demand;

•halted a material number of global manufacturing operations resulting from permanent and temporary plant shut-downs; and

•changed global workplace conditions resulting from "shelter-in-place" orders and "work from home" employer policies.

The degree to which the COVID-19 pandemic impacts our future business, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent more normal business, economic and social activity and conditions resume and continue without further disruption. We are similarly unable to predict the extent to which the pandemic will continue to impact our customers, suppliers and other partners and their financial conditions, but adverse effects on these parties would likely also adversely affect us. Finally, the COVID-19 pandemic makes it challenging for management to estimate the future performance of our business.

The pandemic materially impacted our fiscal 2021 results, causing, among other matters, lower customer orders for both buses and bus parts, primarily during the first half of the fiscal year; supply chain disruptions, which became more prevalent and had a much more significant, unfavorable impact on our operations and results in the second half of the fiscal year; higher rates of absenteeism among our hourly production workforce and several temporary shutdowns of our manufacturing facilities as a result of an inadequate supply of critical components to allow us to initiate or complete, as applicable, the production process to fulfill sales orders. The continuing development and fluidity of the pandemic and its trailing impact precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

At the present time, we consider the following areas to be the most significant material risks to our business resulting from the current pandemic:

Supply Chain Disruptions

We rely on specialist suppliers, some of which are single-source suppliers, for critical components (including but not limited to engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. We also currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, specialty resins, and other key components. Our manufacturing facilities shutdowns during fiscal 2021 were partially due to an inability to obtain critical components from our suppliers. Future delays or interruptions in the supply chain due to the COVID-19 pandemic expose us to the following risks which would likely significantly increase our costs and/or impact our ability to meet customer demand:

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

Disruptions or other developments negatively impacting our workforce or workplace conditions

Almost all U.S. states, including Georgia where our headquarters and manufacturing facilities are located, have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. These orders may continue to be re-issued in the future and may introduce broader restrictions. Such orders, restrictions and recommendations have resulted in widespread closures of businesses, work stoppages, interruptions, slowdowns and delays, work-from-home policies and travel restrictions. While our business has been deemed "essential" by the State of Georgia, we have employed remote work policies when and where necessary to be responsive to the health risks that may impact our employees. Given the nature of our business, we do not have the ability to manufacture a bus without our on-site manufacturing personnel. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production. Any extended production halt or diminution in production capacity would have a negative impact on our ability to fulfill orders and thus negatively impact our revenues, profitability and cash flows.

Reduced profitability and liquidity, resulting in the restructuring of our credit facilities, and/or inadequate access to credit and capital markets

The COVID-19 pandemic has materially adversely impacted global commercial activity and has contributed to significant volatility in financial markets. The pandemic continues to have a materially adverse impact on economic and market conditions, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity.

The continuing pandemic could cause a more severe contraction in our profits and/or liquidity which could lead to issues complying with the financial covenants in our credit facility. Our primary financial covenants are (i) for fiscal 2022, minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; (ii) for fiscal 2022 and through April 1, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month; and (iv) beginning in fiscal 2023 and thereafter, Total Net Leverage Ratio ("TNLR"), defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. We may need to seek amendment for additional covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses than included in our historical financial statements.

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

If any of our critical component suppliers limit or reduce the supply of components due to commercial reasons, financial difficulties or other problems, we could experience a loss of revenues due to our inability to fulfill orders, as was the case in the second half of fiscal 2021. These single-source and other suppliers are each subject to quality and operational issues, materials shortages, unplanned demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships.

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

We currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, air brakes, steering systems, seats, specialty resins, and other key components. Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position, as was the case towards the end of fiscal 2021.

Our products may not achieve or maintain market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which, at the consolidated level, have potential access to more technical, financial and marketing resources than our Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell electric and propane powered school buses. This brings both competitors into direct competition with our electric and propane powered product offerings. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the U.S. to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales, profitability and cash flows.

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

Primarily as a result of the historical seasonal nature of our business, we operate with negative working capital for significant portions of our fiscal year. During economic downturns, this tends to result in our utilizing a substantial portion of our cash reserves.

Our ability to sell our products may be negatively affected by trade policies and tariffs.

We import some of our components from China and other foreign countries. Our purchases may be subject to the effects of the U.S. trade policy, including the imposition of tariffs and anti-dumping/countervailing duties on these components. We cannot assure you that our ability to sell our products at reasonable margins will not be impaired by the imposition of tariffs or other changes in trade policy which may make it more difficult or more expensive to purchase our products.

We enter into firm fixed-price school bus sales contracts without price escalation clauses which could subject us to losses if we have cost overruns or if our costs increase.

We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales contracts generally do not have an indexed price escalation formula to account for economic fluctuations between the contract date and the delivery date. As a result, we typically are unable to pass along increased costs due to economic fluctuations to our customers, which is generally expected to occur for sales occurring in the first half of fiscal 2022 and could continue into future periods. We generally purchase steel one quarter in advance, but because we usually do not hedge our other primary raw materials (rubber, aluminum and copper), changes in prices of raw materials can significantly impact operating margins. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based.

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

The school bus industry has few participants due to the importance of brand and reputation for safety and durability, compliance with stringent safety and regulatory requirements, an understanding of the specialized product specifications in each region and specialized technological and manufacturing know-how. If incidents associated with school bus malfunction transpired that called into question our reputation for safety or durability, it could harm our brand and reputation and cause consumers to question the safety, reliability and durability of our products. Lost school bus sales resulting from safety or durability incidents could materially adversely affect our business.

Disruption of our manufacturing and distribution operations would have an adverse effect on our financial condition and results of operations.

We manufacture school buses at facilities in Fort Valley, Georgia and distribute parts from a distribution center located in Delaware, Ohio. If operations at our manufacturing or distribution facilities were to be disrupted for a significant length of time as a result of significant equipment failures, critical component shortages, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, cyber-attacks or other reasons, we may be unable to fulfill dealer or customer orders and otherwise meet demand for our products, which would have an adverse effect on our business, financial condition and results of operations. Any interruption in production or distribution capability could require us to make substantial capital expenditures to fulfill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Also, our property damage and business interruption insurance coverage may not be applicable or adequate for any such disruption and may not continue to be available in amounts and on terms acceptable to us.

Rationalization or restructuring of manufacturing facilities, including plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fulfill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fulfill orders on a timely basis could affect customer demand for our products and increase the size of our raw material inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing equipment. This retooling may limit our production capacity at certain times in the future, which could materially adversely affect our results of operations and financial condition. In addition, the expansion, reconfiguration, maintenance and modernization of existing manufacturing facilities and the start-up of new manufacturing operations, could increase the risk of production delays and require significant investments of capital.

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

Our dealer agreements are typically for a five-year term; however, the dealer can usually cancel the agreement for convenience without penalty upon 90 days’ notice. While most of our dealers have been purchasing from us for more than two decades, we can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. If we are unable to renew a contract with one or more of our significant dealers, our revenues and results of operations could be adversely affected until an alternative solution is implemented (e.g., a new dealer or combining the territory with another, existing Blue Bird dealer). If dealer agreements are terminated with one or more of our top 10 dealers, significant orders are canceled or delayed or we incur a significant decrease in the level of purchases from any of our top 10 dealers, our sales and operating results would be adversely impacted. In addition, our new bus orders are subject to potential reduction, cancellation and/or significant delay. Although dealers generally only order buses from us after they have a firm order from a school district, orders for buses are also generally cancellable until 14 weeks prior to delivery.

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

Potential environmental issues have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. All investigations of suspect areas have been completed. Implementation of a corrective action plan is forthcoming, which will consist of re-surfacing the landfill cap, possible monitoring, and ground water use restrictions for the old landfill. There are currently no proposed remediation actions to be included in the corrective action plan. Based on the data generated from the latest site investigation, we believe our environmental risks have been reduced substantially, but not eliminated.

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

Our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher revenues during the third and fourth quarters when compared with the first and second quarters during each fiscal year. This seasonality is caused primarily by school districts ordering more school buses prior to the beginning of a school year. Our ability to meet customer delivery schedules is dependent on a number of factors including, but not limited to, access to components and raw materials, an adequate and capable workforce, assembling/engineering expertise for certain projects and sufficient manufacturing capacity. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in financial penalties under certain of our GSA contracts and damage to existing customer relationships, damage to our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

Our defined benefit pension plan is currently underfunded and pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, decreasing interest rates and investments that do not achieve adequate returns.

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

Our continued profitability requires us to maintain certain minimum school bus sales volumes and margins. As is typical for a vehicle manufacturer, we have significant fixed costs and, therefore, changes in our school bus sales volume can have a disproportionately large effect on profitability. If our school bus sales decline to levels significantly below our assumptions, due to a financial downturn, renewed recessionary conditions, changes in consumer confidence, geopolitical events, inability to secure an adequate supply of critical components or any other reason that would limit our ability to produce sufficient quantities of school buses, limited access to financing or other factors, our financial condition, results of operations and cash flows would be materially adversely affected.

If Blue Bird Capital Services cannot provide financial services to our dealers and customers to acquire our products, our sales and results of operations could deteriorate.

Our dealers and customers benefit from their relationships with BBCS, which provides (i) floorplan financing for certain of our network dealers and (ii) a modest amount of vehicle lease financing to school districts. Although we neither assume any balance sheet risk nor receive any direct economic benefit from BBCS, which is financed by TCF Inventory Finance, Inc., we could be materially adversely affected if BBCS was unable to provide this financing and our dealers were unable to obtain alternate financing, at least until a replacement for BBCS was identified. BBCS faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because BBCS serves as an additional source of leasing and financing options for dealers and customers, an impairment of BBCS’ ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers that rely on these financial services to acquire new school buses and dealers that seek financing.

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

We may be unable to prevent third parties from using our intellectual property rights, including trade secrets and know-how, without our authorization or from independently developing intellectual property that is the same as or similar to our intellectual property, particularly in those countries where the laws do not protect our intellectual property rights as fully as in the U.S. The unauthorized use of our trade secrets or know-how by third parties could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business or increase our expenses as we attempt to enforce our rights.

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

We sell the majority of our buses and parts in U.S. Dollars. Our foreign customers have exposures to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Further, we have certain sales contracts that are transacted in Canadian Dollars.

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

The manufacture of Type A buses is carried out by a 50/50 Canadian joint venture, Micro Bird, which we do not control or consolidate. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to foster our relationships with co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our joint venture.

General Risk Factors

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

Although we maintain a workers’ compensation insurance stop loss policy to cover us for costs and expenses we may incur resulting from work-related injuries to our employees over our self-insured limit, this insurance may not provide adequate coverage against potential liabilities as we incur the costs and expenses up to our self-insured limit. In addition, we may incur substantial costs in order to comply with current or future health and safety laws and regulations. These current or future laws and regulations may negatively impact our manufacturing operations. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

Our ability to execute current and future business plans, including the potential for future market and/or product expansion and opportunities for future international growth, may require substantial additional capital. We will consider raising additional funds through various financing sources, including the sale of our equity securities or the procurement of additional commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

Interest rates could change substantially, materially impacting our profitability.

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. We monitor and manage this exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. The majority of our debt interest payments are protected against increases in short-term rates; however, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet, concentrated in our bus segment and specifically related to the dealer network and our trade name. These long-lived assets are required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates or other factors leading to reductions in the long-term sales or profitability that we expect.

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

At October 2, 2021, approximately 35% of our common stock was owned by ASP, an affiliate of American Securities LLC ("American Securities"). As a result, American Securities has the ability to significantly influence the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Shares of our common stock are reserved for current and future issuance, which would have the effect of diluting the existing shareholders.

On May 28, 2015 and March 12, 2020, we registered 3,700,000 and 1,500,000 common stock shares, respectively, representing the shares of common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At October 2, 2021, there were 1,358,263 common stock shares remaining to be issued under the Incentive Plan.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The $75.0 million of net proceeds that we received from this transaction may be used for working capital and other general corporate purposes, which may include acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 19, Subsequent Events, to the Company’s consolidated financial statements for additional information regarding this transaction.

Additionally, on November 16, 2021, we filed a Registration Statement on Form S-3 that allows the Company to sell up to $200.0 million in the aggregate of any combination of several different type of securities, including shares of common stock, from time to time in one or more offerings. The number of shares is indeterminable and is dependent on whether or not common stock is a security being sold in a future offering and, if so, the amount of capital we are attempting to raise and the price at which the shares of common stock can be sold. Any such sale of shares may also be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

•subject to any rights of holders of existing preferred shares, the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•limiting the liability of, and providing indemnification to, our directors and officers;

•controlling the procedures for the conduct and scheduling of stockholder meetings;

•providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

•permitting the removal of directors with or without cause by stockholders voting a majority of the votes cast if, at any time and for so long as, American Securities beneficially owns, in the aggregate, capital stock representing at least 40% of the outstanding shares of our common stock;

•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our Company;

•requiring an affirmative vote of at least two-thirds (2/3) of our entire board of directors and by the holders of at least 66.67% of the voting power of our outstanding voting stock in order to adopt an amendment to our certificate of incorporation if, at any time and for so long as, American Securities beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our common stock; and

•requiring an affirmative vote of at least two-thirds (2/3) of our entire board of directors or by the holders of at least 66.67% of the voting power of our outstanding voting stock to amend our bylaws if, at any time and for so long as, American Securities beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Macon, Georgia. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.3 million square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.2 million square feet) in Drummondville, Quebec, Canada.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD.” At December 10, 2021, there were 75 holders of record of the Company’s common stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at October 2, 2021, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	267,779	$17.85	1,358,263

(1) There are no equity compensation plans not approved by stockholders.

Item 6.     [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane, gasoline, CNG, and electric powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in a number of foreign countries.

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

These temporary closures of our manufacturing facility did not materially impact our operations during fiscal 2020 or the first half of fiscal 2021 as we did not need to operate at full capacity to fulfill sales orders at those times. However, such supply chain disruptions did significantly impact our operations and results during the second half of fiscal 2021 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Specifically, management estimates that the sale of approximately 2,000 units was deferred from fiscal 2021 into fiscal 2022 as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during the year. Including these units, the Company's backlog exceeded 4,200 units as of October 2, 2021 as demand for our products remains strong, with no sales orders canceled as a result of delays in our production process. The Company has also experienced increased purchase costs for certain of its raw materials during the pandemic that have negatively impacted the gross profit it recognized on sales, particularly during the second half of fiscal 2021. The decreased gross profit is expected to continue into the first half of fiscal 2022 given the increased purchase costs we incurred acquiring the inventory that we accumulated at the end of fiscal 2021 as a result of our inability to build and sell buses due to critical component shortages. In response, in July 2021 the Company announced two sales price increases that will apply to new sales orders and are intended to mitigate the impact of rising purchase costs on our operations and results. In general, management believes that such supply chain disruptions will continue in future periods and will materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. It will continue to adversely impact our business into fiscal year 2022 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall U.S and global economy. The duration of any demand reductions, production and supply chain disruptions, and related financial impacts on our business cannot be estimated at this time.

The continuing impacts from COVID-19 on the Company's operations in fiscal 2021 negatively affected our revenue, profit and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to make decisions regarding maintaining normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain normal operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for fiscal 2022 and beyond. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company has also taken actions to control spending and secure adequate liquidity, including headcount rationalization, changes to the minimum required financial covenants resulting from the execution of a fourth amendment to the Credit Agreement in November 2021 and raising $75.0 million of net proceeds through the issuance and sale of an aggregate 4,687,500 shares of common stock at $16.00 per share in a private placement transaction on December 15, 2021. Further detail and discussion of the Credit Agreement amendment and private placement transaction can be found in this Report in the "Liquidity and Capital Resources" section of this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 19, Subsequent Events, to the Company’s consolidated financial statements, respectively. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We may also pursue raising additional capital via an equity or debt offering. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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
•Student enrollment and delivery mechanisms for learning. Increases or decreases in the number of school bus riders have a direct impact on school district demand. Due to the COVID-19 pandemic and evolving protocols for social distancing and public health concerns, the future form of educational delivery remains uncertain, and increased remote learning could reasonably be expected to decrease the number of school bus riders.
•Revenue mix. We are able to charge more for certain of our products (e.g., Type C propane powered school buses, electric powered buses, Type D buses, and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.
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
•Pricing. Our products are sold to school districts throughout the U.S. and Canada. Each state and each Canadian province has its own set of regulations that govern the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures, and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions.
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
•Seasonality. Historically, our sales have been subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters are typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. With the COVID-19 pandemic impact on school systems and the uncertainty regarding (i) in-person schooling schedules and duration and (ii) the severity and duration of ongoing supply chain constraints, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.

Factors Affecting Our Expenses and Other Items

Our expenses and other line items in our Consolidated Statements of Operations are principally driven by the following factors:

•Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper) including freight costs, labor expense, and overhead. Our cost of goods sold may vary from period to period due to changes in sales volume, efforts by certain suppliers to pass through the economics associated with key commodities, fluctuations in freight costs, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical challenges, and the impact of overhead items such as utilities.
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
•Other income/expense, net. This balance includes periodic pension expense or income as well as gains or losses on foreign currency, if any. Other immaterial amounts not associated with operating expenses may also be included in this balance.
•Equity in net income of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The consolidated financial statements included in this Report in Item 8. "Financial Statements and Supplementary Data" are prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA,” “Adjusted EBITDA Margin,” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement (defined subsequently herein) that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the TNLR, as and when applicable. Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as stock-compensation expense and unrealized gains or losses on certain derivative financial instruments; net gains or losses on the disposal of assets as well as certain charges such as (i) significant product design changes; (ii) transaction related costs; (iii) discrete expenses related to major cost cutting initiatives; or (iv) costs directly attributed to the COVID-19 pandemic. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and operational transformation and major product redesign initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance defined in accordance with U.S. GAAP. The measures are used as a supplement to U.S. GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in evaluating our performance because the measures consider the performance of our ongoing operations, excluding decisions made with respect to capital investment, financing, and certain other significant initiatives or transactions as outlined in the preceding paragraph. We believe the non-GAAP measures offer additional financial metrics that, when coupled with the U.S. GAAP results and the reconciliation to U.S. GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as alternatives to net income or loss as an indicator of our performance or as alternatives to any other measure prescribed by U.S. GAAP as there are limitations to using such non-GAAP measures. Although we believe that Adjusted EBITDA and Adjusted EBITDA Margin may enhance an evaluation of our operating performance based on recent revenue generation and product/overhead cost control because they exclude the impact of prior decisions made about capital investment, financing, and certain other significant initiatives or transactions, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA Margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA Margin exclude certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and U.S. GAAP results, including providing a reconciliation to U.S. GAAP results, to enable investors to perform their own analysis of our ongoing operating results.

Our measure of Free Cash Flow is used in addition to and in conjunction with results presented in accordance with U.S. GAAP and it should not be relied upon to the exclusion of U.S. GAAP financial measures. Free Cash Flow reflects an additional way of evaluating our liquidity that, when viewed with our U.S. GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We strongly encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

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

Our Segments

We manage our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sales of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the CODM in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the fiscal years ended October 2, 2021 and October 3, 2020:

(in thousands)	2021	2020
Net sales	$683,995	$879,221
Cost of goods sold	611,854	783,021
Gross profit	$72,141	$96,200
Operating expenses
Selling, general and administrative expenses	65,619	74,206
Operating profit	$6,522	$21,994
Interest expense	(9,682)	(12,252)
Interest income	4	11
Other income, net	1,776	738
Loss on debt modification	(598)	—
(Loss) income before income taxes	$(1,978)	$10,491
Income tax benefit (expense)	1,191	(1,519)
Equity in net income of non-consolidated affiliate	498	3,213
Net (loss) income	$(289)	$12,185
Other financial data:
Adjusted EBITDA	$34,103	$54,681
Adjusted EBITDA Margin	5.0%	6.2%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2021	2020
Net Sales by Segment
Bus	$625,198	$822,616
Parts	58,797	56,605
Total	$683,995	$879,221

Gross Profit by Segment
Bus	$50,394	$76,059
Parts	21,747	20,141
Total	$72,141	$96,200

Net sales. Net sales were $684.0 million for fiscal 2021, a decrease of $195.2 million, or 22.2%, compared to $879.2 million for fiscal 2020. The decrease in net sales is attributed to the COVID-19 pandemic, which caused supply chain constraints that have limited the availability of certain critical components and thus, limited the number of buses the Company could produce and deliver.

Bus sales decreased $197.4 million, or 24.0%, reflecting a decrease in units booked that was partially offset by higher sales prices. In fiscal 2021, 6,679 units were booked compared to 8,878 units booked for fiscal 2020. The decrease in Bus revenue and volumes reflects the constraints on the Company's ability to produce and deliver buses due to COVID-19 driven shortages of critical components. The 1.0% increase in unit price for fiscal 2021 compared to fiscal 2020 mainly reflects pricing actions taken by management to partially offset increases in commodity costs, as well as product and customer mix changes.

Parts sales increased $2.2 million, or 3.9%, for fiscal 2021 compared to fiscal 2020, largely due to higher sales volume. Both fiscal 2020 and 2021 were significantly impacted by lower school bus units in operation due to school closures from the second quarter of fiscal 2020 through the second quarter of fiscal 2021 caused by the COVID-19 pandemic. However, the last half of fiscal 2021 experienced large increases in sales volume as schools prepared to resume in-person learning, including preparing buses to be fully operational for the first time in over a year.

Cost of goods sold. Total cost of goods sold was $611.9 million for fiscal 2021, a decrease of $171.2 million, or 21.9%, compared to $783.0 million for fiscal 2020. As a percentage of net sales, total cost of goods sold increased from 89.1% to 89.5%.

Bus segment cost of goods sold decreased $171.8 million, or 23.0%, for fiscal 2021 compared to fiscal 2020 due to reduced sales volumes. The average cost of goods sold per unit for fiscal 2021 was 2.3% higher compared to the average cost of goods sold per unit for fiscal 2020 due to increases in manufacturing costs from several COVID-19 related factors including hourly workforce absenteeism and supply chain disruptions that resulted in higher purchase costs for components and freight, all of which created manufacturing inefficiencies and higher costs.

The $0.6 million, or 1.6%, increase in parts segment cost of goods sold for fiscal 2021 compared to fiscal 2020 largely aligned with the increase in sales volume noted above, with slight variations due to product and channel mix.

Operating profit. Operating profit was $6.5 million for fiscal 2021, a decrease of $15.5 million, or 70.3%, compared to $22.0 million for fiscal 2020. Profitability was negatively impacted by a decrease of $24.1 million in gross profit, as outlined in the revenue and cost of goods sold discussions above. This decrease was partially offset by a decrease of $8.6 million in selling, general and administrative expenses as we have taken actions to control spending during the pandemic.

Interest expense. Interest expense was $9.7 million for fiscal 2021, a decrease of $2.6 million, or 21.0%, compared to $12.3 million for fiscal 2020. The decrease was largely attributable to fluctuations in the fair value of the interest rate collar (a liability balance) recorded in interest expense. The fiscal 2020 balance included a $2.6 million net increase in the fair value of the interest rate collar, while the fiscal 2021 balance included a $1.6 million decrease in fair value, thus resulting in a net $4.2 million decrease in interest expense. This decrease was partially offset by increased effective interest rates on outstanding borrowings.

Income taxes. We recorded income tax benefit of $1.2 million for fiscal 2021, compared to income tax expense of $1.5 million for fiscal 2020. This fluctuation was primarily attributed to lower amounts of taxable income in fiscal 2021 due to the ongoing impacts of COVID-19 on our operations as discussed above.

The effective tax rate for fiscal 2021 differed from the statutory Federal income tax rate of 21.0%.  There were several items that increased the effective tax rate to 60.2% including the impacts of tax credits, return to accrual adjustments, and state taxes on the Federal rate. These increases were partially offset by a change in uncertain tax positions.

The effective tax rate for fiscal 2020 was 14.5%, which differed from the statutory Federal income tax rate of 21%. The minor items that lowered the effective tax rate primarily included the impacts of tax credits and state taxes on the Federal rate. These decreases were offset to a lesser degree by the recording of a partial valuation allowance for state taxes and minor return to accrual adjustments.

Adjusted EBITDA. Adjusted EBITDA was $34.1 million, or 5.0% of net sales, for fiscal 2021, a decrease of $20.6 million, or 37.6%, compared to $54.7 million, or 6.2% of net sales, for fiscal 2020. The decrease in Adjusted EBITDA was primarily the result of decreased revenues and gross profit, which was also unfavorably impacted by higher manufacturing costs, due to the COVID-19 pandemic. Additionally, there were decreases in operational transformation initiatives, interest expense, and depreciation, amortization, and disposals, which were partially offset by an increase in share-based compensation expense.

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2021	2020
Net (loss) income	$(289)	$12,185
Adjustments:
Interest expense, net (1)	10,010	12,616
Income tax (benefit) expense	(1,191)	1,519
Depreciation, amortization, and disposals (2)	13,642	15,096
Operational transformation initiatives	189	3,404
Loss on debt modification	598	—
Share-based compensation	5,938	4,141
Product redesign initiatives	3,483	4,068
Restructuring charges	659	646
Costs directly attributed to the COVID-19 pandemic (3)	1,024	1,000
Other	40	6
Adjusted EBITDA	$34,103	$54,681
Adjusted EBITDA Margin (percentage of net sales)	5.0%	6.2%

(1) Includes $0.3 million and $0.4 million for fiscal 2021 and 2020, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $0.8 million and $0.7 million for fiscal 2021 and 2020, respectively, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
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

Net sales. Net sales were $879.2 million for fiscal 2020, a decrease of $139.7 million, or 13.7%, compared to $1.019 billion for fiscal 2019. The decrease in net sales was attributed to the COVID-19 pandemic which caused the unplanned and abrupt increase in remote learning arrangements and uncertainty in how school districts would administer schooling, resulting in decreased demand for school buses.

Bus sales decreased $129.6 million, or 13.6%, reflecting a decrease in units booked that was partially offset by slightly higher sales prices. In fiscal 2020, 8,878 units were booked compared to 11,017 units booked in fiscal 2019. The decrease in Bus revenue and volumes reflect the timing of orders being significantly impacted by COVID-19. The 7.2% increase in unit price for fiscal 2020 compared to fiscal 2019 mainly reflects the full-year impact of pricing actions taken in fiscal 2019 to partially offset commodity costs, as well as product and customer mix changes.

Parts sales decreased $10.0 million, or 15.0%, for fiscal 2020 compared to fiscal 2019, as we had lower sales volume, mainly from lower school bus units in operation due to school closures caused by the COVID-19 pandemic. Stay at home orders and school closures reduced bus repair and maintenance activities due to lower bus use.

Cost of goods sold. Total cost of goods sold was $783.0 million for fiscal 2020, a decrease of $102.4 million, or 11.6%, compared to $885.4 million for fiscal 2019. As a percentage of net sales, total cost of goods sold increased from 86.9% to 89.1%.

Bus segment cost of goods sold decreased $95.7 million, or 11.4%, for fiscal 2020 compared to fiscal 2019 due to reduced sales volumes. The average cost of goods sold per unit for fiscal 2020 was 10.0% higher compared to the average cost of goods sold per unit for fiscal 2019 due to increases in manufacturing costs from several COVID-19 related factors including hourly workforce absenteeism and supply chain disruptions, each of which created manufacturing inefficiencies and higher costs.

The $6.7 million, or 15.5%, decrease in parts segment cost of goods sold for fiscal 2020 compared to fiscal 2019 aligned with the decrease in sales volume noted above.

Operating profit. Operating profit was $22.0 million for fiscal 2020, a decrease of $21.8 million, or 49.8%, compared to $43.8 million for fiscal 2019. Profitability was negatively impacted by a decrease of $37.3 million in gross profit, which was partially offset by a decrease of $15.4 million in selling, general and administrative expenses due in large part to several significant product development initiatives during fiscal 2019 as well as cost control measures implemented in fiscal 2020, as a response to the COVID-19 pandemic, including headcount reductions and lower travel-related expense.

Interest expense. Interest expense was $12.3 million for fiscal 2020, a decrease of $0.6 million, or 4.9%, compared to $12.9 million for fiscal 2019. The decrease was primarily attributed to lower interest rates and a lower average borrowing level on the term debt.

Income taxes. We recorded income tax expense of $1.5 million for fiscal 2020, compared to income tax expense of $7.6 million for fiscal 2019. The reduction in expense was primarily attributed to lower amounts of taxable income in fiscal 2020 due to the impacts of COVID-19 on our operations.

The effective tax rate for fiscal 2020 differed from the statutory Federal income tax rate of 21.0%. There were minor items that lowered the effective tax rate to 14.5%, primarily the impacts of tax credits and state taxes on the Federal rate. These decreases were offset to a lesser degree by the recording of a partial valuation allowance for state taxes and minor return to accrual adjustments.

The effective tax rate for fiscal 2019 was 25.6%, which differed from the statutory Federal income tax rate of 21.0%. The difference was mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which included the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that were greater than our ability to utilize before expiration. These items were partially offset by benefits from federal and state tax credits.

Adjusted EBITDA. Adjusted EBITDA was $54.7 million, or 6.2% of net sales, for fiscal 2020, a decrease of $27.1 million, or 33.2%, compared to $81.8 million, or 8.0% of net sales, for fiscal 2019. The decrease in Adjusted EBITDA was primarily the result of decreased revenues and gross profit, which was also unfavorably impacted by higher manufacturing costs, due to the COVID-19 pandemic. The decrease was partially offset by lower selling, general and administrative expenses.

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

(1) Includes $0.4 million for both fiscal 2020 and 2019, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $0.7 million for both fiscal 2020 and 2019, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees in response to the COVID-19 pandemic.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the Amended Credit Agreement (defined below). At October 2, 2021, the Company had $11.7 million of available cash and cash equivalents (net of outstanding checks) and $48.7 million of additional borrowings available under the Revolving Credit Facility (defined below). The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes. At October 2, 2021, the Company was in compliance with all covenants required by the Amended Credit Agreement.

Credit Agreement

On December 12, 2016 (the “Closing Date”), Blue Bird Body Company as the borrower ("Borrower"), a wholly-owned subsidiary of the Company, executed a $235.0 million five-year credit agreement with Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as co-syndication agent, together with other lenders (the "Credit Agreement").

The credit facilities provided for under the Credit Agreement consisted of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility included a $15.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The borrowings under the Term Loan Facility, which were made at the Closing Date, may not be re-borrowed once they are repaid. The borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election. The proceeds of the loans under the Credit Facilities that were borrowed on the Closing Date were used to finance in part, together with available cash on hand, (i) the repayment of certain existing indebtedness of the Company and its subsidiaries, and (ii) transaction costs associated with the consummation of the Credit Facilities.

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

The Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments are permitted in certain circumstances under the Credit Agreement, generally based upon our levels of excess Free Cash Flow and unrestricted cash (as defined in the Credit Agreement) and maintenance of specified TNLRs.

First Amended Credit Agreement

On September 13, 2018, the Company executed an amendment to the Credit Agreement (the "First Amended Credit Agreement"), by and among the Company, the Borrower, and Bank of Montreal, acting as administrative agent together with other lenders. The First Amended Credit Agreement provided for an aggregate lender commitment of $50.0 million in additional term loan borrowings (the

“Incremental Term Loan”) that was intended to finance a portion of a tender offer up to $50.0 million, which transaction closed in October 2018.

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

After giving effect to the First Amended Credit Agreement, the interest payable with respect to the Term Loan Facility was (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25% and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the TNLR of the Company, an election of either base rate or LIBOR pursuant to the table below. The Company's TNLR is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending.

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Under the First Amended Credit Agreement, the principal of the Term Loan Facility must be paid in quarterly installments on the last day of each fiscal quarter, in an amount equal to:
•$2,475,000 per quarter beginning on the last day of the Company’s first fiscal quarter of 2019 through the last day of the Company’s third fiscal quarter in 2021;
•$3,712,500 per quarter beginning on the last day of the Company’s fourth fiscal quarter in 2021 through the last day of the Company’s third fiscal quarter in 2022;
•$4,950,000 per quarter beginning on the last day of the Company’s fourth fiscal quarter in 2022 through the last day of the Company’s second fiscal quarter in 2023, with the remaining principal amount due at maturity.

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

The First Amended Credit Agreement contained customary covenants and warranties including, among other things, an amended TNLR financial maintenance covenant which required compliance as follows:

Period	Maximum Total Net Leverage Ratio
September 13, 2018 through the second quarter of the 2019 fiscal year	4.00:1.00
Second quarter of the 2019 fiscal year through the fourth quarter of the 2021 fiscal year	3.75:1.00
Fourth quarter of the 2021 fiscal year and thereafter	3.50:1.00

Second Amended Credit Agreement

On May 7, 2020, the Company entered into a second amendment to the Credit Agreement and First Amended Credit Agreement (the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Second Amended Credit Agreement mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amended Credit Agreement. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%.

Third Amended Credit Agreement

On December 4, 2020, the Company executed a third amendment to the Credit Agreement, First Amended Credit Agreement and Second Amended Credit Agreement (the "Third Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provided for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate is timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elects to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

Amendments to the financial performance covenants provided that during the Limited Availability Period, a higher maximum TNLR was permitted, and required the Company to maintain liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ended on or around December 31, 2020 and the fiscal quarter ended on or around September 30, 2021 that fell within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applied instead of a maximum TNLR.

The pricing grid in the First Amended Credit Agreement, which is based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remained unchanged.  However, during the Limited Availability Period, an additional margin of 0.50% applied.

During the Limited Availability Period, the Third Amended Credit Agreement required that the Borrower prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceed $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semimonthly basis.  Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period may not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implemented a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, the Third Amended Credit Agreement sets forth additional monthly reporting requirements, and required subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

Fourth Amended Credit Agreement

On November 24, 2021, the Company executed a fourth amendment to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement and Third Amended Credit Agreement (the "Fourth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Fourth Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”), or (b) the first date on which Borrower elects to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Amended Credit Agreement.

With respect to the financial performance covenants, during the Amended Limited Availability Period for the fiscal quarters ending January 1, 2022 through October 1, 2022, the TNLR requirement is not applicable, although it continues to impact the interest rate that is charged on outstanding borrowings as discussed below. Instead, the minimum consolidated EBITDA that the Company is required to maintain during the Amended Limited Availability Period has been updated to include fiscal 2022 as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending January 1, 2022	$14.5
Fiscal quarter ending April 2, 2022	$(4.5)
Fiscal quarter ending July 2, 2022	$(6.8)
Fiscal quarter ending October 1, 2022	$20.0

However, in the event that Borrower elects to terminate the Amended Limited Availability Period in fiscal 2022, the maximum TNLR permitted is 3.50x.

The minimum liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company must maintain during the Amended Limited Availability Period has been amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Fourth amendment effective date through January 1, 2022	$10.0
January 2, 2022 through April 2, 2022	$5.0
April 3, 2022 through July 2, 2022	$15.0
Thereafter	$20.0

Additionally, a new financial performance covenant was added to the Amended Credit Agreement, requiring that school bus units manufactured by the Company (“Units”) not fall below the pre-set thresholds set forth in the table below on a three month trailing basis (“Units Covenant”). The Units Covenant is triggered only if the Company’s liquidity for the most-recently ended fiscal month is less than $50.0 million during the Amended Limited Availability Period:

Period	Minimum Units Manufactured
Three month period ending November 27, 2021	1,128
Three month period ending January 1, 2022	776
Three month period ending January 29, 2022	748
Three month period ending February 26, 2022	727
Three month period ending April 2, 2022	763
Three month period ending April 30, 2022	1,111
Three month period ending May 28, 2022	1,525
Three month period ending July 2, 2022	2,053
Three month period ending July30, 2022	2,072
Three month period ending August 27, 2022	2,199
Three month period ending October 1, 2021	2,306

If the Units during any three fiscal month period set forth above is less than the minimum required by the Units Covenant, Borrower may elect to carry forward up to 50% of certain applicable excess Units to satisfy the Units Covenant requirement. However, Borrower may not make such election in two consecutive three fiscal month periods.

The pricing grid in the Amended Credit Agreement, which is based on the TNLR, is determined in accordance with the amended pricing matrix set forth below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than or equal to 3.50x and less than 4.50x	2.00%	3.00%
VII	Greater than or equal to 4.50x and less than 5.00x	3.25%	4.25%
VIII	Greater than 5.00x	4.25%	5.25%

During the Amended Limited Availability Period (notwithstanding the pricing grid set forth above), the applicable rate shall be (a) solely to the extent that the aggregate revolving exposures exceed $100.0 million, 5.75% with respect to such excess and (b) with respect to all other revolving exposures, the sum of the rate determined by the administrative agent in accordance with the pricing grid set forth above, plus 0.50%.

Additional allowances have been made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company is required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period may not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following any issuance or incurrence of Junior Capital, the Availability Cap is permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended Credit Agreement sets forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our Credit Facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The continuing adverse impacts from the COVID-19 pandemic materially impacted our fiscal 2021 results, causing lower customer orders for both buses and parts, significant supply chain disruptions, and higher rates of absenteeism among our hourly production workforce. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The pandemic could cause a severe contraction in our profits and/or liquidity which could lead to issues complying with our Amended Credit Agreement covenants. Our primary financial covenants are (i) for fiscal 2022, minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; (ii) for fiscal 2022 and through April 1, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month; and (iv) beginning in fiscal 2023 and thereafter, TNLR, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. If we are not able to comply with such covenants, we may need to seek additional covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up-front expenses than included in our historical financial statements.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The $75.0 million of net proceeds that we received from this transaction may be used for working capital and other general corporate purposes, which may include acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 19, Subsequent Events, to the Company’s consolidated financial statements for additional information regarding this transaction.

To increase our liquidity in future periods, we could pursue raising additional capital via an equity or debt offering as we filed a Registration Statement on Form S-3 with the SEC in November 2021. However, we cannot assure our investors that we would be successful in raising this additional capital, which could also lead to increased expense and larger up-front fees when compared with our historical financial statements.

Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters representing our two busiest quarters from a sales and production perspective, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have been and are likely to be impacted by the seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter. With the COVID-19 pandemic impact on school systems and the uncertainty regarding (i) in-person schooling schedules and duration and (ii) the severity and duration of ongoing supply chain constraints, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2021	2020	2019
Cash and cash equivalents, beginning of year	$44,507	$70,959	$60,260
Total cash (used in) provided by operating activities	(54,241)	3,459	55,706
Total cash used in investing activities	(11,309)	(18,803)	(35,467)
Total cash provided by (used in) financing activities	32,752	(11,108)	(9,540)
Change in cash and cash equivalents	(32,798)	(26,452)	10,699
Cash and cash equivalents, end of year	$11,709	$44,507	$70,959

Total cash (used in) provided by operating activities

Cash flows used in operating activities totaled $(54.2) million for fiscal 2021, as compared with $3.5 million of cash flows provided by operating activities for fiscal 2020. The primary drivers of the $57.7 million decrease were the following:

•A year over year reduction of $12.5 million in net income.

•The effect of net changes in operating assets and liabilities negatively impacted fiscal 2021 operating cash flows by $47.1 million compared to fiscal 2020. The primary drivers in this category were the unfavorable changes in inventory, accounts receivable, and other assets of $91.0 million, $5.3 million, and $5.5 million, respectively. These unfavorable changes were partially offset by favorable changes in accounts payable of $54.3 million. The significant increase in the inventory balance at the end of fiscal 2021 when compared with the end of fiscal 2020 (net use of cash) primarily resulted from our inability to build and sell buses during the fourth fiscal quarter of fiscal 2021 due to shortages of certain critical components. Because we were still receiving other parts that were not in short supply that we were unable to utilize in our production process, we accumulated a significant amount of inventory at the end of fiscal 2021 that also resulted in a significant, but smaller, increase in the accounts payable balance at the end of fiscal 2021 when compared with fiscal 2020 (net source of cash).

•The impact of non-cash items (net source of cash) was $1.8 million higher in fiscal 2021 compared to fiscal 2020. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of higher amounts of share-based compensation of $1.8 million and lower equity in net income of non-consolidated affiliate of $2.7 million in fiscal 2021 compared to fiscal 2020. These changes were partially offset by decreases in depreciation and amortization expense of $1.0 million, non-cash interest of $0.9 million, and deferred taxes of $1.0 million in fiscal 2021 compared to fiscal 2020.

Cash flows provided by operating activities totaled $3.5 million and $55.7 million for fiscal 2020 and fiscal 2019, respectively. The primary drivers of the $52.2 million decrease were the following:

•A year over year reduction of $12.1 million in net income.

•The effect of net changes in operating assets and liabilities negatively impacted fiscal 2020 operating cash flow by $35.0 million compared to fiscal 2019. The primary drivers in this category were the unfavorable changes in accounts payable and accrued expenses of $75.7 million as well as accounts receivable of $10.6 million, which were partially offset by improvements in inventory level changes of $43.8 million and other assets of $9.7 million.

•The impact of non-cash items (net source of cash) was $5.1 million higher in fiscal 2019 compared to fiscal 2020. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of higher amounts of deferred taxes of $6.6 million, share-based compensation of $0.1 million, and pension amortization expense of $1.0 million in fiscal 2019 compared to fiscal 2020. These changes were partially offset by an increase in depreciation and amortization expense in fiscal 2020 of $4.0 million.

Total cash used in investing activities

Cash flows used in investing activities totaled $11.3 million and $18.8 million for fiscal 2021 and fiscal 2020, respectively. The $7.5 million decrease in cash used was primarily due to decreased spending on fixed assets in fiscal 2021 as compared to fiscal 2020.

Cash flows used in investing activities totaled $18.8 million and $35.5 million for fiscal 2020 and fiscal 2019, respectively. The $16.7 million decrease in cash used was primarily due to decreased spending on manufacturing assets associated with our paint facility in fiscal 2020 when compared to fiscal 2019.

Total cash provided by (used in) financing activities

Cash provided by financing activities totaled $32.8 million for fiscal 2021, as compared with $11.1 million of cash used in financing activities for fiscal 2020. In fiscal 2021, net borrowings under the revolving credit facility increased $45.0 million compared to fiscal 2020. This source of cash was partially offset by increased cash paid for debt costs of $1.5 million in fiscal 2021 as compared to fiscal 2020.

Cash used in financing activities totaled $11.1 million and $9.5 million for fiscal 2020 and fiscal 2019, respectively. In fiscal 2020 we used more cash compared to the prior year on finance lease payments totaling $0.8 million, debt issuance costs totaling $0.9 million, and payments of employee taxes for share-based compensation activity totaling $2.9 million. These increased cash outflows were partially offset by approximately $2.7 million more in cash received for warrant exercises in fiscal 2020 when compared with fiscal 2019. All warrants have expired or been exercised so this component of cash flows from financing activities is not expected to repeat in future years.

Free cash flow

Management believes the non-GAAP measurement of Free Cash Flow, defined as net cash used in or provided by operating activities less cash paid for fixed assets and acquired intangible assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Measures We Use to Evaluate Our Performance” for further discussion. The following table sets forth the calculation of Free Cash Flow for the fiscal years presented:

(in thousands)	2021	2020	2019
Total cash (used in) provided by operating activities	$(54,241)	$3,459	$55,706
Cash paid for fixed assets and acquired intangible assets	(12,212)	(18,968)	(35,514)
Free Cash Flow	$(66,453)	$(15,509)	$20,192

Free Cash Flow for fiscal 2021 was $50.9 million lower than Free Cash Flow for fiscal 2020, primarily due to a $57.7 million decrease in cash provided by operating activities as discussed above. This decrease was partially offset by a reduction of $6.8 million in cash paid for fixed assets in fiscal 2021 as compared to fiscal 2020 as we limited capital expenditures in fiscal 2021 to mitigate the ongoing impact of the COVID-19 pandemic on our operations, financial results and cash flows.

Free Cash Flow for fiscal 2020 was $35.7 million lower than Free Cash Flow for fiscal 2019, primarily due to a $52.2 million decrease in cash provided by operating activities as discussed above. This decrease was partially offset by a reduction of $16.5 million in cash paid for fixed assets as we limited capital expenditures in fiscal 2020 and had significant capital expenditures related to our paint facility in fiscal 2019 that did not recur.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $6.3 million at October 2, 2021, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at October 2, 2021 which relates to a guarantee of indebtedness for a term loan obtained by one of our dealers with a remaining maturity up to 1.3 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory; allowance for doubtful accounts; potential impairment of long-lived assets, goodwill and intangibles; and the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

The estimates that require management to exercise the greatest extent of judgment in establishing assumptions and that could have a material impact on our consolidated financial statements should they change significantly in a future period are defined as "critical" in nature and include the following:

Self-Insurance Reserves

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The establishment of the reserves utilizing such estimates and assumptions is based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. At October 2, 2021 and October 3, 2020, reserves totaled approximately $4.5 million and $5.0 million, respectively.
Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Although management believes the assumptions used in the determination of the value of the enterprise are reasonable, no assurance can be given that these assumptions will be achieved. As a result, impairment charges may occur when goodwill and intangible assets with indefinite useful lives are tested for impairment in the future.

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

Pensions

We have pension benefit costs and obligations, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to our plan. These factors include assumptions we make about interest rates and expected investment return on plan assets. In addition, our actuarial consultants also use subjective factors such as mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the pension benefit obligation. In estimating that rate, appropriate consideration is given to the returns being earned by the plan assets in the fund and rates of return expected to be available for reinvestment and we consider asset allocations, input from an external pension investment adviser, and risks and other factors adjusted for our specific investment strategy. The focus is on long-term trends and provides for the consideration of recent plan performance.

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at October 2, 2021, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $9.1 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $10.1 million.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine the warranty reserve calculates the average expected future warranty claims using historical warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The establishment of the reserve utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity. Management believes the methodology is reasonable (i) since the Company's product offerings and manufacturing processes do not change quickly or significantly and (ii) given the significant investments that the Company has made, and expects to continue making, to improve the quality, reliability and safety of the school buses it manufactures. Accordingly, while management believes that this methodology provides an accurate reserve estimate, actual claims incurred could differ from the original estimates, requiring future adjustments.

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

Interest Rate Risk

In the first quarter of fiscal 2019, we entered into a four year interest rate collar contract with a notional value of $150.0 million to partially mitigate our exposure to interest rate fluctuations on our variable rate term loan debt. The collar establishes a range where we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. Throughout fiscal 2021, the three month LIBOR rate fell below the established floor, which required us to make $2.0 million in total cash payments to the counterparty.

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

Currency Risk

The Company transacts substantially all of its sales in U.S. Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region, due in part to the time elapsed between a fixed price order date and delivery/payment for the order. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Therefore, at times, we may allow them to pay in their local currency and we may utilize derivative instruments to hedge changes in foreign currency exchange rates for those transactions.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) and subsidiaries as of October 2, 2021 and October 3, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended October 2, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 15, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Warranty Reserve

As discussed in Note 2 to the consolidated financial statements, the Company's warranty reserve is calculated based on the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The total warranty reserve was $19 million as of October 2, 2021.

We identified the evaluation of certain assumptions related to the average warranty costs per unit and the average expected warranty claim payment patterns used in the evaluation of the warranty reserve as a critical audit matter.

The principal considerations for our determination were (i) the Company’s assumptions relating to the average warranty costs per unit and the payment patterns over the term of the warranty involved a higher degree of auditor judgment, and (ii) specialized actuarial skills were needed to assess the Company's process and evaluate the assumptions regarding the determination of the average expected warranty claims and the affect of those assumptions on the reserve.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls over the Company's warranty claim process, including the data, inputs, and assumptions utilized to estimate the warranty reserve;

•Testing the warranty reserve calculation, including the mathematical accuracy of the calculation, the relevance, reliability, and sufficiency of the assumptions and the sources of data from which the assumptions were derived;

•Involving actuarial professionals with specialized knowledge and skills to assist in: (i) reviewing the Company’s actuarial methodology in calculating the warranty reserve, (ii) evaluating certain key assumptions used, including average warranty costs per unit and payment patterns over the term of the warranty, in the determination of the average expected warranty claims, and (iii) determining whether the methodology, assumptions, and calculation were consistent with historical evaluations and the aggregate impact of any changes to assumptions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Atlanta, Georgia
December 15, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 2, 2021 and October 3, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended October 2, 2021, and the related notes and schedule and our report dated December 15, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Atlanta, Georgia
December 15, 2021

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	October 2, 2021	October 3, 2020
Assets
Current assets
Cash and cash equivalents	$11,709	$44,507
Accounts receivable, net	9,967	7,623
Inventories	125,206	56,523
Other current assets	9,191	8,243
Total current assets	$156,073	$116,896
Property, plant and equipment, net	105,482	103,372
Goodwill	18,825	18,825
Intangible assets, net	49,443	51,632
Equity investment in affiliate	14,817	14,320
Deferred tax assets	4,413	4,365
Finance lease right-of-use assets	5,486	6,983
Other assets	1,481	1,022
Total assets	$356,020	$317,415
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$72,270	$57,602
Warranty	7,385	8,336
Accrued expenses	12,267	15,773
Deferred warranty income	7,832	8,540
Finance lease obligations	1,327	1,280
Other current liabilities	8,851	10,217
Current portion of long-term debt	14,850	9,900
Total current liabilities	$124,782	$111,648
Long-term liabilities
Revolving credit facility	$45,000	$—
Long-term debt	149,573	164,204
Warranty	11,165	13,038
Deferred warranty income	12,312	14,048
Deferred tax liabilities	3,673	254
Finance lease obligations	4,538	5,879
Other liabilities	14,882	14,315
Pension	22,751	47,259
Total long-term liabilities	$263,894	$258,997
Guarantees, commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued with liquidation preference of $0 at October 2, 2021 and October 3, 2020	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,205,269 and 27,048,404 shares outstanding at October 2, 2021 and October 3, 2020, respectively	3	3
Additional paid-in capital	96,170	88,910
Accumulated deficit	(33,753)	(33,464)
Accumulated other comprehensive loss	(44,794)	(58,397)
Treasury stock, at cost, 1,782,568 shares at October 2, 2021 and October 3, 2020	(50,282)	(50,282)
Total stockholders' deficit	$(32,656)	$(53,230)
Total liabilities and stockholders' deficit	$356,020	$317,415

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2021	2020	2019
Net sales	$683,995	$879,221	$1,018,874
Cost of goods sold	611,854	783,021	885,400
Gross profit	$72,141	$96,200	$133,474
Operating expenses
Selling, general and administrative expenses	65,619	74,206	89,642
Operating profit	$6,522	$21,994	$43,832
Interest expense	(9,682)	(12,252)	(12,879)
Interest income	4	11	9
Other income (expense), net	1,776	738	(1,331)
Loss on debt modification	(598)	—	—
(Loss) income before income taxes	$(1,978)	$10,491	$29,631
Income tax benefit (expense)	1,191	(1,519)	(7,573)
Equity in net income of non-consolidated affiliate	498	3,213	2,242
Net (loss) income	$(289)	$12,185	$24,300

(Loss) earnings per share:

Basic weighted average shares outstanding	27,139,054	26,850,999	26,455,436
Diluted weighted average shares outstanding	27,139,054	27,086,555	27,043,814

Basic (loss) earnings per share	$(0.01)	$0.45	$0.92
Diluted (loss) earnings per share	$(0.01)	$0.45	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
(in thousands)	2021	2020	2019
Net (loss) income	$(289)	$12,185	$24,300
Other comprehensive income (loss), net of tax
Net change in defined benefit pension plan	13,603	(2,243)	(17,727)
Total other comprehensive income (loss), net of tax	$13,603	$(2,243)	$(17,727)
Comprehensive income	$13,314	$9,942	$6,573

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(289)	$12,185	$24,300
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,446	14,400	10,383
Non-cash interest expense	2,754	3,651	3,822
Share-based compensation	5,938	4,141	4,273
Equity in net income of non-consolidated affiliate	(498)	(3,213)	(2,242)
(Gain) loss on disposal of fixed assets	(679)	(76)	5
Deferred taxes	(925)	29	6,632
Amortization of deferred actuarial pension losses	1,861	1,720	2,758
Loss on debt modification	598	—	—
Foreign currency hedges	—	—	109
Changes in assets and liabilities:
Accounts receivable	(2,345)	2,914	13,530
Inventories	(68,684)	22,308	(21,497)
Other assets	(409)	5,068	(4,651)
Accounts payable	14,081	(40,258)	6,318
Accrued expenses, pension and other liabilities	(19,090)	(19,410)	9,707
Dividend from equity investment in non-consolidated affiliate	—	—	2,259
Total adjustments	$(53,952)	$(8,726)	$31,406
Total cash (used in) provided by operating activities	$(54,241)	$3,459	$55,706
Cash flows from investing activities
Cash paid for fixed assets	$(12,212)	$(18,968)	$(35,514)
Proceeds from sale of fixed assets	903	165	47
Total cash used in investing activities	$(11,309)	$(18,803)	$(35,467)
Cash flows from financing activities
Net borrowings under the revolving credit facility	$45,000	$—	$—
Borrowings under the term loan	—	—	50,000
Repayments of the term loan	(9,900)	(9,900)	(9,900)
Principal payments on finance leases	(1,294)	(945)	(133)
Cash paid for debt costs	(2,476)	(935)	—
Net cash received (paid) for exercises and employee taxes on vested restricted shares and stock option exercises	1,422	(3,568)	(636)
Proceeds from exercises of warrants	—	4,240	1,499
Tender offer repurchase of common stock and preferred stock	—	—	(50,370)
Total cash provided by (used in) financing activities	$32,752	$(11,108)	$(9,540)
Change in cash and cash equivalents	(32,798)	(26,452)	10,699
Cash and cash equivalents, beginning of year	44,507	70,959	60,260
Cash and cash equivalents, end of year	$11,709	$44,507	$70,959

	Fiscal Years Ended
(in thousands)	2021	2020	2019

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$11,568	$7,591	$10,408
Income tax paid (received), net of tax refunds	31	(1,542)	4,586
Non-cash Investing and Financing Activities:
Changes in accounts payable for capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$587	$(5,422)	$8,040
Cashless exercise of stock options	2,299	5,246	481
Cashless exercise of warrants	—	—	416
Right-of-use assets obtained in exchange for operating lease obligations	62	—	8,040
Right-of-use assets obtained in exchange for finance lease obligations	—	3,496	4,770
Conversion of preferred stock into common stock	—	—	9,264

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, September 29, 2018	27,259,262	$3	$70,023	93,000	$9,300	$(38,427)	$(69,235)	—	$—	$(28,336)
Adoption of revenue recognition standard (ASC 606) adjustment	—	—	—	—	—	—	(714)	—	—	(714)
Exercise of stock warrants	144,996	—	1,499	—	—	—	—	—	—	1,499
Restricted stock activity	51,195	—	(596)	—	—	—	—	—	—	(596)
Stock option activity	3,836	—	(40)	—	—	—	—	—	—	(40)
Tender offer share repurchases	(1,782,568)	—	(52)	(364)	(36)	—	—	1,782,568	(50,282)	(50,370)
Preferred stock conversion	799,615	—	9,264	(92,636)	(9,264)	—	—	—	—	—
Share-based compensation expense	—	—	4,173	—	—	—	—	—	—	4,173
Net income	—	—	—	—	—	—	24,300	—	—	24,300
Other comprehensive loss, net of tax	—	—	—	—	—	(17,727)	—	—	—	(17,727)
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Exercise of stock warrants	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	94,724	—	(1,623)	—	—	—	—	—	—	(1,623)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	3,967	—	—	—	—	—	—	3,967
Net income	—	—	—	—	—	—	12,185	—	—	12,185
Other comprehensive loss, net of tax	—	—	—	—	—	(2,243)	—	—	—	(2,243)
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(517)	—	—	—	—	—	—	(517)
Stock option activity	120,461	—	1,939	—	—	—	—	—	—	1,939
Share-based compensation expense	—	—	5,838	—	—	—	—	—	—	5,838
Net loss	—	—	—	—	—	—	(289)	—	—	(289)
Other comprehensive income, net of tax	—	—	—	—	—	13,603	—	—	—	13,603
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

Blue Bird Body Company ("BBBC"), a wholly-owned subsidiary of Blue Bird Corporation, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of BBBC’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. References in these notes to financial statements to “Blue Bird,” the “Company,” “we,” “our,” or “us” refer to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise. We are headquartered in Macon, Georgia.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019 are referred to herein as “fiscal 2021,” “fiscal 2020” and “fiscal 2019,” respectively. There were 52 weeks in fiscal 2021 and fiscal 2019, and there were 53 weeks in fiscal 2020.

COVID-19

Beginning at the end of our second quarter of fiscal 2020 and continuing throughout fiscal 2021, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic significantly impacted our financial results for the second half of fiscal 2020, which continued throughout fiscal 2021, causing, among other matters, lower customer orders for both buses and bus parts, major supply chain disruptions, particularly in the second half of fiscal 2021, higher rates of absenteeism among our hourly production workforce and several temporary shutdowns of our manufacturing facilities during fiscal 2021 as we could not secure an adequate supply of critical components to allow us to initiate or complete, as applicable, the production process to fulfill sales orders. The continuing development and fluidity of the pandemic and its trailing impact precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.
2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangible assets, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including the extent and duration of the COVID-19 related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

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

Revenue Recognition

The Company records revenue when the following five steps have been completed:

1.Identification of the contract(s) with a customer;
2.Identification of the performance obligation(s) in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue, when, or as, we satisfy performance obligations.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facility and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying value of the Company’s revolving credit facility and long-term debt approximates fair value due to the variable interest rate. See Note 8, Debt, for further discussion.

Derivative Instruments

In limited circumstances, we may utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates or interest rates relating to variable rate debt. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income (loss), depending on whether the derivative instrument qualifies, and is appropriately designated, for hedge accounting treatment and if so, whether it represents a fair value or cash flow hedge. Gains and losses on derivative instruments are recognized in the operating results line item that reflects the underlying exposure that was mitigated either via a formal hedge accounting relationship or economically. The exchange of cash, if any, associated with derivative transactions is classified in the same category as the cash flows from the underlying items giving rise to the foreign currency or interest rate exposures.

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

Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the leases recorded do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets also include any base rental or lease payments made and exclude lease incentives.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired less liabilities assumed in connection with such acquisition. In accordance with the provisions of Accounting Standards Codification Topic ("ASC") 350, Intangibles—Goodwill and Other, goodwill and intangible assets with indefinite useful lives acquired in an acquisition are not amortized, but instead are tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may include a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $2.0 million and $2.2 million at October 2, 2021 and October 3, 2020, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $1.1 million, $0.9 million and $0.9 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2021. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other income (expense), net on our Consolidated Statements of Operations.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For fiscal 2021, fiscal 2020 and fiscal 2019, the Company expensed $5.2 million, $6.4 million and $11.5 million, respectively.

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

The Company's policy for releasing income tax effects from accumulated other comprehensive income (loss) is to use a specific identification approach.

Environmental Liabilities

The Company records reserves for environmental liabilities on a discounted basis when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. See Note 10, Guarantees, Commitments and Contingencies, for further information.

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. As discussed further in Note 11, Segment Information, the Company determined its operating and reportable segments to be Bus and Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the U.S., Canada and in international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network.

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

Recently Adopted Accounting Standards

ASU 2016-13 In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that credit losses on most financial instruments measured at amortized cost and certain other financial instruments be measured using an expected credit loss model. Under this model, entities are required to estimate credit losses over the entire contractual term of the financial instrument from the date of initial recognition of the instrument. As required, the Company adopted this guidance on October 4, 2020, the first day of the Company’s first quarter of fiscal 2021. While a number of financial instruments are subject to the scope of ASU 2016-13, its provisions applied only to the Company’s accounts receivable. Given that the Company extends credit with short contractual terms on only a small percentage of its sales, the adoption of the expected credit loss model did not have any impact on the Company’s consolidated financial statements.

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

ASU 2021-01 On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848, Reference Rate Reform, and clarifies some of its guidance as part of the FASB’s ongoing monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets.

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

On March 5, 2021, the Intercontinental Exchange, Inc. ("ICE") Benchmark Administration ("IBA"), the administrator of the U.S. Dollar London Interbank Offering Rate ("LIBOR"), issued a statement, following the completion of a formal consultation process, reaffirming the preliminary announcement it made on November 30, 2020, to cease publication of (i) 1 week and 2 month LIBOR subsequent to December 31, 2021 and (ii) the overnight and 1, 3, 6 and 12 month LIBOR tenors subsequent to June 30, 2023. The IBA’s statement regarding such cessation dates primarily resulted from a majority of LIBOR panel banks communicating to the IBA that they would be unwilling to continue contributing to the relevant LIBOR settings after such dates. As a result, the IBA determined that it would be unable to publish the relevant LIBOR settings on a representative basis after such dates. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the IBA, confirmed that, based on information it received from LIBOR panel banks, it does not expect that any LIBOR settings will become unrepresentative before the announced cessation dates summarized above.

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

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	October 2, 2021	October 3, 2020
Accounts receivable	$10,067	$7,723
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$9,967	$7,623

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2021	2020	2019
Balance at beginning of period	$21,374	$22,343	$22,646
Add: current period accruals	6,920	8,980	10,869
Less: current period reductions of accrual	(9,744)	(9,949)	(11,172)
Balance at end of period	$18,550	$21,374	$22,343

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two years to five years, for the fiscal years presented:

(in thousands)	2021	2020	2019
Balance at beginning of period	$22,588	$24,045	$23,191
Add: current period deferred income	6,192	7,298	9,238
Less: current period recognition of income	(8,636)	(8,755)	(8,384)
Balance at end of period	$20,144	$22,588	$24,045

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $7.8 million of the outstanding contract liability in fiscal 2022, and the remaining balance thereafter.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	October 2, 2021	October 3, 2020
Current portion	$2,781	$2,993
Long-term portion	1,732	1,962
Total accrued self-insurance	$4,513	$4,955

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues recognized were $13.4 million, $16.9 million and $19.4 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The related cost of goods sold were $11.7 million, $14.5 million and $17.0 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined in Note 8) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range where we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. Throughout the fiscal year ended October 2, 2021, the three month LIBOR rate fell below the established floor, which required us to make $2.0 million in total cash payments to the counterparty.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At October 2, 2021, the fair value of the interest rate collar contract was $2.0 million and is included in "other current liabilities" on the Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	October 2, 2021	October 3, 2020
Raw materials	$74,862	$43,272
Work in process	41,257	8,989
Finished goods	9,087	4,262
Total inventories	$125,206	$56,523

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	October 2, 2021	October 3, 2020
Land	$2,504	$2,164
Buildings	47,307	46,509
Machinery and equipment	101,836	100,112
Office furniture, equipment and other	2,185	2,184
Computer equipment and software	19,233	17,443
Construction in process	25,555	18,028
Property, plant and equipment, gross	198,620	186,440
Accumulated depreciation and amortization	(98,290)	(88,925)
Operating lease right-of-use assets (1)	5,152	5,857
Property, plant and equipment, net	$105,482	$103,372

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $9.8 million, $10.1 million, and $7.3 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

We capitalized $0.8 million of interest expense in fiscal 2021 related to the construction of plant manufacturing assets.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
October 2, 2021
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

October 3, 2020
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of fiscal 2021 and fiscal 2020, we performed our annual impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	October 2, 2021			October 3, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$2,876	$280	$3,156	$2,556	$600
Finite lived: Customer relationships	37,425	28,078	9,347	37,425	26,209	11,216
Total amortized intangible assets	40,581	30,954	9,627	40,581	28,765	11,816
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$30,954	$49,443	$80,397	$28,765	$51,632

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of fiscal 2021 and fiscal 2020, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairment of our indefinite lived intangible has been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 2 or 7 years. Total amortization expense for intangible assets was $2.2 million, $3.1 million, and $2.9 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

(in thousands)
Fiscal Years Ending	Amortization Expense
2022	$2,010
2023	2,010
2024	1,869
2025	1,869
2026	1,869
Thereafter	—
Total amortization expense	$9,627

8. Debt

Original Credit Agreement

On December 12, 2016, BBBC ("Borrower"), executed a $235.0 million five-year credit agreement with Bank of Montreal, which acts as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as co-syndication agent, together with other lenders ("Credit Agreement").

The credit facilities provided for under the Credit Agreement consisted of a term loan facility in an aggregate initial principal amount of $160.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility included a $15.0 million letter of credit sub-facility and a $5.0 million swing-line sub-facility (“Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). The obligations under the Credit Agreement and the related loan documents (including without limitation, the borrowings under the Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), are, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries including the Borrower, with certain exclusions as set forth in a collateral agreement entered into on the closing date.

First Amendment to the Credit Agreement

On September 13, 2018, the Company entered into a first amendment to the Credit Agreement ("First Amended Credit Agreement"). The First Amended Credit Agreement provided for additional funding of $50.0 million and was funded in the first quarter of fiscal 2019. Substantially all of the proceeds were used to complete a tender offer to purchase shares of our common and preferred stock.

The First Amended Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (as disclosed at the end of this footnote). In connection with the First Amended Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and are being amortized over the life of the First Amended Credit Agreement using the effective interest method.

The interest rate on the Term Loan Facility was (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25%, and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio ("TNLR") of the Company, an election of either base rate or LIBOR pursuant to the table below:

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

Second Amendment to the Credit Agreement

On May 7, 2020, the Company entered into a second amendment to the Credit Agreement and First Amended Credit Agreement (“Second Amended Credit Agreement”). The Second Amended Credit Agreement provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Second Amended Credit Agreement mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amended Credit Agreement. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%. We incurred $0.9 million in fees related to the amendment. The fees were capitalized to other assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis to interest expense until maturity of the agreement.

Third Amendment to the Credit Agreement

On December 4, 2020, the Company executed a third amendment to the Credit Agreement, First Amended Credit Agreement and Second Amended Credit Agreement ("Third Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate is timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elects to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

Amendments to the financial performance covenants provide that during the Limited Availability Period, a higher maximum TNLR is permitted, and requires the Company to maintain liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ended on or around December 31, 2020 and the fiscal quarter ended on or around September 30, 2021 that fell within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applies instead of a maximum TNLR.

The pricing grid in the First Amended Credit Agreement, which is based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remains unchanged.  However, during the Limited Availability Period, an additional margin of 0.50% applies.

During the Limited Availability Period, the Amended Credit Agreement requires that Borrower prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceed $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semimonthly basis.  Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period may not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implements a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, the Amended Credit Agreement sets forth additional monthly reporting requirements, and requires subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the third amendment. Of such total, approximately $1.1 million and $0.9 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended Credit Agreement. The remaining approximate $0.5 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

In conjunction with executing the third amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling approximately $0.1 million were expensed to loss on debt modification on the Consolidated Statements of Operations.

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands)	October 2, 2021	October 3, 2020
2023 term loans, net of deferred financing costs of $2,027 and $2,246, respectively	$164,423	$174,104
Less: Current portion of long-term debt	14,850	9,900
Long-term debt, net of current portion	$149,573	$164,204

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At October 2, 2021 and October 3, 2020, $166.5 million and $176.4 million, respectively, were outstanding on the term loans.

At October 2, 2021 and October 3, 2020, the stated interest rates on the term loans were 4.0% and 3.5%, respectively. At October 2, 2021 and October 3, 2020, the weighted-average annual effective interest rates for the term loans were 6.0% and 4.1%, respectively, which included amortization of the deferred debt issuance costs and interest payments relating to the interest rate collar, as applicable.

There were $45.0 million in borrowings outstanding on the Revolving Credit Facility at October 2, 2021. Additionally, there were $6.3 million of Letters of Credit outstanding on October 2, 2021, providing the Company the ability to borrow $48.7 million on the revolving line of credit.

Interest expense on all indebtedness for fiscal 2021, fiscal 2020 and fiscal 2019 was $9.7 million, $12.3 million, and $12.9 million, respectively.

The schedule of remaining principal maturities for the term loans is as follows:

(in thousands)
Year	Principal Payments
2022	$14,850
2023	151,600
Total remaining principal payments	$166,450

9. Income Taxes

The components of income tax benefit (expense) were as follows for the fiscal years presented:

(in thousands)	2021	2020	2019
Current tax provision:
Federal	$348	$(1,425)	$156
State	(82)	(65)	(985)
Foreign	—	—	(112)
Total current tax benefit (expense)	$266	$(1,490)	$(941)
Deferred tax provision:
Federal	$604	$(715)	$(5,844)
State	321	686	(788)
Total deferred tax benefit (expense)	925	(29)	(6,632)
Income tax benefit (expense)	$1,191	$(1,519)	$(7,573)

At October 2, 2021, the Company had $8.9 million in state tax credit carryforwards and $0.5 million federal tax credit carryforwards. The Company maintains a partial valuation allowance on the state tax credit carryforwards. Of this balance, the Company estimates approximately $3.6 million of state tax credit carryforwards will expire unused between 2028 and 2031.

At October 2, 2021, the Company had $16.5 million in state net operating loss ("NOL") carryforwards and $1.0 million Federal NOL carryforwards. Of this balance, the Company estimates approximately $10.9 million of state NOL carryforwards will expire unused between 2028 and 2033.

The effective tax rates for fiscal 2021, fiscal 2020 and fiscal 2019 were 60.2%, 14.5% and 25.6%, respectively.

The effective tax rate for fiscal 2021 differed from the statutory Federal income tax rate of 21.0%. There were several items that increased the effective tax rate to 60.2%, including the impacts of tax credits, return to accrual adjustments, and state taxes on the Federal rate. These increases were partially offset by a change in uncertain tax positions.

The effective tax rate for fiscal 2020 differed from the statutory Federal income tax rate of 21%. There were minor items that lowered the effective tax rate to 14.5%, primarily the impacts of tax credits and state taxes on the Federal rate. These decreases were offset to a lesser degree by the recording of a partial valuation allowance for state taxes and minor return to accrual adjustments.

The effective tax rate for fiscal 2019 differed from the statutory federal income tax rate of 21%, mainly due to the unfavorable impact of valuation allowances, share-based and other compensation limitations, and state taxes, which included the application of tax credits claimed as offsets against our payroll tax liabilities. The valuation allowance increased mainly due to the accrual of income tax credits that were greater than our ability to utilize before expiration. These items were partially offset by benefits from Federal and state tax credits.

A reconciliation between the reported income tax benefit (expense) and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2021	2020	2019
Federal tax benefit (expense) at statutory rate	$415	$(2,203)	$(6,223)
(Increase) reduction in income tax expense resulting from:
State taxes, net	552	1,508	(611)
Change in uncertain tax positions	(635)	—	—
Share-based compensation	(135)	188	(320)
Permanent items	(20)	(33)	(59)
Valuation allowance	—	(977)	(1,043)
Tax credits	450	390	470
Return to accrual adjustments	476	(260)	115
Investor tax on non-consolidated affiliate income	(28)	(185)	14
Tax rate adjustments	—	—	(32)
Other	116	53	116
Income tax benefit (expense)	$1,191	$(1,519)	$(7,573)

The guidance for accounting for uncertainty in income taxes requires that a determination be made regarding whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, which is the threshold required for recognition of the tax position in the financial statements. During fiscal 2021, management obtained additional information that resulted in a conclusion that certain tax positions previously recognized in specific prior year financial statements may be subject to adjustment in conjunction with an examination. Accordingly, such determination resulted in the derecognition of these tax positions during fiscal 2021. The Company's liability arising from uncertain tax positions ("UTPs"), including accrued interest and penalties, is recorded in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2021	2020	2019
Balance, beginning of year	$—	$—	$—
Additions for tax positions of prior years	370	—	—
Balance, end of year	$370	$—	$—

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were accrued interest and penalties of $0.3 million at October 2, 2021 and none at October 3, 2020.

The Company is subject to taxation mostly in the U.S. and various state jurisdictions. At October 2, 2021, tax years prior to 2015 and 2018 are generally no longer subject to examination by Federal and most state tax authorities, respectively.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands)	October 2, 2021	October 3, 2020
Deferred tax liabilities
Property, plant and equipment	$(10,475)	$(11,029)
Other intangible assets	(12,060)	(11,807)
Investor tax on non-consolidated affiliate income	(692)	(668)
Other assets	(105)	(135)
Total deferred tax liabilities	$(23,332)	$(23,639)
Deferred tax assets
NOL carryforward	$1,126	$600
Accrued expenses	6,941	8,419
Compensation	6,691	11,416
Interest limitation carryforward	1,071	—
Inventories	760	1,017
Unearned income	3,488	3,444
Tax credits	7,448	6,307
Total deferred tax assets	$27,525	$31,203
Less: valuation allowance	(3,453)	(3,453)
Deferred tax assets less valuation allowance	$24,072	$27,750
Net deferred tax assets	$740	$4,111

10. Guarantees, Commitments and Contingencies

Litigation

At October 2, 2021, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

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

Our environmental liability using a discount rate of 9.3%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.2 million and $0.2 million at October 2, 2021 and October 3, 2020, respectively. The estimated aggregate undiscounted amount that will be incurred over the next six years is $0.5 million. At October 2, 2021, the estimated payments for each of the next five years are $0.1 million per year and the aggregate amount thereafter is $0.1 million. Future expenditures may exceed the amounts accrued and estimated.
Guarantees
In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At October 2, 2021, we had a $3.0 million guarantee outstanding that relates to a guarantee of indebtedness for a term loan with a remaining maturity up to 1.3 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At October 2, 2021, $0.2 million was included in other current liabilities on our Consolidated Balance Sheets for the estimated fair value of the guarantee.

Lease Commitments
We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 1 year to 6.2 years with the option to extend leases for up to 5.0 years.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Years Ended
Lease cost	Classification	2021	2020
Operating leases	Selling, general and administrative expenses	$1,149	$1,440
Finance leases
Amortization of lease assets	Cost of goods sold	1,497	1,168
Interest on lease liabilities	Interest expense	241	238
Short-term leases (1)	Cost of goods sold or selling, general and administrative expenses	487	1,390
Total lease cost		$3,374	$4,236

(1) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Classification depends on the purpose of the underlying lease.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	October 2, 2021	October 3, 2020
Assets
Operating	Property, plant and equipment	$5,152	$5,857
Finance (1)	Finance lease right-of-use	5,486	6,983
Total lease assets		$10,638	$12,840

Liabilities
Current
Operating	Other current liabilities	$1,158	$1,060
Finance	Finance lease obligations	1,327	1,280
Long-term
Operating	Other liabilities	5,529	6,651
Finance	Finance lease obligations	4,538	5,879
Total lease liabilities		$12,552	$14,870

(1) Net of accumulated amortization of $2.8 million and $1.3 million, respectively.
The operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms. One of our finance leases assumes renewal based on our expectations with regard to the lease and the contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	October 2, 2021
Fiscal Years Ended	Operating	Finance	Total
2022	$1,437	$1,530	$2,967
2023	1,427	1,530	2,957
2024	1,444	1,530	2,974
2025	1,456	1,742	3,198
2026	1,097	—	1,097
Thereafter	685	—	685
Total future minimum lease payments	7,546	6,332	13,878
Less: imputed interest	859	467	1,326
Total lease liabilities	$6,687	$5,865	$12,552

Lease terms and discount rates are presented in the following table:

	October 2, 2021
	Operating	Finance
Weighted average remaining lease term	5.3 years	3.6 years
Weighted average discount rate	4.6%	3.8%

Supplemental cash flow information is presented in the following table:

	Fiscal Years Ended
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$1,394	$1,711
Operating cash flows - finance leases	241	238
Financing cash flows - finance leases	1,294	945
Right-of-use assets exchanged for lease liabilities
Operating leases	$62	$—
Finance leases	—	3,496

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments is expected to be as follows:

(in thousands)
Fiscal Years Ended	Amount
2022	$58,579
2023	69
Total purchase commitments	$58,648

11. Segment Information

We manage our business in two operating segments: (i) the Bus segment, which includes the manufacture and assembly of buses to be sold to a variety of customers across the U.S., Canada, and in international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. The tables below present segment net sales and gross profit for the periods presented:

Net sales

(in thousands)	2021	2020	2019
Bus (1)	$625,198	$822,616	$952,242
Parts (1)	58,797	56,605	66,632
Segment net sales	$683,995	$879,221	$1,018,874

(1) Parts segment revenue includes $3.8 million, $4.1 million, and $3.5 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

(in thousands)	2021	2020	2019
Bus	$50,394	$76,059	$110,015
Parts	21,747	20,141	23,459
Segment gross profit	$72,141	$96,200	$133,474

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands)	2021	2020	2019
Segment gross profit	$72,141	$96,200	$133,474
Adjustments:
Selling, general and administrative expenses	(65,619)	(74,206)	(89,642)
Interest expense	(9,682)	(12,252)	(12,879)
Interest income	4	11	9
Other income (expense), net	1,776	738	(1,331)
Loss on debt modification	(598)	—	—
(Loss) income before income taxes	$(1,978)	$10,491	$29,631

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2021	2020	2019
United States	$601,751	$795,207	929,523
Canada	75,644	79,442	80,056
Rest of world	6,600	4,572	9,295
Total net sales	$683,995	$879,221	1,018,874

12. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2021	2020	2019
Diesel buses	$291,203	$397,567	$476,909
Alternative powered buses (1)	300,706	381,555	426,508
Other (2)	34,875	45,191	50,906
Parts	57,211	54,908	64,551
Net sales	$683,995	$879,221	$1,018,874

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, CNG, electric).
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

Tender Offer

On October 15, 2018, the Company received $50.0 million in funding from the First Amended Credit Agreement (refer to Note 8, Debt, for more information). In conjunction with the debt funding, we conducted a tender offer and accepted for purchase:

(i) 1,782,568 shares of our common stock at a price of $28.00 per share, which we hold as treasury stock; and
(ii) 364 shares of our Series A Convertible Cumulative Preferred Stock at a price of $241.69 per share.

The total aggregate cost was approximately $50.3 million, which includes fees and expenses related to the tender offer.

14. (Loss) Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2021	2020	2019
Numerator:
Net (loss) income	$(289)	$12,185	$24,300

Basic (loss) earnings per share:
Weighted average common shares outstanding	27,139,054	26,850,999	26,455,436
Basic (loss) earnings per share	$(0.01)	$0.45	$0.92

Diluted (loss) earnings per share (1):
Weighted average common shares outstanding	27,139,054	26,850,999	26,455,436
Weighted average dilutive securities, convertible preferred stock	—	—	98,984
Weighted average dilutive securities, restricted stock	—	188,791	180,032
Weighted average dilutive securities, warrants	—	—	179,105
Weighted average dilutive securities, stock options	—	46,765	130,257
Weighted average shares and dilutive potential common shares	27,139,054	27,086,555	27,043,814
Diluted (loss) earnings per share	$(0.01)	$0.45	$0.90

(1) Potentially dilutive securities representing 0.9 million and 0.4 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2021 and fiscal 2020, respectively, as their effect would have been anti-dilutive.

15. Share-Based Compensation

In fiscal 2015, we adopted the Omnibus Equity Incentive Plan ("Plan") and in fiscal 2020, amended and restated it. The Plan is administered by the Compensation Committee of our Board of Directors and the Committee may grant awards for the issuance of up to an aggregate of 5,200,000 shares of common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights (collectively, “SARs,” and each individually, a “SAR”), restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The exercise price of a share subject to a stock option may not be less than 100% of the fair market value of a share of the Company's common stock with respect to the grant date of such stock option. No portion of the options vest and become exercisable after the date on which the optionee’s service with the Company and its subsidiaries terminates. The vesting of all unvested shares of common stock subject to an option will automatically be accelerated in connection with a “Change in Control,” as defined in the Plan.

New shares of the Company's common stock are issued upon stock option exercises, or at the time of vesting for restricted stock. We have granted performance awards as part of our overall compensation plans. The vesting of these awards is primarily based upon the attainment of certain performance metrics established under our annual Management Incentive Plan ("MIP"), with the Compensation Committee of the Board of Directors maintaining final discretion over vesting amounts. Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units ("RSU"), are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. For fiscal 2020 and fiscal 2019, the volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility because we did not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under U.S. GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on its common stock. Restricted stock and RSUs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method and account for forfeitures in recording share-based compensation expense as they occur.

Restricted Stock Awards

The following table summarizes the Company's restricted stock and RSU activity for the fiscal year presented:

	2021
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	171,470	$18.64
Granted	183,291	18.82
Vested	(68,191)	19.93
Forfeited	(37,725)	18.35
Balance, end of year	248,845	18.50

The weighted-average grant date fair value of restricted stock awards granted in fiscal 2020 and fiscal 2019 was $18.64 and $17.30, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $3.9 million, $2.7 million, and $2.6 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively, with associated tax benefits of $1.0 million, $0.7 million, and $0.7 million, respectively. At October 2, 2021, unrecognized compensation cost related to restricted stock awards totaled $1.3 million and is expected to be recognized over a weighted-average period of nine months.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2021
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	532,298	$17.62
Granted	331,200	16.84
Exercised (1)	(120,461)	16.08
Expired	(64,308)	17.39
Forfeited	(52,562)	16.42
Outstanding options, end of year (2)	626,167	$17.93
Fully vested and exercisable options, end of year (3)	267,779	$17.85

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $1.1 million.
(2) Stock options outstanding at the end of the fiscal year had $2.1 million intrinsic value.
(3) Fully vested and exercisable options at the end of the fiscal year had $0.9 million intrinsic value.

The total aggregate intrinsic value of stock options exercised during fiscal 2020 and fiscal 2019 was $4.3 million and $0.1 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $1.9 million, $1.4 million, and $1.5 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively, with associated tax benefits of $0.5 million, $0.4 million, and $0.4 million, respectively. At October 2, 2021, unrecognized compensation cost related to stock option awards totaled $0.8 million and is expected to be recognized over a weighted-average period of nine months.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2021	2020	2019
Expected volatility	41%	32%	31%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.49%	1.61%	2.75%
Expected term (in years)	2.7 - 6.0	4.5 - 6.0	4.5 - 5.5
Weighted-average grant-date fair value	$6.58	$6.91	$5.58

16. Benefit Plans
Defined Benefit Pension Plan

The Company has a defined benefit pension plan (“Defined Benefit Plan”) covering U.S. hourly and salaried personnel. On May 13, 2002, the Defined Benefit Plan was amended to freeze new participation as of May 15, 2002, and therefore, any new employees who started on or after May 15, 2002 were not permitted to participate in the Defined Benefit Plan. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is calculated beyond this date.

The Company contributed $4.9 million and $0.5 million to the Defined Benefit Plan during fiscal 2021 and fiscal 2020, respectively. For fiscal 2021 and fiscal 2020, benefits paid were $7.3 million and $8.2 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $160.1 million and $169.7 million at October 2, 2021 and October 3, 2020, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands)	2021	2020
Projected benefit obligation balance, beginning of year	$169,741	$163,572
Interest cost	4,227	4,947
Assumption changes (1)	(6,580)	9,750
Actuarial gain	(47)	(315)
Benefits paid	(7,253)	(8,213)
Projected benefit obligations balance, end of year	$160,088	$169,741

(1) The assumption changes referenced in the table above result from (i) changes in the utilized discount rate to value the future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2021	2020
Fair value of plan assets, beginning of year	$122,482	$118,048
Actual return on plan assets	17,188	12,147
Employer contribution	4,920	500
Benefits paid	(7,253)	(8,213)
Fair value of plan assets, end of year	$137,337	$122,482

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	October 2, 2021	October 3, 2020
Benefit obligation	$160,088	$169,741
Fair value of plan assets	137,337	122,482
Funded status	(22,751)	(47,259)
Net pension liability recognized	$(22,751)	$(47,259)
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During fiscal 2021 and fiscal 2020, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2021.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
October 2, 2021
Assets:
Equity securities	$—	$87,827	$—	$87,827
Debt securities	—	49,510	—	49,510
Total assets at fair value	$—	$137,337	$—	$137,337

October 3, 2020
Assets:
Equity securities	$—	$60,016	$—	$60,016
Debt securities	—	62,466	—	62,466
Total assets at fair value	$—	$122,482	$—	$122,482

The following table represents net periodic benefit (income) expense and changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, before tax effect, for the fiscal years presented:

(in thousands)	2021	2020	2019
Interest cost	$4,227	$4,947	$6,047
Expected return on plan assets	(7,777)	(7,384)	(7,619)
Amortization of net loss	1,861	1,720	2,758
Net periodic benefit (income) expense	$(1,689)	$(717)	$1,186
Net (gain) loss	$(16,038)	$4,671	$26,083
Amortization of net loss	(1,861)	(1,720)	(2,758)
Total recognized in other comprehensive (income) loss	$(17,899)	$2,951	$23,325
Total recognized in net periodic pension benefit (income) expense and other comprehensive (income) loss	$(19,588)	$2,234	$24,511

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.2 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	October 2, 2021	October 3, 2020
Discount rate	2.80%	2.55%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	October 2, 2021	October 3, 2020
Discount rate	2.55%	3.10%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated are as follows:

	October 2, 2021	October 3, 2020
Equity securities	64%	49%
Debt securities	36%	51%
Total securities	100%	100%

There was no Company common stock included in equity securities. Assets of the Defined Benefit Plan are invested primarily in funds that further invest in equity or debt securities. Assets are valued using quoted prices in active markets.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. In estimating that rate, appropriate consideration is given to the returns being earned by the plan assets in the fund and rates of return expected to be available for reinvestment and a building block method. The expected rate of return on each asset class is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate).

The investment strategy for pension plan assets is to limit risk through asset allocation, diversification, selection and timing. Assets are managed on a total return basis, with dividends and interest reinvested in the account.

The Company expects to contribute $0 to its Defined Benefit Plan in fiscal 2022 in accordance with required IRS minimums. The following benefit payments are expected to be paid out of the Company's pension assets to the plan participants in the fiscal years indicated:

(in thousands)	Expected Payments
2022	$8,249
2023	8,438
2024	8,592
2025	8,766
2026	8,870
2027 - 2031	44,253
Total expected future benefit payments	$87,168

Defined Contribution Plan

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During fiscal 2021, fiscal 2020 and fiscal 2019, the Company offered a 50% match on the first 6% of the employee’s contributions. However, due to the impacts of COVID-19, the Company temporarily paused this match from October 2020 through July 2021. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $0.5 million, $2.2 million and $2.2 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for fiscal 2021, fiscal 2020, and fiscal 2019, was $13.8 million, $14.9 million, and $12.1 million, respectively.

Employee Compensation Plans

The MIP compensates certain key salaried management employees and is derived based upon the "Adjusted EBITDA" (earnings before interest, taxes, depreciation, and amortization, as adjusted) and "Free Cash Flow" metrics. There were no MIP bonus liabilities included in accrued expenses on the Consolidated Balance Sheets at October 2, 2021 and October 3, 2020, respectively.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird, utilizing the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received. At October 2, 2021 and October 3, 2020, the carrying value of the Company's investment was $14.8 million and $14.3 million, respectively. During fiscal 2021 and fiscal 2020, Micro Bird did not pay any dividends to the venture partners.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $0.5 million, $3.2 million, and $2.2 million in equity in net income of non-consolidated affiliate for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

18. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss (“AOCL”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Total AOCL
Balance, September 29, 2018	$(38,427)	$(38,427)
Other comprehensive loss, gross	(26,083)	(26,083)
Amounts reclassified and included in earnings	2,758	2,758
Total before taxes	(23,325)	(23,325)
Income taxes	5,598	5,598
Balance, September 28, 2019	$(56,154)	$(56,154)
Other comprehensive loss, gross	(4,671)	(4,671)
Amounts reclassified and included in earnings	1,720	1,720
Total before taxes	(2,951)	(2,951)
Income taxes	708	708
Balance, October 3, 2020	$(58,397)	$(58,397)
Other comprehensive income, gross	16,038	16,038
Amounts reclassified and included in earnings	1,861	1,861
Total before taxes	17,899	17,899
Income taxes	(4,296)	(4,296)
Balance, October 2, 2021	$(44,794)	$(44,794)

19. Subsequent Events

Fourth Amendment to the Credit Agreement

On November 24, 2021, the Company executed a fourth amendment to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement and Third Amended Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”), or (b) the first date on which Borrower elects to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Fourth Amended Credit Agreement.

With respect to the financial performance covenants, during the Amended Limited Availability Period for the fiscal quarters ending January 1, 2022 through October 1, 2022, the TNLR requirement is not applicable, although it continues to impact the interest rate that is charged on outstanding borrowings as discussed below. Instead, the minimum consolidated EBITDA that the Company is required to maintain during the Amended Limited Availability Period has been updated to include fiscal 2022 as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending January 1, 2022	$14.5
Fiscal quarter ending April 2, 2022	$(4.5)
Fiscal quarter ending July 2, 2022	$(6.8)
Fiscal quarter ending October 1, 2022	$20.0

However, in the event that Borrower elects to terminate the Amended Limited Availability Period in fiscal 2022, the maximum TNLR permitted is 3.50x.

The minimum liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company must maintain during the Amended Limited Availability Period has been amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Fourth amendment effective date through January 1, 2022	$10.0
January 2, 2022 through April 2, 2022	$5.0
April 3, 2022 through July 2, 2022	$15.0
Thereafter	$20.0

Additionally, a new financial performance covenant was added in the Fourth Amended Credit Agreement, requiring that school bus units manufactured by the Company (“Units”) not fall below the pre-set thresholds set forth in the table below on a three month trailing basis (“Units Covenant”). The Units Covenant is triggered only if the Company’s liquidity for the most-recently ended fiscal month is less than $50 million during the Amended Limited Availability Period:

Period	Minimum Units Manufactured
Three month period ending November 27, 2021	1,128
Three month period ending January 1, 2022	776
Three month period ending January 29, 2022	748
Three month period ending February 26, 2022	727
Three month period ending April 2, 2022	763
Three month period ending April 30, 2022	1,111
Three month period ending May 28, 2022	1,525
Three month period ending July 2, 2022	2,053
Three month period ending July30, 2022	2,072
Three month period ending August 27, 2022	2,199
Three month period ending October 1, 2021	2,306

If the Units during any three fiscal month period set forth above is less than the minimum required by the Units Covenant, Borrower may elect to carry forward up to 50% of certain applicable excess Units to satisfy the Units Covenant requirement. However, Borrower may not make such election in two consecutive three fiscal month periods.

The pricing grid in the Fourth Amended Credit Agreement, which is based on the TNLR, is determined in accordance with the amended pricing matrix set forth below:

Level	Total Net Leverage Ratio	ABR Loans	Eurodollar Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than or equal to 3.50x and less than 4.50x	2.00%	3.00%
VII	Greater than or equal to 4.50x and less than 5.00x	3.25%	4.25%
VIII	Greater than 5.00x	4.25%	5.25%

During the Amended Limited Availability Period (notwithstanding the pricing grid set forth above), the applicable rate shall be (a) solely to the extent that the aggregate revolving exposures exceed $100.0 million, 5.75% with respect to such excess and (b) with respect to all other revolving exposures, the sum of the rate determined by the administrative agent in accordance with the pricing grid set forth above, plus 0.50%.

Additional allowances have been made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company is required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period may not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following any issuance or incurrence of Junior Capital, the Availability Cap is permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended Credit Agreement sets forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

Sale of Common Stock

On December 15, 2021, the Company issued and sold through a private placement an aggregate 4,687,500 shares of its common stock at $16.00 per share (“Private Placement”) to Coliseum Capital Partners and Blackwell Partners LLC (collectively, “Coliseum”). Subsequent to the sale, Coliseum will own an approximate 15% equity interest in the Company. In connection with the purchase of the shares, Coliseum receives customary registration rights and the Company will add Adam Gray of Coliseum as a Class II director. The Company intends to use the net proceeds ($75.0 million) from the Private Placement for working capital and other general corporate purposes, which may include acquisitions, investments in technologies or businesses, operating expenses and capital expenditures.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of October 2, 2021 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of October 2, 2021.

Our independent registered public accounting firm has issued their report on the effectiveness of our internal control over financial reporting as of October 2, 2021, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2022. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement. Also see the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Report.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 2, 2021 and October 3, 2020

Consolidated Statements of Operations for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019

Consolidated Statements of Comprehensive Income for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019

Consolidated Statements of Stockholders' Deficit for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019

Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019

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

4.5    Third Amendment to Credit Agreement, dated as of December 4, 2020, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 9, 2020).

4.6*    Description of the registrant's securities.

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

10.17†    Offer Letter dated October 19, 2015 between Blue Bird Corporation and Tom Roberts (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed by the Company on December 8, 2017).

10.18    First Amendment to Credit Agreement, dated as of September 13, 2018, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on September 13, 2018).

10.19    Second Amendment to Credit Agreement, dated as of May 7, 2020, by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2020).

10.20    Third Amendment to Credit Agreement, dated as of December 4, 2020, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 9, 2020).

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

10.23†    Transition Agreement dated June 22, 2021, between Philip Horlock and Blue Bird Corporation, together with related Consulting Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 12, 2021).

10.24†    Employment Agreement effective July 1, 2021, between Matthew Stevenson and Blue Bird Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 12, 2021).

10.25†    Retirement Agreement dated June 22, 2021, between Tom Roberts and Blue Bird Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 12, 2021).

10.26†*    Offer Letter, dated as of October 1, 2021, between Blue Bird Corporation and Razvan Radulescu.

10.27†*    Severance Agreement, dated as of October 1, 2021, between Blue Bird Corporation and Razvan Radulescu.

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

101*    The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
September 28, 2019	$100	$—	$—	$100
October 3, 2020	100	—	—	100
October 2, 2021	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
September 28, 2019	$1,432	$1,203	$(159)	$2,476
October 3, 2020	2,476	999	(22)	3,453
October 2, 2021	3,453	—	—	3,453

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Bird Corporation

Dated:	December 15, 2021	By:	/s/ Matthew Stevenson
Matthew Stevenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Matthew Stevenson	President, Chief Executive Officer and Director
Matthew Stevenson	(Principal Executive Officer)	December 15, 2021

/s/ Razvan Radulescu	Chief Financial Officer
Razvan Radulescu	(Principal Financial and Accounting Officer)	December 15, 2021

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 15, 2021

/s/ Chan Galbato
Chan Galbato	Director	December 15, 2021

/s/ Douglas Grimm
Douglas Grimm	Director	December 15, 2021

/s/ Philip Horlock
Philip Horlock	Director	December 15, 2021

/s/ Kevin Penn
Kevin Penn	Director	December 15, 2021

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 15, 2021

/s/ Kathleen M. Shaw, PH.D.
Kathleen M. Shaw, PH.D.	Director	December 15, 2021

/s/ Jared Sperling
Jared Sperling	Director	December 15, 2021