Form 10-Q
period 2022-01-01
Blue Bird Corp
filed 2022-02-09
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

At February 7, 2022, 31,975,274 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	January 1, 2022	October 2, 2021
Assets
Current assets
Cash and cash equivalents	$4,069	$11,709
Accounts receivable, net	6,140	9,967
Inventories	141,953	125,206
Other current assets	12,044	9,191
Total current assets	$164,206	$156,073
Property, plant and equipment, net	104,675	105,482
Goodwill	18,825	18,825
Intangible assets, net	48,940	49,443
Equity investment in affiliate	13,916	14,817
Deferred tax assets	6,117	4,413
Finance lease right-of-use assets	5,111	5,486
Other assets	2,258	1,481
Total assets	$364,048	$356,020
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$61,410	$72,270
Warranty	6,821	7,385
Accrued expenses	14,083	12,267
Deferred warranty income	7,493	7,832
Finance lease obligations	1,340	1,327
Other current liabilities	5,090	8,851
Current portion of long-term debt	16,088	14,850
Total current liabilities	$112,325	$124,782
Long-term liabilities
Revolving credit facility	$5,000	$45,000
Long-term debt	144,181	149,573
Warranty	10,431	11,165
Deferred warranty income	11,595	12,312
Deferred tax liabilities	3,743	3,673
Finance lease obligations	4,197	4,538
Other liabilities	12,393	14,882
Pension	21,720	22,751
Total long-term liabilities	$213,260	$263,894
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at January 1, 2022 and October 2, 2021	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,975,274 and 27,205,269 shares outstanding at January 1, 2022 and October 2, 2021, respectively	3	3
Additional paid-in capital	171,150	96,170
Accumulated deficit	(37,835)	(33,753)
Accumulated other comprehensive loss	(44,573)	(44,794)
Treasury stock, at cost, 1,782,568 shares at January 1, 2022 and October 2, 2021	(50,282)	(50,282)
Total stockholders' equity (deficit)	$38,463	$(32,656)
Total liabilities and stockholders' equity (deficit)	$364,048	$356,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	January 1, 2022	January 2, 2021
Net sales	$129,223	$130,434
Cost of goods sold	113,026	115,966
Gross profit	$16,197	$14,468
Operating expenses
Selling, general and administrative expenses	18,233	14,690
Operating loss	$(2,036)	$(222)
Interest expense	(3,082)	(1,930)
Interest income	—	1
Other income, net	736	643
Loss on debt modification	(561)	(598)
Loss before income taxes	$(4,943)	$(2,106)
Income tax benefit	1,762	521
Equity in net loss of non-consolidated affiliate	(901)	(29)
Net loss	$(4,082)	$(1,614)

Loss per share:
Basic weighted average shares outstanding	28,118,450	27,060,259
Diluted weighted average shares outstanding	28,118,450	27,060,259
Basic loss per share	$(0.15)	$(0.06)
Diluted loss per share	$(0.15)	$(0.06)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Net loss	$(4,082)	$(1,614)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	221	353
Total other comprehensive income	$221	$353
Comprehensive loss	$(3,861)	$(1,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Cash flows from operating activities
Net loss	$(4,082)	$(1,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,288	3,471
Non-cash interest expense	1,143	563
Share-based compensation	1,673	724
Equity in net loss of non-consolidated affiliate	901	29
Loss (gain) on disposal of fixed assets	9	(1)
Deferred taxes	(1,704)	(106)
Amortization of deferred actuarial pension losses	291	465
Loss on debt modification	561	598
Changes in assets and liabilities:
Accounts receivable	3,827	2,721
Inventories	(16,747)	(12,618)
Other assets	(2,554)	245
Accounts payable	(11,115)	(6,545)
Accrued expenses, pension and other liabilities	(8,568)	571
Total adjustments	$(28,995)	$(9,883)
Total cash used in operating activities	$(33,077)	$(11,497)
Cash flows from investing activities
Cash paid for fixed assets	$(1,570)	$(3,317)
Total cash used in investing activities	$(1,570)	$(3,317)
Cash flows from financing activities
Payments of revolving credit facility borrowings	$(40,000)	$—
Principal payments of senior term loan borrowings	(3,713)	(2,475)
Principal payments of finance lease borrowings	(328)	(382)
Cash paid for debt costs	(2,468)	(2,476)
Proceeds from Private Placement (Note 11)	75,000	—
Cash paid for repurchases of common stock in connection with employee stock award exercises	(1,484)	(518)
Cash received from employee stock option exercises	—	74
Total cash provided by (used in) financing activities	$27,007	$(5,777)
Change in cash and cash equivalents	(7,640)	(20,591)
Cash and cash equivalents, beginning of period	11,709	44,507
Cash and cash equivalents, end of period	$4,069	$23,916

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$3,648	$3,689
Income tax paid (received), net of tax refunds	—	25
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$469	$340
Accrue common stock issuance fees	178	—
Right-of-use assets obtained in exchange for operating lease obligations	—	107

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private Placement (Note 11)	4,687,500	—	74,822	—	—	—	—	—	—	74,822
Restricted stock activity	82,505	—	(1,484)	—	—	—	—	—	—	(1,484)
Stock option activity	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,642	—	—	—	—	—	—	1,642
Net loss	—	—	—	—	—	—	(4,082)	—	—	(4,082)
Other comprehensive income, net of tax	—	—	—	—	—	221	—	—	—	221
Balance, January 1, 2022	31,975,274	$3	$171,150	—	$—	$(44,573)	$(37,835)	1,782,568	$(50,282)	$38,463

Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(518)	—	—	—	—	—	—	(518)
Stock option activity	7,000	—	73	—	—	—	—	—	—	73
Share-based compensation expense	—	—	706	—	—	—	—	—	—	706
Net loss	—	—	—	—	—	—	(1,614)	—	—	(1,614)
Other comprehensive income, net of tax	—	—	—	—	—	353	—	—	—	353
Balance, January 2, 2021	27,091,808	$3	$89,171	—	$—	$(58,044)	$(35,078)	1,782,568	$(50,282)	$(54,230)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

Blue Bird Body Company ("BBBC"), a wholly-owned subsidiary of Blue Bird Corporation, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of BBBC’s sales are made to an independent distributor network, which in turn sells buses to ultimate end users. References in these notes to condensed consolidated financial statements to “Blue Bird,” the “Company,” “we,” “our,” or “us” relate to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise. We are headquartered in Macon, Georgia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending October 1, 2022 ("fiscal 2022") and ended October 2, 2021 ("fiscal 2021") consist or consisted of 52 weeks. The first quarters of fiscal 2022 and fiscal 2021 both included 13 weeks.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire year. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Condensed Consolidated Balance Sheet data as of October 2, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes as of and for the fiscal year ended October 2, 2021 as set forth in the Company's fiscal 2021 Form 10-K filed on December 15, 2021.

COVID-19

Towards the end of our second quarter of the fiscal year that ended October 3, 2020 ("fiscal 2020") and continuing through the first quarter of fiscal 2022, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic has significantly impacted our financial results from the second half of fiscal 2020, continuing throughout the first quarter of fiscal 2022, causing, among other matters, reduced demand for school buses and major supply chain disruptions during portions of this period of time. The continuing development and fluidity of the pandemic and its trailing impact precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. A prolonged economic downturn resulting from the pandemic would likely have a material adverse impact on our financial results.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2021 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2021. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended January 1, 2022.

Recently Issued Accounting Standards

ASU 2020-04 On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR (defined below), which was initially expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	January 1, 2022	October 2, 2021
Raw materials	$102,972	$74,862
Work in process	35,187	41,257
Finished goods	3,794	9,087
Total inventories	$141,953	$125,206

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Balance at beginning of period	$18,550	$21,374
Add current period accruals	1,236	1,303
Current period reductions of accrual	(2,534)	(2,970)
Balance at end of period	$17,252	$19,707
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Balance at beginning of period	$20,144	$22,588
Add current period deferred income	939	1,159
Current period recognition of income	(1,995)	(2,015)
Balance at end of period	$19,088	$21,732

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $5.8 million of the outstanding contract liability during the remainder of fiscal 2022, $5.7 million in fiscal 2023, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	January 1, 2022	October 2, 2021
Current portion	$3,194	$2,781
Long-term portion	1,801	1,732
Total accrued self-insurance	$4,995	$4,513

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.4 million and $2.7 million for the three months ended January 1, 2022 and January 2, 2021, respectively. The related cost of goods sold was $3.1 million and $2.4 million for the three months ended January 1, 2022 and January 2, 2021, respectively.

Pension Expense

Components of net periodic pension benefit (income) expense were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Interest cost	$1,092	$1,057
Expected return on plan assets	(2,122)	(1,944)
Amortization of prior loss	291	465
Net periodic benefit income	$(739)	$(422)
Amortization of prior loss, recognized in other comprehensive income	(291)	(465)
Total recognized in net periodic pension benefit income and other comprehensive income	$(1,030)	$(887)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range whereby we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. During the three months ended January 1, 2022, the three month LIBOR rate fell below the established floor, which required us to make $0.5 million in total cash payments to the counterparty.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At January 1, 2022, the fair value of the interest rate collar contract was $1.2 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

4. Debt

On November 24, 2021, the Company executed a fourth amendment to the Credit Agreement, dated as of December 12, 2016; as amended by the first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement"), the second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement"), and the third amendment to the Credit Agreement, dated as of December 4, 2020 (the "Third Amended Credit Agreement"); and as further amended by the fourth amendment (the "Fourth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Fourth Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”) or (b) the first date on which BBBC (the "Borrower") elects to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Fourth Amended Credit Agreement.

With respect to the financial performance covenants, during the Amended Limited Availability Period for the fiscal quarters ending January 1, 2022 through October 1, 2022, the Total Net Leverage Ratio ("TNLR") requirement is not applicable, although it continues to impact the interest rate that is charged on outstanding borrowings as discussed below. Instead, the minimum consolidated EBITDA that the Company is required to maintain during the Amended Limited Availability Period was updated to include fiscal 2022 as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending January 1, 2022	$14.5
Fiscal quarter ending April 2, 2022	$(4.5)
Fiscal quarter ending July 2, 2022	$(6.8)
Fiscal quarter ending October 1, 2022	$20.0

However, in the event that Borrower elects to terminate the Amended Limited Availability Period in fiscal 2022, the maximum TNLR permitted is 3.50x.

The minimum liquidity (in the form of undrawn availability under the revolving credit facility and unrestricted cash and cash equivalents) that the Company must maintain during the Amended Limited Availability Period was amended as set forth in the table below (in millions):

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

During the Amended Limited Availability Period, the applicable rate for outstanding revolving loans is the sum of the rate determined by the administrative agent in accordance with the pricing grid set forth above, plus 0.50%.

Additional allowances were made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company is required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period may not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following the issuance and sale of $75.0 million of common stock in a private placement transaction on December 15, 2021 (see Note 11 for further details), the Availability Cap was permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended Credit Agreement sets forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the fourth amendment. Of such total, approximately $1.1 million and $0.8 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Condensed Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended Credit Agreement. The remaining approximate $0.5 million was recorded to loss on debt modification on the Condensed Consolidated Statements of Operations.

In conjunction with executing the fourth amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling approximately $0.1 million were also expensed to loss on debt modification on the Condensed Consolidated Statements of Operations.

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	January 1, 2022	October 2, 2021
2023 term loan, net of deferred financing costs of $2,469 and $2,027, respectively	$160,269	$164,423
Less: current portion of long-term debt	16,088	14,850
Long-term debt, net of current portion	$144,181	$149,573

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At January 1, 2022 and October 2, 2021, $162.7 million and $166.5 million, respectively, were outstanding on the term loans.

At January 1, 2022 and October 2, 2021, the stated interest rates on the term loans were 6.0% and 4.0%, respectively. At January 1, 2022 and October 2, 2021, the weighted-average annual effective interest rates for the term loans were 7.2% and 6.0%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At January 1, 2022, $6.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. $5.0 million of borrowings were outstanding on the revolving credit facility; therefore, the Company would have been able to borrow $88.7 million on the revolving line of credit.

Interest expense on all indebtedness was $3.1 million and $1.9 million for the three months ended January 1, 2022 and January 2, 2021, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2022	$11,138
2023	151,600
Total remaining principal payments	$162,738

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items that are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the annual forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily in the United States of America ("U.S."). In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

Three Months

The effective tax rate for the three months ended January 1, 2022 was 35.6%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three months ended January 2, 2021 was 24.7%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, such as the impact from state taxes.

6. Guarantees, Commitments and Contingencies

Litigation

At January 1, 2022, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At January 1, 2022, we had a $3.0 million guarantee outstanding that relates to a guarantee of dealer indebtedness for a term loan with remaining maturity up to 1.0 year. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At January 1, 2022, $0.1 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

7. Segment Information

We manage our business in two operating segments: (i) the Bus segment, which includes the manufacturing and assembly of buses to be sold to a variety of customers across the U.S., Canada and in international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network. The tables below present segment net sales and gross profit for the periods presented:

Net sales
	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Bus (1)	$112,437	$117,834
Parts (1)	16,786	12,600
Segment net sales	$129,223	$130,434

(1) Parts segment revenue includes $0.8 million for each of the three months ended January 1, 2022 and January 2, 2021 related to inter-segment sales of parts that were eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Bus	$9,642	$9,710
Parts	6,555	4,758
Segment gross profit	$16,197	$14,468

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Segment gross profit	$16,197	$14,468
Adjustments:
Selling, general and administrative expenses	(18,233)	(14,690)
Interest expense	(3,082)	(1,930)
Interest income	—	1
Other income, net	736	643
Loss on debt modification	(561)	(598)
Loss before income taxes	$(4,943)	$(2,106)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
United States	$100,547	$119,077
Canada	26,304	10,466
Rest of world	2,372	891
Total net sales	$129,223	$130,434

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Diesel buses	$46,033	$59,710
Alternative power buses (1)	57,637	52,301
Other (2)	9,297	6,160
Parts	16,256	12,263
Net sales	$129,223	$130,434

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Loss Per Share

The following table presents the loss per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	January 1, 2022	January 2, 2021
Numerator:
Net loss	$(4,082)	$(1,614)

Denominator:
Weighted-average common shares outstanding	28,118,450	27,060,259
Weighted-average shares and dilutive potential common shares (1)	28,118,450	27,060,259

Loss per share:
Basic loss per share	$(0.15)	$(0.06)
Diluted loss per share	$(0.15)	$(0.06)

(1) Potentially dilutive securities representing 0.4 million and 0.8 million shares of common stock were excluded from the computation of diluted loss per share for the three months ending January 1, 2022 and January 2, 2021, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL
January 1, 2022
Beginning Balance	$(44,794)	$(44,794)
Amounts reclassified and included in earnings	291	291
Total before taxes	291	291
Income taxes	(70)	(70)
Ending Balance January 1, 2022	$(44,573)	$(44,573)

January 2, 2021
Beginning Balance	$(58,397)	$(58,397)
Amounts reclassified and included in earnings	465	465
Total before taxes	465	465
Income taxes	(112)	(112)
Ending Balance January 2, 2021	$(58,044)	$(58,044)

11. Stockholders' Equity (Deficit)

Sale of Common Stock

On December 15, 2021, the Company issued and sold through a private placement transaction an aggregate 4,687,500 shares of its common stock at $16.00 per share (“Private Placement”) to Coliseum Capital Partners, L.P. and Blackwell Partners LLC - Series A (collectively, “Coliseum”). Subsequent to the sale, Coliseum owns an approximate 15% equity interest in the Company. In connection with the purchase of the shares, Coliseum received customary registration rights and the Company added Adam Gray of Coliseum as a Class II director. The Company used the net proceeds (approximately $74.8 million) from the Private Placement to repay outstanding revolving loans as required by the terms of the Fourth Amended Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three months ended January 1, 2022 and January 2, 2021 and related notes appearing in Part I, Item 1 of this Quarterly Report of Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the

Company’s 2021 Form 10-K, filed with the SEC on December 15, 2021. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2021 Form 10-K, filed with the SEC on December 15, 2021.

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

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications, Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane-powered, gasoline-powered, compressed natural gas ("CNG")-powered, and all-electric-powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in a number of foreign countries.

Throughout this Report, we refer to the fiscal year ending October 1, 2022 as "fiscal 2022," the fiscal year ended October 2, 2021 as "fiscal 2021" and the fiscal year ended October 3, 2020 as “fiscal 2020.” There will be or were 52 weeks in fiscal 2022 and fiscal 2021, respectively, and there were 53 weeks in fiscal 2020. The first quarters of fiscal 2022 and fiscal 2021 both included 13 weeks.

Impact of COVID-19 on Our Business

Beginning in our second fiscal quarter of fiscal 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued through the first quarter of fiscal 2022 and may continue for an extended period of time.

Supply chain disruptions significantly impacted our operations and results during the latter half of fiscal 2021 and continuing into the first quarter of fiscal 2022 as a result of higher inventory purchase costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Specifically, management estimates that the sale of over 2,000 units was deferred from the latter months of fiscal 2021 and the first quarter of fiscal 2022 into subsequent periods as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during these periods. Including these units, the Company's backlog exceeded 4,200 and 4,800 units as of October 2, 2021 and January 1, 2022, respectively, as demand for our products remains strong, with no sales orders canceled as a result of delays in our production process.

The Company's increased purchase costs for certain of its raw materials during the pandemic have negatively impacted the gross profit recognized on sales, including during the second half of fiscal 2021 and continuing through the three months ended January 1, 2022. In response, the Company announced three sales price increases that apply to new sales orders and were intended to mitigate the impact of rising purchase costs on our operations and results. However, these price increases were not realized in the first quarter of fiscal 2022 as sales recorded during the quarter related to the backlog of orders that existed prior, and therefore were not subject, to the price increases, which is expected to continue through, at a minimum, the second quarter of fiscal 2022. In general, management believes that such supply chain disruptions will continue in future periods and will materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. We currently believe that it will continue to adversely impact our business throughout the second quarter of fiscal 2022 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

The continuing impacts from COVID-19 on the Company's operations in the first quarter of fiscal 2022 negatively affected our gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to make decisions regarding maintaining normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for and execute during the remainder of fiscal 2022 and beyond. See PART I, Item 1.A. "Risk Factors," of our 2021 Form 10-K, filed with the SEC on December 15, 2021, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company has also taken actions to control spending and secure adequate liquidity, including headcount rationalization, changes to the minimum required financial covenants via execution of a fourth amendment to our Credit Agreement in November 2021, and raising $75.0 million of proceeds through the issuance and sale of an aggregate 4,687,500 shares of common stock at $16.00 per share in a private placement transaction on December 15, 2021. Further detail and discussion of the fourth amendment and private placement transaction can be found in the "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We may also pursue raising additional capital via an equity or debt offering. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2021 Form 10-K, filed with the SEC on December 15, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended January 1, 2022.

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
•Revenue mix. We are able to charge more for certain of our products (e.g., Type C propane-powered school buses, electric-powered buses, Type D buses, and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.
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
•Equity in net loss of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird Holdings, Inc., our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The condensed consolidated financial statements included in this Report in Item 1. "Financial Statements (Unaudited)." are prepared in conformity with U.S. GAAP. This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA;” “Adjusted EBITDA Margin;” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the (a) Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio ("TNLR"), as and when applicable, and (b) the interest rate that is charged on outstanding borrowings in accordance with a pricing grid that is based upon the TNLR. Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments; net gains or losses on the disposal of assets as well as certain charges such as (i) significant product design changes; (ii) transaction related costs; (iii) discrete expenses related to major cost cutting initiatives; or (iv) costs directly attributed to the COVID-19 pandemic. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and operational transformation and major product redesign initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance defined in accordance with U.S. GAAP. The measures are used as a supplement to U.S. GAAP results in evaluating certain aspects of our business, as described below.

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in evaluating our performance because the measures consider the performance of our ongoing operations, excluding decisions made with respect to capital investment, financing, and certain other significant initiatives or transactions as outlined in the preceding paragraphs. We believe the non-GAAP measures offer additional financial metrics that, when coupled with the U.S. GAAP results and the reconciliation to U.S. GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.

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

Consolidated Results of Operations for the Three Months Ended January 1, 2022 and January 2, 2021:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Net sales	$129,223	$130,434
Cost of goods sold	113,026	115,966
Gross profit	$16,197	$14,468
Operating expenses
Selling, general and administrative expenses	18,233	14,690
Operating loss	$(2,036)	$(222)
Interest expense	(3,082)	(1,930)
Interest income	—	1
Other income, net	736	643
Loss on debt modification	(561)	(598)
Loss before income taxes	$(4,943)	$(2,106)
Income tax benefit	1,762	521
Equity in net loss of non-consolidated affiliate	(901)	(29)
Net loss	$(4,082)	$(1,614)
Other financial data:
Adjusted EBITDA	$3,599	$5,780
Adjusted EBITDA margin	2.8%	4.4%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	January 1, 2022	January 2, 2021
Bus	$112,437	$117,834
Parts	16,786	12,600
Total	$129,223	$130,434

Gross Profit by Segment
Bus	$9,642	$9,710
Parts	6,555	4,758
Total	$16,197	$14,468

Net sales. Net sales were $129.2 million for the first quarter of fiscal 2022, a decrease of $1.2 million, or 0.9%, compared to $130.4 million for the first quarter of fiscal 2021. The slight decrease in net sales is attributed to the COVID-19 pandemic, which caused supply chain constraints that have limited the availability of certain critical components and thus, limited the number of buses the Company could produce and deliver.

Bus sales decreased $5.4 million, or 4.6%, reflecting a decrease in units booked, which was partially offset by higher sales prices per unit. In the first quarter of fiscal 2022, 1,149 units were booked compared to 1,255 units booked for the same period in fiscal 2021. The decrease in Bus revenue and volumes reflects the constraints in the Company's ability to produce and deliver busses due to COVID-19 driven shortages of critical components. The 4.2% increase in unit price for the first quarter of fiscal 2022 compared to the same period in fiscal 2021 mainly reflects product and customer mix changes.

Parts sales increased $4.2 million, or 33.2%, for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This increase is primarily attributed to (a) more schools offering in-person learning during the 2021/2022 school year when compared with the 2020/2021 school year, which increased school bus units in operation and thus increased bus repair and maintenance activities and (b) pricing actions taken by management to offset increases in purchased part costs.

Cost of goods sold. Total cost of goods sold was $113.0 million for the first quarter of fiscal 2022, a decrease of $2.9 million, or 2.5%, compared to $116.0 million for the first quarter of fiscal 2021. As a percentage of net sales, total cost of goods sold improved from 88.9% to 87.5%.

Bus segment cost of goods sold decreased $5.3 million, or 4.9%, for the first quarter of fiscal 2022 compared to the same period in fiscal 2021. The decrease is primarily volume driven, largely aligning with the decrease in revenue. The decrease due to volume was partially offset by price increases. The average cost of goods sold per unit for the first quarter of fiscal 2022 was 3.8% higher compared to the first quarter of fiscal 2021 due to increases in manufacturing costs from several COVID-19 related factors including supply chain disruptions that resulted in higher purchase costs for components and freight, as well as created manufacturing inefficiencies.

The $2.4 million, or 30.5%, increase in parts segment cost of goods sold for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 largely aligned with the increase in sales volume noted above, with slight variation due to product and channel mix.

Operating loss. Operating loss was $2.0 million for the first quarter of fiscal 2022, an increase of $1.8 million, compared to operating loss of $0.2 million for the first quarter of fiscal 2021. Profitability was positively impacted by an increase of $1.7 million in gross profit as outlined in the revenue and cost of goods sold discussions that was more than offset by an increase of $3.5 million in selling, general and administrative expenses, primarily due to (a) an increase in share-based compensation expense as a result of the accelerated vesting of all outstanding stock awards for two of the Company's former executives in connection with their retirements and (b) merit increases for all Company employees to partially or fully mitigate the impact of increasing inflation, both during the first quarter of fiscal 2022. Additionally, selling, general and administrative expenses during the first quarter of fiscal 2021 benefited from actions taken by management to reduce labor costs and certain discretionary spending during the early months of the pandemic with no similar actions taken to reduce labor costs during the first quarter of fiscal 2022 given the competitiveness of the overall labor market primarily resulting from continuing labor shortages.

Interest expense. Interest expense was $3.1 million for the first quarter of fiscal 2022, an increase of $1.2 million, or 59.7%, compared to $1.9 million for the first quarter of fiscal 2021. The increase was primarily attributable to an increase in the stated term loan interest rate from 4.0% at January 2, 2021 to 6.0% at January 1, 2022 as well as increased revolving credit facility borrowings outstanding during most of the first quarter of fiscal 2022 when compared with the same period in the previous year.

Income taxes. We recorded income tax benefit of $1.8 million for the first quarter of fiscal 2022, compared to income tax benefit of $0.5 million for the same period in fiscal 2021.

The effective tax rate for the three months ended January 1, 2022 was 35.6%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three months ended January 2, 2021 was 24.7%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, such as the impact from state taxes.

Adjusted EBITDA. Adjusted EBITDA was $3.6 million, or 2.8% of net sales, for the first quarter of fiscal 2022, a decrease of $2.2 million, or 37.7%, compared to $5.8 million, or 4.4% of net sales, for the first quarter of fiscal 2021. The decrease in Adjusted EBITDA primarily results from the $2.5 million increase in net loss as a result of the factors discussed above as well as a $0.9 million increase in equity in net loss of non-consolidated affiliate, which was also significantly impacted by supply chain disruptions during the first quarter of fiscal 2022. This increase in net loss was partially offset by a $0.3 million net increase in the items comprising the adjustments within the Adjusted EBITDA calculation, the most significant of which (interest expense, income tax benefit and share-based compensation) are discussed above.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Net loss	$(4,082)	$(1,614)
Adjustments:
Interest expense, net (1)	3,157	2,012
Income tax benefit	(1,762)	(521)
Depreciation, amortization, and disposals (2)	3,523	3,676
Operational transformation initiatives	1	55
Share-based compensation	1,673	724
Product redesign initiatives	253	186
Restructuring and other charges	246	494
Costs directly attributed to the COVID-19 pandemic (3)	29	170
Loss on debt modification	561	598
Adjusted EBITDA	$3,599	$5,780
Adjusted EBITDA margin (percentage of net sales)	2.8%	4.4%

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At January 1, 2022, the Company had $4.1 million of available cash (net of outstanding checks) and $88.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Fourth Amendment to the Credit Agreement

On November 24, 2021, the Company executed a fourth amendment to the Credit Agreement, dated as of December 12, 2016; as amended by the first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement"), the second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement"), and the third amendment to the Credit Agreement, dated as of December 4, 2020 (the "Third Amended Credit Agreement"); and as further amended by the fourth amendment (the "Fourth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Fourth Amended Credit Agreement, among other things, provides for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”) or (b) the first date on which Blue Bird Body Company, a wholly-owned subsidiary of the Company (the "Borrower"), elects to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Fourth Amended Credit Agreement.

With respect to the financial performance covenants, during the Amended Limited Availability Period for the fiscal quarters ending January 1, 2022 through October 1, 2022, the TNLR requirement is not applicable, although it continues to impact the interest rate that is charged on outstanding borrowings as discussed below. Instead, the minimum consolidated EBITDA that the Company is required to maintain during the Amended Limited Availability Period was updated to include fiscal 2022 as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending January 1, 2022	$14.5
Fiscal quarter ending April 2, 2022	$(4.5)
Fiscal quarter ending July 2, 2022	$(6.8)
Fiscal quarter ending October 1, 2022	$20.0

However, in the event that Borrower elects to terminate the Amended Limited Availability Period in fiscal 2022, the maximum TNLR permitted is 3.50x.

The minimum liquidity (in the form of undrawn availability under the revolving credit facility and unrestricted cash and cash equivalents) that the Company must maintain during the Amended Limited Availability Period was amended as set forth in the table below (in millions):

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

During the Amended Limited Availability Period, the applicable rate for outstanding revolving loans is the sum of the rate determined by the administrative agent in accordance with the pricing grid set forth above, plus 0.50%.

Additional allowances were made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company is required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period may not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following the issuance and sale of $75.0 million of common stock in a private placement transaction on December 15, 2021 (see further discussion below), the Availability Cap was permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended Credit Agreement sets forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

Detailed descriptions of the Credit Agreement as well as the First, Second, and Third Amended Credit Agreements are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”

contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed with the SEC on December 15, 2021.

At January 1, 2022, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The continuing adverse impacts from the COVID-19 pandemic materially impacted our results in the first quarter of fiscal 2022, primarily resulting from significant supply chain disruptions that constrained our abilities to produce buses to fulfill sales orders. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our 2021 Form 10-K, filed with the SEC on December 15, 2021, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The pandemic could cause a severe contraction in our profits and/or liquidity which could lead to issues complying with our Amended Credit Agreement covenants. Our primary financial covenants are (i) for fiscal 2022, minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; (ii) for fiscal 2022 and through April 1, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month; and (iv) beginning in fiscal 2023 and thereafter, TNLR, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. If we are not able to comply with such covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing the existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up-front expenses not included in our historical financial statements.

On December 15, 2021, we issued and sold through a private placement transaction an aggregate 4,687,500 shares of our common stock at $16.00 per share. The approximate $74.8 million of net proceeds that we received from this transaction were used to repay outstanding revolving loans as required by the terms of the Fourth Amended Credit Agreement. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for additional information regarding this transaction.

To increase our liquidity in future periods, we may pursue raising additional capital via an equity or debt offering as we filed a Registration Statement on Form S-3 with the SEC in November 2021 that was declared effective in December 2021. However, we cannot assure our investors that we would be successful in raising this additional capital, which could also lead to increased expense and larger up-front fees when compared with our historical financial statements.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Cash and cash equivalents at beginning of period	$11,709	$44,507
Total cash used in operating activities	(33,077)	(11,497)
Total cash used in investing activities	(1,570)	(3,317)
Total cash provided by (used in) financing activities	27,007	(5,777)
Change in cash and cash equivalents	$(7,640)	$(20,591)
Cash and cash equivalents at end of period	$4,069	$23,916

Total cash used in operating activities

Cash flows used in operating activities totaled $33.1 million for the three months ended January 1, 2022, as compared to $11.5 million for the three months ended January 2, 2021. The $21.6 million increase in cash used was primarily attributed to a $2.5 million increase in net loss coupled with a $19.5 million net difference (use of cash) from the impacts of changes in working capital, other assets and accrued expenses between fiscal periods.

Total cash used in investing activities

Cash flows used in investing activities totaled $1.6 million for the three months ended January 1, 2022, as compared to $3.3 million for the three months ended January 2, 2021. The $1.7 million decrease was due to a reduction in spending on fixed assets.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $27.0 million for the three months ended January 1, 2022, as compared to $5.8 million of cash flows used in financing activities for the three months ended January 2, 2021. The $32.8 million increase between fiscal periods was primarily attributed to $75.0 million of proceeds received from the issuance and sale of common stock in a private placement transaction that was partially offset by the repayment of $40.0 million of revolving credit facility borrowings, both during the first quarter of fiscal 2022 with no similar activity in the corresponding period of the previous year.

Free cash flow

Management believes the non-GAAP measurement of Free Cash Flow, defined as net cash used in operating activities less cash paid for fixed assets and acquired intangible assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Financial Measures We Use to Evaluate Our Performance” for further discussion. The following table sets forth the calculation of Free Cash Flow for the periods presented:

	Three Months Ended
(in thousands of dollars)	January 1, 2022	January 2, 2021
Net cash used in operating activities	$(33,077)	$(11,497)
Cash paid for fixed assets	(1,570)	(3,317)
Free Cash Flow	$(34,647)	$(14,814)

Free Cash Flow for the three months ended January 1, 2022 was $19.8 million lower than the three months ended January 2, 2021, due to a $21.6 million increase in cash used in operating activities that was partially offset by a decrease of $1.7 million in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.3 million at January 1, 2022, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at January 1, 2022 which relates to a guarantee of indebtedness for a term loan obtained by one of our dealers with a remaining maturity up to 1.0 year. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to our interest rate, commodity or currency risks previously disclosed in Part II, Item 7A of the Company’s 2021 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 1, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2021 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially adversely affect our business, financial condition, cash flows or operating results. The risks described in the 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or operating results.

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

10.1
Fourth Amendment to Credit Agreement, dated as of November 24, 2021, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 29, 2021).

10.2
Subscription Agreement dated December 15, 2021, by and among Blue Bird Corporation, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 16, 2021).

10.3
Amendment and Joinder to Registration Rights Agreement, entered into as of December 15, 2021, by and among the Company, ASP BB Holdings LLC (as Transferee of The Traxis Group B.V.), Coliseum Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 16, 2021).

10.4
Indemnification Agreement, dated December 15, 2021, by and between Blue Bird Corporation and Adam Gray (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 16, 2021).

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

Blue Bird Corporation

Dated:	February 9, 2022	/s/ Matthew Stevenson
Matthew Stevenson
Chief Executive Officer

Dated:	February 9, 2022	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer