Form 10-Q
period 2022-04-02
Blue Bird Corp
filed 2022-05-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

At May 9, 2022, 31,990,860 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	April 2, 2022	October 2, 2021
Assets
Current assets
Cash and cash equivalents	$14,867	$11,709
Accounts receivable, net	11,203	9,967
Inventories	155,675	125,206
Other current assets	12,872	9,191
Total current assets	$194,617	$156,073
Property, plant and equipment, net	103,006	105,482
Goodwill	18,825	18,825
Intangible assets, net	48,438	49,443
Equity investment in affiliate	12,802	14,817
Deferred tax assets	13,540	4,413
Finance lease right-of-use assets	4,737	5,486
Other assets	1,947	1,481
Total assets	$397,912	$356,020
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$111,915	$72,270
Warranty	6,816	7,385
Accrued expenses	19,632	12,267
Deferred warranty income	7,262	7,832
Finance lease obligations	1,353	1,327
Other current liabilities	4,638	8,851
Current portion of long-term debt	17,325	14,850
Total current liabilities	$168,941	$124,782
Long-term liabilities
Revolving credit facility	$—	$45,000
Long-term debt	139,612	149,573
Warranty	10,169	11,165
Deferred warranty income	11,152	12,312
Deferred tax liabilities	3,813	3,673
Finance lease obligations	3,853	4,538
Other liabilities	12,104	14,882
Pension	20,690	22,751
Total long-term liabilities	$201,393	$263,894
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at April 2, 2022 and October 2, 2021	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,990,860 and 27,205,269 shares outstanding at April 2, 2022 and October 2, 2021, respectively	3	3
Additional paid-in capital	172,191	96,170
Accumulated deficit	(49,982)	(33,753)
Accumulated other comprehensive loss	(44,352)	(44,794)
Treasury stock, at cost, 1,782,568 shares at April 2, 2022 and October 2, 2021	(50,282)	(50,282)
Total stockholders' equity (deficit)	$27,578	$(32,656)
Total liabilities and stockholders' equity (deficit)	$397,912	$356,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$207,659	$164,698	$336,882	$295,132
Cost of goods sold	204,502	146,205	317,528	262,171
Gross profit	$3,157	$18,493	$19,354	$32,961
Operating expenses
Selling, general and administrative expenses	19,858	17,361	38,091	32,051
Operating (loss) profit	$(16,701)	$1,132	$(18,737)	$910
Interest expense	(2,491)	(2,334)	(5,573)	(4,264)
Interest income	—	—	—	1
Other income, net	744	422	1,480	1,065
Loss on debt modification	—	—	(561)	(598)
Loss before income taxes	$(18,448)	$(780)	$(23,391)	$(2,886)
Income tax benefit	7,415	483	9,177	1,004
Equity in net loss of non-consolidated affiliate	(1,114)	(322)	(2,015)	(351)
Net loss	$(12,147)	$(619)	$(16,229)	$(2,233)

Loss per share:
Basic weighted average shares outstanding	31,981,073	27,118,452	30,039,240	27,089,342
Diluted weighted average shares outstanding	31,981,073	27,118,452	30,039,240	27,089,342
Basic loss per share	$(0.38)	$(0.02)	$(0.54)	$(0.08)
Diluted loss per share	$(0.38)	$(0.02)	$(0.54)	$(0.08)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net loss	$(12,147)	$(619)	$(16,229)	$(2,233)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	221	354	442	707
Total other comprehensive income	$221	$354	$442	$707
Comprehensive loss	$(11,926)	$(265)	$(15,787)	$(1,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net loss	$(16,229)	$(2,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,678	6,811
Non-cash interest expense	2,509	1,458
Share-based compensation	2,486	1,595
Equity in net loss of non-consolidated affiliate	2,015	351
Loss on disposal of fixed assets	12	21
Impairment of fixed assets	1,354	—
Deferred taxes	(9,127)	(463)
Amortization of deferred actuarial pension losses	581	931
Loss on debt modification	561	598
Changes in assets and liabilities:
Accounts receivable	(1,236)	1,121
Inventories	(30,469)	(35,437)
Other assets	(3,072)	1,363
Accounts payable	38,883	22,832
Accrued expenses, pension and other liabilities	(6,356)	(10,146)
Total adjustments	$4,819	$(8,965)
Total cash used in operating activities	$(11,410)	$(11,198)
Cash flows from investing activities
Cash paid for fixed assets	$(3,478)	$(7,007)
Total cash used in investing activities	$(3,478)	$(7,007)
Cash flows from financing activities
Payments of revolving credit facility borrowings	$(45,000)	$—
Principal payments of senior term loan borrowings	(7,425)	(4,950)
Principal payments of finance lease borrowings	(659)	(765)
Cash paid for debt costs	(2,468)	(2,476)
Proceeds from Private Placement (Note 11)	75,000	—
Cash paid for stock issuance costs	(202)	—
Cash paid for repurchases of common stock in connection with employee stock award exercises	(1,503)	(518)
Cash received from employee stock option exercises	303	1,129
Total cash provided by (used in) financing activities	$18,046	$(7,580)
Change in cash and cash equivalents	3,158	(25,785)
Cash and cash equivalents, beginning of period	11,709	44,507
Cash and cash equivalents, end of period	$14,867	$18,722

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$6,940	$6,119
Income tax paid, net of tax refunds	18	46
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$1,119	$409
Right-of-use assets obtained in exchange for operating lease obligations	—	107

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, January 1, 2022	31,975,274	$3	$171,150	—	$—	$(44,573)	$(37,835)	1,782,568	$(50,282)	$38,463
Private Placement (Note 11)	—	—	(24)	—	—	—	—	—	—	(24)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	781	—	—	—	—	—	—	781
Net loss	—	—	—	—	—	—	(12,147)	—	—	(12,147)
Other comprehensive income, net of tax	—	—	—	—	—	221	—	—	—	221
Balance, April 2, 2022	31,990,860	$3	$172,191	—	$—	$(44,352)	$(49,982)	1,782,568	$(50,282)	$27,578

Balance, January 2, 2021	27,091,808	$3	$89,171	—	$—	$(58,044)	$(35,078)	1,782,568	$(50,282)	$(54,230)
Stock option activity	62,064	—	1,055	—	—	—	—	—	—	1,055
Share-based compensation expense	—	—	852	—	—	—	—	—	—	852
Net loss	—	—	—	—	—	—	(619)	—	—	(619)
Other comprehensive income, net of tax	—	—	—	—	—	354	—	—	—	354
Balance, April 3, 2021	27,153,872	$3	$91,078	—	$—	$(57,690)	$(35,697)	1,782,568	$(50,282)	$(52,588)

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Deficit
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private Placement (Note 11)	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	82,505	—	(1,484)	—	—	—	—	—	—	(1,484)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	2,423	—	—	—	—	—	—	2,423
Net loss	—	—	—	—	—	—	(16,229)	—	—	(16,229)
Other comprehensive income, net of tax	—	—	—	—	—	442	—	—	—	442
Balance, April 2, 2022	31,990,860	$3	$172,191	—	$—	$(44,352)	$(49,982)	1,782,568	$(50,282)	$27,578

Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(518)	—	—	—	—	—	—	(518)
Stock option activity	69,064	—	1,128	—	—	—	—	—	—	1,128
Share-based compensation expense	—	—	1,558	—	—	—	—	—	—	1,558
Net loss	—	—	—	—	—	—	(2,233)	—	—	(2,233)
Other comprehensive income, net of tax	—	—	—	—	—	707	—	—	—	707
Balance, April 3, 2021	27,153,872	$3	$91,078	—	$—	$(57,690)	$(35,697)	1,782,568	$(50,282)	$(52,588)

BLUE BIRD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

Blue Bird Body Company ("BBBC"), a wholly-owned subsidiary of Blue Bird Corporation, was incorporated in 1958 and has manufactured, assembled and sold school buses to a variety of municipal, federal and commercial customers since 1927. The majority of BBBC’s sales are made to an independent dealer network, which in turn sells buses to ultimate end users. References in these notes to condensed consolidated financial statements to “Blue Bird,” the “Company,” “we,” “our,” or “us” relate to Blue Bird Corporation and its wholly-owned subsidiaries, unless the context specifically indicates otherwise. We are headquartered in Macon, Georgia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending October 1, 2022 ("fiscal 2022") and ended October 2, 2021 ("fiscal 2021") consist or consisted of 52 weeks. The second quarters of fiscal 2022 and fiscal 2021 both included 13 weeks. The six month periods in fiscal 2022 and 2021 both included 26 weeks.

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

COVID-19

Towards the end of our second quarter of the fiscal year that ended October 3, 2020 ("fiscal 2020") and continuing through the second quarter of fiscal 2022, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic has significantly impacted our financial results from the second half of fiscal 2020, continuing through the second quarter of fiscal 2022, causing, among other matters, reduced demand for school buses and major supply chain disruptions during portions of this period of time. The continuing development and fluidity of the pandemic and its trailing impact precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2021 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2021. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 2, 2022.

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

Currently, the Company’s interest rate collar, which is not designated in a hedge accounting relationship, and Amended Credit Agreement (defined below) are the only contracts that reference an interest rate index (i.e., 3 month LIBOR) that is subject to the reference rate reform guidance included in the above amendments. While the termination date of the interest rate collar, September 30, 2022, occurs prior to the July 1, 2023 date on which the IBA will no longer publish 3 month LIBOR, the Amended Credit Agreement matures on September 13, 2023, approximately 2.5 months subsequent to such cessation date. However, as management does not currently forecast that the Company will have sufficient cash to fund the term loan borrowings that are expected to be outstanding under the terms of the Amended Credit Agreement upon maturity, it is expecting to refinance such borrowings prior to maturity, with such refinancing likely to occur before the July 1, 2023 LIBOR cessation date. Therefore, it is likely that neither the interest rate collar nor Amended Credit Agreement will be modified to reflect the discontinuation of 3 month LIBOR effective July 1, 2023 and accordingly, the Company will not be required to decide whether or not to elect to adopt such amendments prior to or on December 31, 2022 (i.e., the last effective date for adopting the amendments). However, to the extent that either or both of the contracts are modified prior to December 31, 2022, the Company plans to adopt the amendments on a prospective basis by adjusting the derivative fair value and/or debt effective interest rate, as applicable, neither of which is expected to have a material impact on the consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	April 2, 2022	October 2, 2021
Raw materials	$118,297	$74,862
Work in process	35,949	41,257
Finished goods	1,429	9,087
Total inventories	$155,675	$125,206

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Balance at beginning of period	$17,252	$19,707	$18,550	$21,374
Add current period accruals	2,051	1,589	3,287	2,892
Current period reductions of accrual	(2,318)	(2,115)	(4,852)	(5,085)
Balance at end of period	$16,985	$19,181	$16,985	$19,181
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Balance at beginning of period	$19,088	$21,732	$20,144	$22,588
Add current period deferred income	1,421	1,341	2,360	2,500
Current period recognition of income	(2,095)	(2,349)	(4,090)	(4,364)
Balance at end of period	$18,414	$20,724	$18,414	$20,724

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $3.9 million of the outstanding contract liability during the remainder of fiscal 2022, $6.1 million in fiscal 2023, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	April 2, 2022	October 2, 2021
Current portion	$3,571	$2,781
Long-term portion	1,795	1,732
Total accrued self-insurance	$5,366	$4,513

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $3.5 million and $3.2 million for the three months ended April 2, 2022 and April 3, 2021, respectively, and $6.9 million and $5.9 million for the six months ended April 2, 2022 and April 3, 2021, respectively. The related cost of goods sold was $3.1 million and $2.7 million for the three months ended April 2, 2022 and April 3, 2021, respectively, and $6.2 million and $5.1 million for the six months ended April 2, 2022 and April 3, 2021, respectively.

Pension Expense

Components of net periodic pension benefit (income) expense were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Interest cost	$1,092	$1,057	$2,184	$2,114
Expected return on plan assets	(2,122)	(1,944)	(4,244)	(3,888)
Amortization of prior loss	291	466	582	931
Net periodic benefit income	$(739)	$(421)	$(1,478)	$(843)
Amortization of prior loss, recognized in other comprehensive income	(291)	(466)	(582)	(931)
Total recognized in net periodic pension benefit income and other comprehensive income	$(1,030)	$(887)	$(2,060)	$(1,774)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range whereby we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. During the six months ended April 2, 2022, the three month LIBOR rate fell below the established floor, which required us to make $1.0 million in total cash payments to the counterparty.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At April 2, 2022, the fair value of the interest rate collar contract was $0.2 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

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

Period	Minimum Units Manufactured
Three month period ending November 27, 2021	1,128
Three month period ending January 1, 2022	776
Three month period ending January 29, 2022	748
Three month period ending February 26, 2022	727
Three month period ending April 2, 2022	763
Three month period ending April 30, 2022	1,111
Three month period ending May 28, 2022	1,525
Three month period ending July 2, 2022	2,053
Three month period ending July30, 2022	2,072
Three month period ending August 27, 2022	2,199
Three month period ending October 1, 2022	2,306

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

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	April 2, 2022	October 2, 2021
2023 term loan, net of deferred financing costs of $2,088 and $2,027, respectively	$156,937	$164,423
Less: current portion of long-term debt	17,325	14,850
Long-term debt, net of current portion	$139,612	$149,573

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At April 2, 2022 and October 2, 2021, $159.0 million and $166.5 million, respectively, were outstanding on the term loans.

At April 2, 2022 and October 2, 2021, the stated interest rates on the term loans were 6.1% and 4.0%, respectively. At April 2, 2022 and October 2, 2021, the weighted-average annual effective interest rates for the term loans were 7.2% and 6.0%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At April 2, 2022, $6.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. No borrowings were outstanding on the revolving credit facility; therefore, the Company would have been able to borrow $93.7 million on the revolving line of credit.

Interest expense on all indebtedness was $2.5 million and $2.3 million for the three months ended April 2, 2022 and April 3, 2021, respectively, and $5.6 million and $4.3 million for the six months ended April 2, 2022 and April 3, 2021, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2022	$7,425
2023	151,600
Total remaining principal payments	$159,025

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

Three Months

The effective tax rate for the three months ended April 2, 2022 was 40.2%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three months ended April 3, 2021 was 61.9%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

Six Months

The effective tax rate for the six months ended April 2, 2022 was 39.2% and differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the six months ended April 3, 2021 was 34.8% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

6. Guarantees, Commitments and Contingencies

Litigation

At April 2, 2022, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At April 2, 2022, we had a $3.0 million guarantee outstanding that relates to a guarantee of dealer indebtedness for a term loan with remaining maturity up to 0.8 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At April 2, 2022, $0.1 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

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

Net sales
	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Bus (1)	$188,484	$150,307	$300,921	$268,141
Parts (1)	19,175	14,391	35,961	26,991
Segment net sales	$207,659	$164,698	$336,882	$295,132

(1) Parts segment revenue includes $1.1 million and $1.2 million for the three months ended April 2, 2022 and April 3, 2021, respectively, and $1.9 million and $2.0 million for the six months ended April 2, 2022 and April 3, 2021, respectively, related to inter-segment sales of parts that were eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Bus	$(3,984)	$13,084	$5,658	$22,794
Parts	7,141	5,409	13,696	10,167
Segment gross profit	$3,157	$18,493	$19,354	$32,961

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Segment gross profit	$3,157	$18,493	$19,354	$32,961
Adjustments:
Selling, general and administrative expenses	(19,858)	(17,361)	(38,091)	(32,051)
Interest expense	(2,491)	(2,334)	(5,573)	(4,264)
Interest income	—	—	—	1
Other income, net	744	422	1,480	1,065
Loss on debt modification	—	—	(561)	(598)
Loss before income taxes	$(18,448)	$(780)	$(23,391)	$(2,886)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
United States	$194,245	$137,359	$294,792	$256,436
Canada	12,193	23,719	38,497	34,185
Rest of world	1,221	3,620	3,593	4,511
Total net sales	$207,659	$164,698	$336,882	$295,132

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Diesel buses	$96,281	$76,115	$142,314	$135,825
Alternative power buses (1)	82,733	65,955	140,370	118,256
Other (2)	10,071	8,585	19,368	14,745
Parts	18,574	14,043	34,830	26,306
Net sales	$207,659	$164,698	$336,882	$295,132

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Loss Per Share

The following table presents the loss per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator:
Net loss	$(12,147)	$(619)	$(16,229)	$(2,233)

Denominator:
Weighted-average common shares outstanding	31,981,073	27,118,452	30,039,240	27,089,342
Weighted-average shares and dilutive potential common shares (1)	31,981,073	27,118,452	30,039,240	27,089,342

Loss per share:
Basic loss per share	$(0.38)	$(0.02)	$(0.54)	$(0.08)
Diluted loss per share	$(0.38)	$(0.02)	$(0.54)	$(0.08)

(1) Potentially dilutive securities representing 0.3 million and 0.7 million shares of common stock were excluded from the computation of diluted loss per share for the three months ending April 2, 2022 and April 3, 2021, respectively, and potentially dilutive securities representing 0.3 million and 0.7 million shares of common stock were excluded from the computation of diluted loss per share for the six months ending April 2, 2022 and April 3, 2021, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
April 2, 2022
Beginning Balance	$(44,573)	$(44,573)	$(44,794)	$(44,794)
Amounts reclassified and included in earnings	291	291	582	582
Total before taxes	291	291	582	582
Income taxes	(70)	(70)	(140)	(140)
Ending Balance April 2, 2022	$(44,352)	$(44,352)	$(44,352)	$(44,352)

April 3, 2021
Beginning Balance	$(58,044)	$(58,044)	$(58,397)	$(58,397)
Amounts reclassified and included in earnings	466	466	931	931
Total before taxes	466	466	931	931
Income taxes	(112)	(112)	(224)	(224)
Ending Balance April 3, 2021	$(57,690)	$(57,690)	$(57,690)	$(57,690)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended April 2, 2022 and April 3, 2021 and related notes appearing in Part I, Item 1 of this Quarterly Report of Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Throughout this Report, we refer to the fiscal year ending October 1, 2022 as "fiscal 2022," the fiscal year ended October 2, 2021 as "fiscal 2021" and the fiscal year ended October 3, 2020 as “fiscal 2020.” There will be or were 52 weeks in fiscal 2022 and fiscal 2021, respectively, and there were 53 weeks in fiscal 2020. The second quarters of fiscal 2022 and fiscal 2021 both included 13 weeks. The six month periods in fiscal 2022 and 2021 both included 26 weeks.

Impact of COVID-19 on Our Business

Beginning in our second fiscal quarter of fiscal 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued through the second quarter of fiscal 2022 and may continue for an extended period of time.

Supply chain disruptions significantly impacted our operations and results during the latter half of fiscal 2021 and continuing into the second quarter of fiscal 2022. We incurred higher inventory purchase costs, including freight costs incurred to expedite receipt of critical components, and experienced increased manufacturing inefficiencies due to the shortage of critical components that hindered our ability to efficiently complete the production of buses to fulfill sales orders. Specifically, management estimates that the sale of over 2,000 units was deferred from fiscal 2021 into fiscal 2022 as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during this period. Including these units, as applicable, the Company's backlog exceeded 4,200 and 6,600 units as of October 2, 2021 and April 2, 2022, respectively, as demand for our products remains strong, with no sales orders canceled as a result of delays in our production process.

The Company's increased purchase costs for certain of its raw materials during the pandemic have negatively impacted the gross profit recognized on sales, including during the second half of fiscal 2021 and continuing through the six months ended April 2, 2022. In response, the Company announced several sales price increases that apply to new sales orders and were intended to mitigate the impact of rising purchase costs on our operations and results. However, these price increases were not realized in the first half of fiscal 2022 as sales recorded during the first half related to the backlog of orders that existed prior, and therefore were not subject, to the price increases, which is expected to continue through, at a minimum, the third quarter of fiscal 2022. In general, management believes that such supply chain disruptions will continue in future periods and could materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production.

The pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. We currently believe that it will continue to adversely impact our business throughout the remainder of fiscal 2022 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any demand reductions, production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

The continuing impacts from COVID-19 on the Company's operations in the first half of fiscal 2022 negatively affected our gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to make decisions regarding maintaining normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production as we plan for and execute during the remainder of fiscal 2022 and beyond. See PART I, Item 1.A. "Risk Factors," of our 2021 Form 10-K, filed with the SEC on December 15, 2021, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2021 Form 10-K, filed with the SEC on December 15, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended April 2, 2022.

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
•Student enrollment and delivery mechanisms for learning. Increases or decreases in the number of school bus riders have a direct impact on school district demand. Due to the COVID-19 pandemic and evolving protocols for social distancing and public health concerns, the future form of educational delivery remains fluid and subject to change, and increased remote learning could reasonably be expected to decrease the number of school bus riders.
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

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments; net gains or losses on the disposal of assets as well as certain charges such as (i) significant product design changes; (ii) transaction related costs; (iii) discrete expenses related to major cost cutting and/or operational transformation initiatives; or (iv) costs directly attributed to the COVID-19 pandemic. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and operational transformation and major product redesign initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

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

Consolidated Results of Operations for the Three Months Ended April 2, 2022 and April 3, 2021:

	Three Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Net sales	$207,659	$164,698
Cost of goods sold	204,502	146,205
Gross profit	$3,157	$18,493
Operating expenses
Selling, general and administrative expenses	19,858	17,361
Operating (loss) profit	$(16,701)	$1,132
Interest expense	(2,491)	(2,334)
Other income, net	744	422
Loss before income taxes	$(18,448)	$(780)
Income tax benefit	7,415	483
Equity in net loss of non-consolidated affiliate	(1,114)	(322)
Net loss	$(12,147)	$(619)
Other financial data:
Adjusted EBITDA	$(10,690)	$7,543
Adjusted EBITDA margin	(5.1)%	4.6%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	April 2, 2022	April 3, 2021
Bus	$188,484	$150,307
Parts	19,175	14,391
Total	$207,659	$164,698

Gross (Loss) Profit by Segment
Bus	$(3,984)	$13,084
Parts	7,141	5,409
Total	$3,157	$18,493

Net sales. Net sales were $207.7 million for the second quarter of fiscal 2022, an increase of $43.0 million, or 26.1%, compared to $164.7 million for the second quarter of fiscal 2021. The increase in net sales is primarily attributed to a 29.7% increase in bus sales volumes. The COVID-19 pandemic caused schools to shut down in-person learning during the 2020-2021 school year, decreasing the demand for buses. By the second quarter of fiscal 2022, most schools have returned to in-person learning and demand has increased. The increase in demand has been partially offset by pandemic driven supply chain constraints that have limited the availability of certain critical components and thus, limited the number of buses the Company could produce and deliver. Additionally, with the return to in-person learning and increased number of school buses in operation, demand for parts has increased, which contributed to a $4.8 million increase in parts sales.

Bus sales increased $38.2 million, or 25.4%, reflecting an increase in units booked, which was partially offset by a lower average sales price per unit. In the second quarter of fiscal 2022, 1,931 units were booked compared to 1,489 units booked for the same period in fiscal 2021. The increase in bus revenue and volumes reflects the return to in-person learning and increased demand, partially offset by constraints in the Company's ability to produce and deliver buses due to COVID-19 driven shortages of critical components. The 3.3% decrease in unit price for the second quarter of fiscal 2022 compared to the same period in fiscal 2021 mainly reflects product and customer mix changes.

Parts sales increased $4.8 million, or 33.2%, for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. This increase is primarily attributed to (a) more schools offering in-person learning during the 2021/2022 school year when compared with the 2020/2021 school year, which increased school bus units in operation and thus increased bus repair and maintenance activities and (b) pricing actions taken by management to offset increases in purchased part costs.

Cost of goods sold. Total cost of goods sold was $204.5 million for the second quarter of fiscal 2022, an increase of $58.3 million, or 39.9%, compared to $146.2 million for the second quarter of fiscal 2021. As a percentage of net sales, total cost of goods sold increased from 88.8% to 98.5%.

Bus segment cost of goods sold increased $55.2 million, or 40.3%, for the second quarter of fiscal 2022 compared to the same period in fiscal 2021. The increase is primarily volume driven, which also factored into the increase in revenue discussed above, but was also significantly impacted by a $1.4 million asset impairment charge recorded during the second quarter of fiscal 2022 as well as several COVID-19 related factors. Specifically, the average cost of goods sold per unit for the second quarter of fiscal 2022 was 8.1% higher compared to the second quarter of fiscal 2021 primarily due to increases in manufacturing costs attributable to both a) supply chain disruptions that resulted in higher purchase costs for components and freight and b) increased manufacturing inefficiencies resulting from the shortage of certain critical components that required more off-line labor to produce buses.

The $3.1 million, or 34.0%, increase in parts segment cost of goods sold for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 largely aligned with the increase in sales volume noted above, with the slight variation due to product and channel mix.

Operating (loss) profit. Operating loss was $16.7 million for the second quarter of fiscal 2022, a decrease of $17.8 million, compared to operating profit of $1.1 million for the second quarter of fiscal 2021. Profitability was negatively impacted by a decrease of $15.3 million in gross profit as outlined in the revenue and cost of goods sold discussions, as well as an increase of $2.5 million in selling, general and administrative expenses, primarily due to a $1.2 million increase in professional services primarily relating to several cost cutting and operational transformation initiatives, a $0.7 million increase in research and development costs, and a $0.7 million increase in payroll. The increase in payroll costs resulted from merit increases for all Company employees that were effective at the beginning of fiscal 2022 and were intended to partially mitigate the impact of increasing inflation. Additionally, selling, general and administrative expenses during the second quarter of fiscal 2021 benefited from actions taken by management to reduce labor costs and certain discretionary spending during the early months of the pandemic with no similar actions taken to reduce labor costs during the second quarter of fiscal 2022 given the competitiveness of the overall labor market primarily resulting from continuing labor shortages.

Interest expense. Interest expense was $2.5 million for the second quarter of fiscal 2022, an increase of $0.2 million, or 6.7%, compared to $2.3 million for the second quarter of fiscal 2021. The increase was primarily attributable to an increase in the stated term loan interest rate from 3.8% at April 3, 2021 to 6.1% at April 2, 2022, partially offset by decreased borrowings outstanding.

Income taxes. We recorded income tax benefit of $7.4 million for the second quarter of fiscal 2022, compared to income tax benefit of $0.5 million for the same period in fiscal 2021.

The effective tax rate for the three months ended April 2, 2022 was 40.2%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the three months ended April 3, 2021 was 61.9%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

Adjusted EBITDA. Adjusted EBITDA was $(10.7) million, or (5.1)% of net sales, for the second quarter of fiscal 2022, a decrease of $18.2 million, or 241.7%, compared to $7.5 million, or 4.6% of net sales, for the second quarter of fiscal 2021. The decrease in Adjusted EBITDA primarily results from the $11.5 million increase in net loss and $6.9 million increase in income tax benefit, both as a result of the factors discussed above.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Net loss	$(12,147)	$(619)
Adjustments:
Interest expense, net (1)	2,563	2,422
Income tax benefit	(7,415)	(483)
Depreciation, amortization, and disposals (2)	3,622	3,591
Operational transformation initiatives	1,585	153
Share-based compensation	813	871
Product redesign initiatives	281	1,081
Costs directly attributed to the COVID-19 pandemic (3)	8	527
Adjusted EBITDA	$(10,690)	$7,543
Adjusted EBITDA margin (percentage of net sales)	(5.1)%	4.6%

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

Consolidated Results of Operations for the Six Months Ended April 2, 2022 and April 3, 2021:

	Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Net sales	$336,882	$295,132
Cost of goods sold	317,528	262,171
Gross profit	$19,354	$32,961
Operating expenses
Selling, general and administrative expenses	38,091	32,051
Operating (loss) profit	$(18,737)	$910
Interest expense	(5,573)	(4,264)
Interest income	—	1
Other income, net	1,480	1,065
Loss on debt modification	(561)	(598)
Loss before income taxes	$(23,391)	$(2,886)
Income tax benefit	9,177	1,004
Equity in net loss of non-consolidated affiliate	(2,015)	(351)
Net loss	$(16,229)	$(2,233)
Other financial data:
Adjusted EBITDA	$(7,091)	$13,323
Adjusted EBITDA margin	(2.1)%	4.5%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	April 2, 2022	April 3, 2021
Bus	$300,921	$268,141
Parts	35,961	26,991
Total	$336,882	$295,132

Gross Profit by Segment
Bus	$5,658	$22,794
Parts	13,696	10,167
Total	$19,354	$32,961

Net sales. Net sales were $336.9 million for the six months ended April 2, 2022, an increase of $41.8 million, or 14.1%, compared to $295.1 million for the six months ended April 3, 2021. The increase in net sales is primarily attributed to a 12.2% increase in bus sales volumes. The COVID-19 pandemic caused schools to shut down in-person learning during the 2020-2021 school year, decreasing the demand for buses. By fiscal 2022, most schools have returned to in-person learning and demand has increased. The increase in demand has been partially offset by pandemic driven supply chain constraints that have limited the availability of certain critical components and thus, limited the number of buses the Company could produce and deliver. Additionally, with the return to in-person learning and increased number of school buses in operation, demand for parts has increased, which contributed to a $9.0 million increase in parts sales.

Bus sales increased $32.8 million, or 12.2%, reflecting an increase in units booked as the average sales prices per unit was consistent in both periods. In the six months ended April 2, 2022, 3,080 units were booked compared to 2,744 units booked for the same period in fiscal 2021. The increase in bus revenue and volumes reflects the return to in-person learning and increased demand, partially offset by constraints in the Company's ability to produce and deliver buses due to COVID-19 driven shortages of critical components.

Parts sales increased $9.0 million, or 33.2%, for the six months ended April 2, 2022 compared to the six months ended April 3, 2021. This increase is primarily attributed to (a) more schools offering in-person learning during the 2021/2022 school year when compared with the 2020/2021 school year, which increased school bus units in operation and thus increased bus repair and maintenance activities and (b) pricing actions taken by management to offset increases in purchased part costs.

Cost of goods sold. Total cost of goods sold was $317.5 million for the six months ended April 2, 2022, an increase of $55.4 million, or 21.1%, compared to $262.2 million for the six months ended April 3, 2021. As a percentage of net sales, total cost of goods sold increased from 88.8% to 94.3%.

Bus segment cost of goods sold increased $49.9 million, or 20.3%, for the six months ended April 2, 2022 compared to the six months ended April 3, 2021. The increase is primarily volume driven, which also factored into the increase in revenue discussed above, but was also significantly impacted by a $1.4 million asset impairment charge recorded during the second quarter of fiscal 2022 as well as several COVID-19 related factors. Specifically, the average cost of goods sold per unit for the six months ended April 2, 2022 was 7.2% higher compared to the six months ended April 3, 2021 primarily due to increases in manufacturing costs attributable to both a) supply chain disruptions that resulted in higher purchase costs for components and freight and b) increased manufacturing inefficiencies resulting from the shortage of certain critical components that required more off-line labor to produce buses.

The $5.4 million, or 32.3%, increase in parts segment cost of goods sold for the six months ended April 2, 2022 compared to the six months ended April 3, 2021 largely aligned with the increase in sales volume noted above, with the slight variation due to product and channel mix.

Operating (loss) profit. Operating loss was $18.7 million for the six months ended April 2, 2022, a decrease of $19.6 million compared to operating profit of $0.9 million for the six months ended April 3, 2021. Profitability was negatively impacted by a decrease of $13.6 million in gross profit as outlined in the revenue and cost of goods sold discussions, as well as an increase of $6.0 million in selling, general and administrative expenses, primarily due to a $3.2 million increase in payroll, $1.4 million increase in professional services primarily relating to several cost cutting and operational transformation initiatives, and a $0.8 million increase in research and development costs. The increase in payroll costs resulted from merit increases for all Company employees that were effective at the beginning of fiscal 2022 and were intended to partially mitigate the impact of increasing inflation. Additionally, selling, general and administrative expenses during the first half of fiscal 2021 benefited from actions taken by management to reduce labor costs and certain discretionary spending during the early months of the pandemic with no similar actions taken to reduce labor costs during the first half of fiscal 2022 given the competitiveness of the overall labor market primarily resulting from continuing labor shortages.

Interest expense. Interest expense was $5.6 million for the six months ended April 2, 2022, an increase of $1.3 million, or 30.7%, compared to $4.3 million for the six months ended April 3, 2021. The increase was primarily attributable to an increase in the stated term loan interest rate from 3.8% at April 3, 2021 to 6.1% at April 2, 2022, as well as increased revolving credit facility borrowings outstanding during the first half of fiscal 2022 when compared with the same period in the previous year.

Income taxes. Income tax benefit was $9.2 million for the six months ended April 2, 2022, compared to income tax benefit of $1.0 million for the same period in fiscal 2021.

The effective tax rate for the six months ended April 2, 2022 was 39.2% and differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the six months ended April 3, 2021 was 34.8% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to discrete period tax benefit from share-based compensation expenses, but also due to normal tax rate items, including impacts from state taxes.

Adjusted EBITDA. Adjusted EBITDA was $(7.1) million, or (2.1)% of net sales, for the six months ended April 2, 2022, a decrease of $20.4 million, or 153.2%, compared to $13.3 million, or 4.5% of net sales, for the six months ended April 3, 2021. The decrease in Adjusted EBITDA is primarily the result of a $14.0 million increase in net loss and $8.2 million increase in income tax benefit, both as a result of the factors discussed above. The decrease was partially offset by a $1.3 million increase in interest expense as a result of the factors discussed above and a $0.9 increase in share-based compensation expense as a result of the accelerated vesting of all outstanding stock awards for two of the Company's former executives in connection with their retirements in the first quarter of fiscal 2022.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Net loss	$(16,229)	$(2,233)
Adjustments:
Interest expense, net (1)	5,720	4,434
Income tax benefit	(9,177)	(1,004)
Depreciation, amortization, and disposals (2)	7,145	7,267
Operational transformation initiatives	1,586	208
Loss on debt modification	561	598
Share-based compensation	2,486	1,595
Product redesign initiatives	534	1,267
Restructuring and other charges	246	494
Costs directly attributed to the COVID-19 pandemic (3)	37	697
Adjusted EBITDA	$(7,091)	$13,323
Adjusted EBITDA margin (percentage of net sales)	(2.1)%	4.5%

(1) Includes $0.1 million and $0.2 million for the fiscal periods ended April 2, 2022 and April 3, 2021, respectively, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At April 2, 2022, the Company had $14.9 million of available cash (net of outstanding checks) and $93.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Period	Minimum Units Manufactured
Three month period ending November 27, 2021	1,128
Three month period ending January 1, 2022	776
Three month period ending January 29, 2022	748
Three month period ending February 26, 2022	727
Three month period ending April 2, 2022	763
Three month period ending April 30, 2022	1,111
Three month period ending May 28, 2022	1,525
Three month period ending July 2, 2022	2,053
Three month period ending July30, 2022	2,072
Three month period ending August 27, 2022	2,199
Three month period ending October 1, 2022	2,306

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

At April 2, 2022, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The continuing adverse impacts from the COVID-19 pandemic materially impacted our results in the first half of fiscal 2022, primarily resulting from significant supply chain disruptions that a) constrained our abilities to produce buses to fulfill sales orders and b) increased our manufacturing costs as a result of i) higher purchase costs for components and freight and ii) increased manufacturing inefficiencies due to the shortage of certain critical components that required more off-line labor to produce buses. The continuing development and fluidity of the pandemic precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our 2021 Form 10-K, filed with the SEC on December 15, 2021, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Cash and cash equivalents at beginning of period	$11,709	$44,507
Total cash used in operating activities	(11,410)	(11,198)
Total cash used in investing activities	(3,478)	(7,007)
Total cash provided by (used in) financing activities	18,046	(7,580)
Change in cash and cash equivalents	$3,158	$(25,785)
Cash and cash equivalents at end of period	$14,867	$18,722

Total cash used in operating activities

Cash flows used in operating activities totaled $11.4 million for the six months ended April 2, 2022, consistent with the $11.2 million of cash flows used in operating activities during the six months ended April 3, 2021.

Total cash used in investing activities

Cash flows used in investing activities totaled $3.5 million for the six months ended April 2, 2022, as compared to $7.0 million for the six months ended April 3, 2021. The $3.5 million decrease was due to a reduction in spending on fixed assets.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $18.0 million for the six months ended April 2, 2022, as compared to $7.6 million of cash flows used in financing activities for the six months ended April 3, 2021. The $25.6 million increase between fiscal periods was primarily attributed to $75.0 million of proceeds received from the issuance and sale of common stock in a private placement transaction that was partially offset by the repayment of $45.0 million of revolving credit facility borrowings, both during the first half of fiscal 2022 with no similar activity in the corresponding period of the previous year. Additionally, there was a $2.5 million increase in principal payments of senior term loan borrowings, a $1.0 million increase in cash paid for repurchases of common stock in connection with employee stock award exercises, and a $0.8 million decrease in cash received from employee stock option exercises during the first half of fiscal 2022 when compared with the same period in fiscal 2021.

Free cash flow

Management believes the non-GAAP measurement of Free Cash Flow, defined as net cash used in operating activities plus cash paid for fixed assets and acquired intangible assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Financial Measures We Use to Evaluate Our Performance” for further discussion. The following table sets forth the calculation of Free Cash Flow for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 2, 2022	April 3, 2021
Net cash used in operating activities	$(11,410)	$(11,198)
Cash paid for fixed assets	(3,478)	(7,007)
Free Cash Flow	$(14,888)	$(18,205)

Free Cash Flow for the six months ended April 2, 2022 was $3.3 million higher than the six months ended April 3, 2021, due to a decrease of $3.5 million in cash paid for fixed assets that was partially offset by a $0.2 million increase in cash used in operating activities .

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.3 million at April 2, 2022, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at April 2, 2022 which relates to a guarantee of indebtedness for a term loan obtained by one of our dealers with a remaining maturity up to 0.8 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Blue Bird Corporation

Dated:	May 12, 2022	/s/ Matthew Stevenson
Matthew Stevenson
Chief Executive Officer

Dated:	May 12, 2022	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer