Form 10-Q
period 2022-07-02
Blue Bird Corp
filed 2022-08-10
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

At August 8, 2022, 32,024,911 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	July 2, 2022	October 2, 2021
Assets
Current assets
Cash and cash equivalents	$26,509	$11,709
Accounts receivable, net	13,004	9,967
Inventories	216,725	125,206
Other current assets	9,901	9,191
Total current assets	$266,139	$156,073
Property, plant and equipment, net	102,124	105,482
Goodwill	18,825	18,825
Intangible assets, net	47,936	49,443
Equity investment in affiliate	11,312	14,817
Deferred tax assets	10,706	4,413
Finance lease right-of-use assets	4,363	5,486
Other assets	1,765	1,481
Total assets	$463,170	$356,020
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$129,911	$72,270
Warranty	6,637	7,385
Accrued expenses	18,472	12,267
Deferred warranty income	7,152	7,832
Finance lease obligations	1,366	1,327
Other current liabilities	4,626	8,851
Current portion of long-term debt	18,563	14,850
Total current liabilities	$186,727	$124,782
Long-term liabilities
Revolving credit facility	$60,000	$45,000
Long-term debt	135,035	149,573
Warranty	9,507	11,165
Deferred warranty income	10,986	12,312
Deferred tax liabilities	3,883	3,673
Finance lease obligations	3,506	4,538
Other liabilities	11,880	14,882
Pension	19,659	22,751
Total long-term liabilities	$254,456	$263,894
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at July 2, 2022 and October 2, 2021	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,990,860 and 27,205,269 shares outstanding at July 2, 2022 and October 2, 2021, respectively	3	3
Additional paid-in capital	172,814	96,170
Accumulated deficit	(56,417)	(33,753)
Accumulated other comprehensive loss	(44,131)	(44,794)
Treasury stock, at cost, 1,782,568 shares at July 2, 2022 and October 2, 2021	(50,282)	(50,282)
Total stockholders' equity (deficit)	$21,987	$(32,656)
Total liabilities and stockholders' equity (deficit)	$463,170	$356,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$206,083	$196,659	$542,965	$491,791
Cost of goods sold	184,490	170,500	502,018	432,671
Gross profit	$21,593	$26,159	$40,947	$59,120
Operating expenses
Selling, general and administrative expenses	20,505	18,073	58,596	50,124
Operating profit (loss)	$1,088	$8,086	$(17,649)	$8,996
Interest expense	(3,908)	(2,805)	(9,481)	(7,069)
Interest income	—	—	—	1
Other income, net	735	426	2,215	1,491
Loss on debt modification	—	—	(561)	(598)
(Loss) income before income taxes	$(2,085)	$5,707	$(25,476)	$2,821
Income tax (expense) benefit	(2,860)	(1,892)	6,317	(888)
Equity in net (loss) income of non-consolidated affiliate	(1,490)	517	(3,505)	166
Net (loss) income	$(6,435)	$4,332	$(22,664)	$2,099

(Loss) earnings per share:
Basic weighted average shares outstanding	31,990,860	27,172,162	30,687,406	27,116,915
Diluted weighted average shares outstanding	31,990,860	27,428,877	30,687,406	27,337,360
Basic (loss) earnings per share	$(0.20)	$0.16	$(0.74)	$0.08
Diluted (loss) earnings per share	$(0.20)	$0.16	$(0.74)	$0.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(6,435)	$4,332	$(22,664)	$2,099
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	221	354	663	1,061
Total other comprehensive income	$221	$354	$663	$1,061
Comprehensive (loss) income	$(6,214)	$4,686	$(22,001)	$3,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net (loss) income	$(22,664)	$2,099
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,089	10,145
Non-cash interest expense	3,084	2,219
Share-based compensation	3,153	1,923
Equity in net loss (income) of non-consolidated affiliate	3,505	(166)
Loss (gain) on disposal of fixed assets	12	(681)
Impairment of fixed assets	1,354	—
Deferred taxes	(6,293)	350
Amortization of deferred actuarial pension losses	872	1,397
Loss on debt modification	561	598
Changes in assets and liabilities:
Accounts receivable	(3,037)	(2,828)
Inventories	(91,519)	(77,017)
Other assets	80	1,682
Accounts payable	56,280	55,150
Accrued expenses, pension and other liabilities	(9,928)	(9,109)
Total adjustments	$(31,787)	$(16,337)
Total cash used in operating activities	$(54,451)	$(14,238)
Cash flows from investing activities
Cash paid for fixed assets	$(4,748)	$(10,304)
Proceeds from sale of fixed assets	—	901
Total cash used in investing activities	$(4,748)	$(9,403)
Cash flows from financing activities
Revolving credit facility borrowings	$15,000	$—
Principal payments of senior term loan borrowings	(11,138)	(7,425)
Principal payments of finance lease borrowings	(993)	(1,147)
Cash paid for debt costs	(2,468)	(2,476)
Proceeds from Private Placement (Note 11)	75,000	—
Cash paid for stock issuance costs	(202)	—
Cash paid for repurchases of common stock in connection with employee stock award exercises	(1,503)	(518)
Cash received from employee stock option exercises	303	1,923
Total cash provided by (used in) financing activities	$73,999	$(9,643)
Change in cash and cash equivalents	14,800	(33,284)
Cash and cash equivalents, beginning of period	11,709	44,507
Cash and cash equivalents, end of period	$26,509	$11,223

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$10,408	$8,855
Income tax paid, net of tax refunds	48	52
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$1,718	$400
Right-of-use assets obtained in exchange for operating lease obligations	—	107

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, April 2, 2022	31,990,860	$3	$172,191	—	$—	$(44,352)	$(49,982)	1,782,568	$(50,282)	$27,578
Share-based compensation expense	—	—	623	—	—	—	—	—	—	623
Net loss	—	—	—	—	—	—	(6,435)	—	—	(6,435)
Other comprehensive income, net of tax	—	—	—	—	—	221	—	—	—	221
Balance, July 2, 2022	31,990,860	$3	$172,814	—	$—	$(44,131)	$(56,417)	1,782,568	$(50,282)	$21,987

Balance, April 3, 2021	27,153,872	$3	$91,078	—	$—	$(57,690)	$(35,697)	1,782,568	$(50,282)	$(52,588)
Stock option activity	50,563	—	794	—	—	—	—	—	—	794
Share-based compensation expense	—	—	297	—	—	—	—	—	—	297
Net income	—	—	—	—	—	—	4,332	—	—	4,332
Other comprehensive income, net of tax	—	—	—	—	—	354	—	—	—	354
Balance, July 3, 2021	27,204,435	$3	$92,169	—	$—	$(57,336)	$(31,365)	1,782,568	$(50,282)	$(46,811)

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private Placement (Note 11)	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	82,505	—	(1,484)	—	—	—	—	—	—	(1,484)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	3,046	—	—	—	—	—	—	3,046
Net loss	—	—	—	—	—	—	(22,664)	—	—	(22,664)
Other comprehensive income, net of tax	—	—	—	—	—	663	—	—	—	663
Balance, July 2, 2022	31,990,860	$3	$172,814	—	$—	$(44,131)	$(56,417)	1,782,568	$(50,282)	$21,987

Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(517)	—	—	—	—	—	—	(517)
Stock option activity	119,627	—	1,922	—	—	—	—	—	—	1,922
Share-based compensation expense	—	—	1,854	—	—	—	—	—	—	1,854
Net income	—	—	—	—	—	—	2,099	—	—	2,099
Other comprehensive income, net of tax	—	—	—	—	—	1,061	—	—	—	1,061
Balance, July 3, 2021	27,204,435	$3	$92,169	—	$—	$(57,336)	$(31,365)	1,782,568	$(50,282)	$(46,811)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending October 1, 2022 ("fiscal 2022") and ended October 2, 2021 ("fiscal 2021") consist or consisted of 52 weeks. The third quarters of fiscal 2022 and fiscal 2021 both included 13 weeks. The nine month periods in fiscal 2022 and 2021 both included 39 weeks.

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

Impacts of COVID-19 and Russia's Invasion of Ukraine on our Business

Towards the end of our second quarter of the fiscal year that ended October 3, 2020 ("fiscal 2020") and continuing through the third quarter of fiscal 2022, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic has significantly impacted our financial results from the second half of fiscal 2020, continuing through the third quarter of fiscal 2022, causing, among other matters, reduced demand for school buses and major supply chain disruptions during portions of this period of time.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022. While the Company has no assets or customers in either of these countries, this military conflict significantly impacted our financial results during the third quarter of fiscal 2022, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it has contributed to increased a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during the third quarter of fiscal 2022.

The continuing development and fluidity of the pandemic and military conflict in Ukraine and their trailing impacts preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2021 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2021. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 2, 2022.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	July 2, 2022	October 2, 2021
Raw materials	$152,191	$74,862
Work in process	59,832	41,257
Finished goods	4,702	9,087
Total inventories	$216,725	$125,206

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at beginning of period	$16,985	$19,181	$18,550	$21,374
Add current period accruals	1,894	2,040	5,181	4,932
Current period reductions of accrual	(2,735)	(2,441)	(7,587)	(7,526)
Balance at end of period	$16,144	$18,780	$16,144	$18,780
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at beginning of period	$18,414	$20,724	$20,144	$22,588
Add current period deferred income	1,908	1,921	4,268	4,421
Current period recognition of income	(2,184)	(2,137)	(6,274)	(6,501)
Balance at end of period	$18,138	$20,508	$18,138	$20,508

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $2.0 million of the outstanding contract liability during the remainder of fiscal 2022, $6.5 million in fiscal 2023, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	July 2, 2022	October 2, 2021
Current portion	$3,876	$2,781
Long-term portion	1,805	1,732
Total accrued self-insurance	$5,681	$4,513

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.2 million and $3.3 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and $11.1 million and $9.2 million for the nine months ended July 2, 2022 and July 3, 2021, respectively. The related cost of goods sold was $3.7 million and $2.9 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and $9.9 million and $8.0 million for the nine months ended July 2, 2022 and July 3, 2021, respectively.

Pension Expense

Components of net periodic pension benefit (income) expense were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest cost	$1,092	$1,057	$3,276	$3,171
Expected return on plan assets	(2,122)	(1,944)	(6,366)	(5,832)
Amortization of prior loss	291	466	873	1,397
Net periodic benefit income	$(739)	$(421)	$(2,217)	$(1,264)
Amortization of prior loss, recognized in other comprehensive income	(291)	(466)	(873)	(1,397)
Total recognized in net periodic pension benefit income and other comprehensive income	$(1,030)	$(887)	$(3,090)	$(2,661)

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined below) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four-year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar establishes a range whereby we will pay the counterparty if the three month LIBOR rate falls below the established floor rate of 1.5%, and the counterparty will pay us if the three month LIBOR rate exceeds the ceiling rate of 3.3%. The collar settles quarterly through the termination date of September 30, 2022. No payments or receipts are exchanged on the interest rate collar contract unless interest rates rise above or fall below the contracted ceiling or floor rates. During the nine months ended July 2, 2022, the three month LIBOR rate fell below the established floor, which required us to make $1.2 million in total cash payments to the counterparty.

Changes in the interest rate collar fair value are recorded in interest expense as the collar does not qualify for hedge accounting. At July 2, 2022, the fair value of the interest rate collar contract was $0. The fair value of the interest rate collar is a Level 2 fair value measurement, based on quoted prices of similar items in active markets.

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

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	July 2, 2022	October 2, 2021
2023 term loan, net of deferred financing costs of $1,715 and $2,027, respectively	$153,598	$164,423
Less: current portion of long-term debt	18,563	14,850
Long-term debt, net of current portion	$135,035	$149,573

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At July 2, 2022 and October 2, 2021, $155.3 million and $166.5 million, respectively, were outstanding on the term loans.

At July 2, 2022 and October 2, 2021, the stated interest rates on the term loans were 7.9% and 4.0%, respectively. At July 2, 2022 and October 2, 2021, the weighted-average annual effective interest rates for the term loans were 7.7% and 6.0%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At July 2, 2022, $6.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were $60.0 million in borrowings outstanding on the revolving credit facility; therefore, the Company would have been able to borrow $33.7 million on the revolving line of credit.

Interest expense on all indebtedness was $3.9 million and $2.8 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and $9.5 million and $7.1 million for the nine months ended July 2, 2022 and July 3, 2021, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2022	$3,713
2023	151,600
Total remaining principal payments	$155,313

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

Three Months

The effective tax rate for the three months ended July 2, 2022 was (137.2)%, which differed from the statutory federal income tax rate of 21%. In addition, the amount recorded represents income tax expense in a three month period in which the Company recorded loss before income taxes. This unusual relationship exists as the amount recorded was necessary to adjust the income tax benefit for the nine months ended July 2, 2022, discussed below, to reflect the Company's revised estimated annual income tax rate, including the effects of discrete period tax items.

The effective tax rate for the three months ended July 3, 2021 was 33.2%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax expense resulting from recording a liability for uncertain tax positions ("UTPs"), including accrued interest and penalties, that was partially offset by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments.

Nine Months

The effective tax rate for the nine months ended July 2, 2022 was 24.8% and differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

The effective tax rate for the nine months ended July 3, 2021 was 31.5% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax expense resulting from recording a liability for UTPs, including accrued interest and penalties, that was partially offset by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At July 2, 2022, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Guarantees

In the ordinary course of business, we may provide guarantees for certain transactions entered into by our dealers. At July 2, 2022, we had a $3.0 million guarantee outstanding that relates to a guarantee of dealer indebtedness for a term loan with remaining maturity up to 0.5 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote. At July 2, 2022, $0.1 million was included in other current liabilities on our Condensed Consolidated Balance Sheets for the estimated fair value of the guarantee.

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

Net sales
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Bus (1)	$186,631	$181,735	$487,552	$449,876
Parts (1)	19,452	14,924	55,413	41,915
Segment net sales	$206,083	$196,659	$542,965	$491,791

(1) Parts segment revenue includes $0.7 million and $0.9 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and $2.6 million and $2.9 million for the nine months ended July 2, 2022 and July 3, 2021, respectively, related to inter-segment sales of parts that were eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Bus	$13,632	$20,471	$19,290	$43,265
Parts	7,961	5,688	21,657	15,855
Segment gross profit	$21,593	$26,159	$40,947	$59,120

The following table is a reconciliation of segment gross profit to consolidated (loss) income before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment gross profit	$21,593	$26,159	$40,947	$59,120
Adjustments:
Selling, general and administrative expenses	(20,505)	(18,073)	(58,596)	(50,124)
Interest expense	(3,908)	(2,805)	(9,481)	(7,069)
Interest income	—	—	—	1
Other income, net	735	426	2,215	1,491
Loss on debt modification	—	—	(561)	(598)
(Loss) income before income taxes	$(2,085)	$5,707	$(25,476)	$2,821

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
United States	$193,571	$179,850	$488,363	$436,286
Canada	12,009	15,072	50,506	49,257
Rest of world	503	1,737	4,096	6,248
Total net sales	$206,083	$196,659	$542,965	$491,791

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Diesel buses	$79,355	$76,753	$221,669	$212,578
Alternative power buses (1)	96,897	95,877	237,267	214,133
Other (2)	10,952	9,495	30,320	24,240
Parts	18,879	14,534	53,709	40,840
Net sales	$206,083	$196,659	$542,965	$491,791

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. (Loss) Earnings Per Share

The following table presents the (loss) earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net (loss) income	$(6,435)	$4,332	$(22,664)	$2,099

Denominator:
Weighted-average common shares outstanding	31,990,860	27,172,162	30,687,406	27,116,915
Weighted-average dilutive securities, restricted stock	—	121,399	—	144,835
Weighted-average dilutive securities, stock options	—	135,316	—	75,610
Weighted-average shares and dilutive potential common shares (1)	31,990,860	27,428,877	30,687,406	27,337,360

Loss per share:
Basic (loss) earnings per share	$(0.20)	$0.16	$(0.74)	$0.08
Diluted (loss) earnings per share	$(0.20)	$0.16	$(0.74)	$0.08

(1) Potentially dilutive securities representing 0.6 million and 0.0 million shares of common stock were excluded from the computation of diluted (loss) earnings per share for the three months ending July 2, 2022 and July 3, 2021, respectively, and potentially dilutive securities representing 0.4 million and 0.1 million shares of common stock were excluded from the computation of diluted (loss) earnings per share for the nine months ending July 2, 2022 and July 3, 2021, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
July 2, 2022
Beginning Balance	$(44,352)	$(44,352)	$(44,794)	$(44,794)
Amounts reclassified and included in earnings	291	291	873	873
Total before taxes	291	291	873	873
Income taxes	(70)	(70)	(210)	(210)
Ending Balance July 2, 2022	$(44,131)	$(44,131)	$(44,131)	$(44,131)

July 3, 2021
Beginning Balance	$(57,690)	$(57,690)	$(58,397)	$(58,397)
Amounts reclassified and included in earnings	466	466	1,397	1,397
Total before taxes	466	466	1,397	1,397
Income taxes	(112)	(112)	(336)	(336)
Ending Balance July 3, 2021	$(57,336)	$(57,336)	$(57,336)	$(57,336)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended July 2, 2022 and July 3, 2021 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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
•future impacts from the novel coronavirus pandemic known as "COVID-19," and any other pandemics, public health crises, or epidemics, on capital markets, manufacturing and supply chain abilities, consumer and customer demand, school system operations, workplace conditions, and any other unexpected impacts, which include or could include, among other effects:
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
•future impacts resulting from Russia's invasion of Ukraine, which include or could include, among other effects:
◦disruption in global commodity and other markets;
◦supply shortages and supplier financial risk, especially from suppliers providing inventory that is dependent on resources originating from either of these countries; and
◦negative impacts to manufacturing operations resulting from inventory cost volatility or the supply chain due to shutdowns or other disruptions in operations.

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

Throughout this Report, we refer to the fiscal year ending October 1, 2022 as "fiscal 2022," the fiscal year ended October 2, 2021 as "fiscal 2021" and the fiscal year ended October 3, 2020 as “fiscal 2020.” There will be or were 52 weeks in fiscal 2022 and fiscal 2021, respectively, and there were 53 weeks in fiscal 2020. The third quarters of fiscal 2022 and fiscal 2021 both included 13 weeks. The nine month periods in fiscal 2022 and 2021 both included 39 weeks.

Impact of COVID-19 on Our Business

Beginning in our second fiscal quarter of fiscal 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued through the third quarter of fiscal 2022 and may continue for an extended period of time.

Supply chain disruptions significantly impacted our operations and results during the latter half of fiscal 2021 and continuing into the third quarter of fiscal 2022. We incurred higher inventory purchase costs, including freight costs incurred to expedite receipt of critical components, and experienced increased manufacturing inefficiencies due to the shortage of critical components that hindered our ability to efficiently complete the production of buses to fulfill sales orders. Specifically, management estimates that the sale of over 2,000 units was deferred from fiscal 2021 into fiscal 2022 as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during this period. Including these units, as applicable, the Company's backlog exceeded 4,200 and 6,200 units as of October 2, 2021 and July 2, 2022, respectively, as demand for our products remains strong, with no sales orders canceled as a result of delays in our production process.

The Company's increased purchase costs for certain of its raw materials during the pandemic have negatively impacted the gross profit recognized on sales, including during the second half of fiscal 2021 and continuing through the third quarter of fiscal 2022. In response, the Company announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. These price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. However, they began to have a positive impact on sales and gross profit in the third quarter of fiscal 2022 and management is expecting them to continue being reflected in the revenue that is realized in the fourth quarter of fiscal 2022 and continuing into fiscal 2023. In general, management believes that such supply chain disruptions will continue in future periods and could materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to-date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production.

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

The continuing impacts from COVID-19 on the Company's operations in the first three quarters of fiscal 2022 negatively affected our gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to maintain normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production during the remainder of fiscal 2022 and beyond. See PART I, Item 1.A. "Risk Factors," of our 2021 Form 10-K, filed with the SEC on December 15, 2021, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results during the third quarter of fiscal 2022, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant increase in the price of steel from $1,057 per ton the third week of February 2022 to as high as $1,492 per ton the third week of April 2022 before finally decreasing to an average of $1,078 per ton the last two weeks of June (source: sheet prices published by the CRU Index every Wednesday that provide price benchmarking in North America for U.S. Midwest Domestic Hot-Rolled Coil Steel). While the Company has mitigated its direct exposure to steel prices by executing fixed price purchase contracts for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel have increased the price that they charge the Company to acquire such inventory, primarily during the latter part of the third quarter of fiscal 2022. These inventory cost increases impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, which increased from $4.055 per gallon the week ending February 21, 2022 to $5.783 per gallon the week ending June 27, 2022 (source: U.S Energy Information Administration - Weekly U.S. No 2 Diesel Retail Prices). This increase has significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires. Additionally, such increase was implemented with very little lag so that it impacted gross profit and cash flows more significantly during the third quarter of fiscal 2022 than did the rising cost of steel.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict has increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of the third quarter of fiscal 2022. Because peace negotiations do not appear to be productive and because Russia has announced its intention to continue military operations in Ukraine in the immediate term, we currently believe that this matter will continue to adversely impact our business throughout the remainder of fiscal

2022 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

Additional Measures Implemented by Management in Response to the Current Environment

The Company has taken actions to control spending and secure adequate liquidity, including headcount rationalization, temporary salary reductions and furloughs, changes to the minimum required financial covenants via execution of a fourth amendment to our Credit Agreement in November 2021, and raising $75.0 million of proceeds through the issuance and sale of an aggregate 4,687,500 shares of common stock at $16.00 per share in a private placement transaction on December 15, 2021. Further detail and discussion of the fourth amendment and private placement transaction can be found in the "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Even with adequate liquidity, we are evaluating and considering further actions to reduce costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic and Russia's invasion of Ukraine. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We may also pursue raising additional capital via an equity or debt offering. We will continue to actively monitor the situations and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and stockholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2021 Form 10-K, filed with the SEC on December 15, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended July 2, 2022.

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
•Pricing. Our products are sold to school districts throughout the U.S. and Canada. Each state and each Canadian province has its own set of regulations that governs the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures, and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions. Additionally, in certain cases, prices originally quoted with dealers and school districts may have become less favorable, or more unfavorable, to us given increasing inventory costs between the time the sales order was contractually agreed upon and the bus is built and delivered as a result of ongoing supply chain disruptions and general inflationary pressures.
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
•Inflation. As discussed previously above, supply chain disruptions resulting from the ongoing COVID-19 pandemic and, more recently, Russia's invasion of Ukraine, have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021 and continuing into the third quarter of fiscal 2022. In response, the Company announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. These price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. However, they began to have a positive impact on sales and gross profit in the third quarter of fiscal 2022 and management is expecting them to continue being reflected in the revenue that is realized in the fourth quarter of fiscal 2022 and continuing into fiscal 2023.

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

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The condensed consolidated financial statements included in this Report in Item 1. "Financial Statements (Unaudited)" are prepared in conformity with U.S. GAAP. This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA;” “Adjusted EBITDA Margin;” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the (a) Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio ("TNLR"), as and when applicable, and (b) interest rate that is charged on outstanding borrowings in accordance with a pricing grid that is based upon the TNLR. Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

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

Consolidated Results of Operations for the Three Months Ended July 2, 2022 and July 3, 2021:

	Three Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Net sales	$206,083	$196,659
Cost of goods sold	184,490	170,500
Gross profit	$21,593	$26,159
Operating expenses
Selling, general and administrative expenses	20,505	18,073
Operating profit	$1,088	$8,086
Interest expense	(3,908)	(2,805)
Other income, net	735	426
(Loss) income before income taxes	$(2,085)	$5,707
Income tax expense	(2,860)	(1,892)
Equity in net (loss) income of non-consolidated affiliate	(1,490)	517
Net (loss) income	$(6,435)	$4,332
Other financial data:
Adjusted EBITDA	$8,792	$13,161
Adjusted EBITDA margin	4.3%	6.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	July 2, 2022	July 3, 2021
Bus	$186,631	$181,735
Parts	19,452	14,924
Total	$206,083	$196,659

Gross (Loss) Profit by Segment
Bus	$13,632	$20,471
Parts	7,961	5,688
Total	$21,593	$26,159

Net sales. Net sales were $206.1 million for the third quarter of fiscal 2022, an increase of $9.4 million, or 4.8%, compared to $196.7 million for the third quarter of fiscal 2021. The increase in net sales is primarily due to product and mix changes as well as pricing actions taken by management in response to increased inventory purchase costs. During the first half of fiscal 2021, the COVID-19 pandemic caused many schools to shut down in-person learning, decreasing the demand for buses and related maintenance and replacement parts. However, by the third quarter of fiscal 2021, many schools began signaling a return to in-person learning by the beginning of the 2021/2022 school year (i.e., August and September 2021), resulting in a significant increase in the demand for buses and a corresponding increase in our net sales during the quarter. Although schools have generally continued to conduct in-person learning and demand for buses and related parts has remained strong as indicated by our sales backlog, significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing through the first three quarters of fiscal 2022. Accordingly, such shortages have limited the number of buses the Company could produce and deliver during this time period.

Bus sales increased $4.9 million, or 2.7%, reflecting a 20.4% increase in average sales price per unit, which was partially offset by a 14.7% decrease in units booked. In the third quarter of fiscal 2022, 1,726 units were booked compared to 2,024 units booked for the same period in fiscal 2021. The decrease in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components. The 20.4% increase in unit price for the third quarter of fiscal 2022 compared to the same period in fiscal 2021 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $4.5 million, or 30.3%, for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. This increase is primarily attributed to (a) more schools offering in-person learning during the 2021/2022 school year when compared with the 2020/2021 school year, which increased school bus units in operation and thus increased bus repair and maintenance activities and (b) pricing actions taken by management to offset increases in purchased parts costs.

Cost of goods sold. Total cost of goods sold was $184.5 million for the third quarter of fiscal 2022, an increase of $14.0 million, or 8.2%, compared to $170.5 million for the third quarter of fiscal 2021. As a percentage of net sales, total cost of goods sold increased from 86.7% to 89.5%.

Bus segment cost of goods sold increased $11.7 million, or 7.3%, for the third quarter of fiscal 2022 compared to the same period in fiscal 2021. The increase was primarily driven by increasing inventory costs as the average cost of goods sold per unit for the third quarter of fiscal 2022 was 25.8% higher compared to the third quarter of fiscal 2021 primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures, b) supply chain disruptions that resulted in higher purchase costs for components and freight and c) increased manufacturing inefficiencies resulting from the shortage of certain critical components that required more off-line labor to produce buses. This increase was partially offset by the 14.7% decrease in units booked.

The $2.3 million, or 24.4%, increase in parts segment cost of goods sold for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 largely aligned with the increase in sales noted above, with the slight variation due to product and channel mix.

Operating profit. Operating profit was $1.1 million for the third quarter of fiscal 2022, a decrease of $7.0 million, compared to operating profit of $8.1 million for the third quarter of fiscal 2021. Profitability was negatively impacted by a decrease of $4.6 million in gross profit as outlined in the revenue and cost of goods sold discussions, as well as an increase of $2.4 million in selling, general and administrative expenses, primarily due to an increase in professional services, largely relating to several cost cutting and operational transformation initiatives.

Interest expense. Interest expense was $3.9 million for the third quarter of fiscal 2022, an increase of $1.1 million, or 39.3%, compared to $2.8 million for the third quarter of fiscal 2021. The increase was primarily attributable to an increase in the stated term loan interest rate from 4.0% at July 3, 2021 to 7.9% at July 2, 2022 and increased borrowings outstanding during the third quarter of fiscal 2022 when compared with the same period in the previous year.

Income taxes. We recorded income tax expense of $2.9 million for the third quarter of fiscal 2022, compared to income tax expense of $1.9 million for the same period in fiscal 2021.

The effective tax rate for the three months ended July 2, 2022 was (137.2)%, which differed from the statutory federal income tax rate of 21%. In addition, the amount recorded represents income tax expense in a three month period in which the Company recorded loss before income taxes. This unusual relationship exists as the amount recorded was necessary to adjust the income tax benefit for the nine months ended July 2, 2022 to reflect the Company's revised estimated annual income tax rate, including the effects of discrete period tax items.

The effective tax rate for the three months ended July 3, 2021 was 33.2%, which differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes, net non-deductible compensation expenses and other tax adjustments. The effective tax rate was also impacted by discrete period tax expense resulting from recording a liability for uncertain tax positions ("UTPs"), including accrued interest and penalties, that was partially offset by discrete period tax benefits resulting from share-based compensation expenses and prior year tax return adjustments.

Adjusted EBITDA. Adjusted EBITDA was $8.8 million, or 4.3% of net sales, for the third quarter of fiscal 2022, a decrease of $4.4 million, or 33.2%, compared to $13.2 million, or 6.7% of net sales, for the third quarter of fiscal 2021. The decrease in Adjusted EBITDA primarily results from the $10.8 million decrease in net income, as a result of the factors discussed above. This decrease was partially offset by a $4.1 million increase in operational transformation initiatives, $1.1 million increase in interest expense and $1.0 million increase in income tax expense as a result of the factors discussed above.

The following table sets forth a reconciliation of net (loss) income to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Net (loss) income	$(6,435)	$4,332
Adjustments:
Interest expense, net (1)	3,976	2,887
Income tax expense	2,860	1,892
Depreciation, amortization, and disposals (2)	3,642	2,851
Operational transformation initiatives	4,065	14
Share-based compensation	667	328
Product redesign initiatives	15	641
Costs directly attributed to the COVID-19 pandemic (3)	2	216
Adjusted EBITDA	$8,792	$13,161
Adjusted EBITDA margin (percentage of net sales)	4.3%	6.7%

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

Consolidated Results of Operations for the Nine Months Ended July 2, 2022 and July 3, 2021:

	Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Net sales	$542,965	$491,791
Cost of goods sold	502,018	432,671
Gross profit	$40,947	$59,120
Operating expenses
Selling, general and administrative expenses	58,596	50,124
Operating (loss) profit	$(17,649)	$8,996
Interest expense	(9,481)	(7,069)
Interest income	—	1
Other income, net	2,215	1,491
Loss on debt modification	(561)	(598)
(Loss) income before income taxes	$(25,476)	$2,821
Income tax benefit (expense)	6,317	(888)
Equity in net (loss) income of non-consolidated affiliate	(3,505)	166
Net (loss) income	$(22,664)	$2,099
Other financial data:
Adjusted EBITDA	$1,701	$26,484
Adjusted EBITDA margin	0.3%	5.4%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	July 2, 2022	July 3, 2021
Bus	$487,552	$449,876
Parts	55,413	41,915
Total	$542,965	$491,791

Gross Profit by Segment
Bus	$19,290	$43,265
Parts	21,657	15,855
Total	$40,947	$59,120

Net sales. Net sales were $543.0 million for the nine months ended July 2, 2022, an increase of $51.2 million, or 10.4%, compared to $491.8 million for the nine months ended July 3, 2021. The increase in net sales is primarily due to product and mix changes as well as pricing actions taken by management in response to increased inventory purchase costs. During the first half of fiscal 2021, the COVID-19 pandemic caused many schools to shut down in-person learning, decreasing the demand for buses and related maintenance and replacement parts. However, by the third quarter of fiscal 2021, many schools began signaling a return to in-person learning by the beginning of the 2021/2022 school year (i.e., August and September 2021), resulting in a significant increase in the demand for buses and a corresponding increase in our net sales during the quarter. Although schools have generally continued to conduct in-person learning and demand for buses and related parts has remained strong as indicated by our sales backlog, significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing through the first three quarters of fiscal 2022. Accordingly, such shortages have limited the number of buses the Company could produce and deliver during this time period.

Bus sales increased $37.7 million, or 8.4%, reflecting a 7.5% increase in average sales price per unit resulting from pricing actions taken by management as well as product and customer mix changes. Units booked were consistent in both periods with 4,806 units booked in the nine months ended July 2, 2022 compared with 4,768 units booked during the same period in fiscal 2021.

Parts sales increased $13.5 million, or 32.2%, for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021. This increase is primarily attributed to (a) more schools offering in-person learning during the 2021/2022 school year when compared with the 2020/2021 school year, which increased school bus units in operation and thus increased bus repair and maintenance activities and (b) pricing actions taken by management to offset increases in purchased parts costs.

Cost of goods sold. Total cost of goods sold was $502.0 million for the nine months ended July 2, 2022, an increase of $69.3 million, or 16.0%, compared to $432.7 million for the nine months ended July 3, 2021. As a percentage of net sales, total cost of goods sold increased from 88.0% to 92.5%.

Bus segment cost of goods sold increased $61.7 million, or 15.2%, for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021. The increase was primarily driven by increasing inventory costs as the average cost of goods sold per unit for the nine months ended July 2, 2022 was 14.2% higher compared to the nine months ended July 3, 2021. This increase was primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures, b) supply chain disruptions that resulted in higher purchase costs for components and freight and c) increased manufacturing inefficiencies resulting from the shortage of certain critical components that required more off-line labor to produce buses.

The $7.7 million, or 29.5%, increase in parts segment cost of goods sold for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021 largely aligned with the increase in sales noted above, with the slight variation due to product and channel mix.

Operating (loss) profit. Operating loss was $17.6 million for the nine months ended July 2, 2022, a decrease of $26.6 million compared to operating profit of $9.0 million for the nine months ended July 3, 2021. Profitability was negatively impacted by a decrease of $18.2 million in gross profit as outlined in the revenue and cost of goods sold discussions, as well as an increase of $8.5 million in selling, general and administrative expenses, primarily due to a $5.3 million increase in professional services, largely relating to several cost cutting and operational transformation initiatives, and a $3.5 million increase in payroll, largely resulting from merit increases for all Company employees that were effective at the beginning of fiscal 2022 and were intended to partially mitigate the impact of increasing inflation. Additionally, selling, general and administrative expenses during the first half of fiscal 2021 benefited from actions taken by management to reduce labor costs and certain discretionary spending during the early months of the pandemic with no similar actions taken to reduce labor costs during the first three quarters of fiscal 2022 given the competitiveness of the overall labor market primarily resulting from continuing labor shortages.

Interest expense. Interest expense was $9.5 million for the nine months ended July 2, 2022, an increase of $2.4 million, or 34.1%, compared to $7.1 million for the nine months ended July 3, 2021. The increase was primarily attributable to an increase in the stated term loan interest rate from 4.0% at July 3, 2021 to 7.9% at July 2, 2022, as well as increased revolving credit facility borrowings outstanding during the nine months ended July 2, 2022 when compared with the same period in the previous year.

Income taxes. Income tax benefit was $6.3 million for the nine months ended July 2, 2022, compared to income tax expense of $0.9 million for the same period in fiscal 2021.

The effective tax rate for the nine months ended July 2, 2022 was 24.8% and differed from the statutory federal tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

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

Adjusted EBITDA. Adjusted EBITDA was $1.7 million, or 0.3% of net sales, for the nine months ended July 2, 2022, a decrease of $24.8 million, or 93.6%, compared to $26.5 million, or 5.4% of net sales, for the nine months ended July 3, 2021. The decrease in Adjusted EBITDA is primarily the result of a $24.8 million decrease in net income, as a result of the factors discussed above.

The following table sets forth a reconciliation of net (loss) income to adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Net (loss) income	$(22,664)	$2,099
Adjustments:
Interest expense, net (1)	9,696	7,321
Income tax (benefit) expense	(6,317)	888
Depreciation, amortization, and disposals (2)	10,787	10,118
Operational transformation initiatives	5,651	222
Loss on debt modification	561	598
Share-based compensation	3,153	1,923
Product redesign initiatives	549	1,908
Restructuring and other charges	246	494
Costs directly attributed to the COVID-19 pandemic (3)	39	913
Adjusted EBITDA	$1,701	$26,484
Adjusted EBITDA margin (percentage of net sales)	0.3%	5.4%

(1) Includes $0.2 million and $0.3 million for the fiscal periods ended July 2, 2022 and July 3, 2021, respectively, representing interest expense on lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.6 million for both of the fiscal periods ended July 2, 2022 and July 3, 2021, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At July 2, 2022, the Company had $26.5 million of available cash (net of outstanding checks) and $33.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

At July 2, 2022, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The continuing adverse impacts from the COVID-19 pandemic, when coupled with the more recent impacts resulting from Russia's invasion of Ukraine, materially impacted our results in the nine months ended July 2, 2022, primarily resulting from significant supply chain disruptions that a) constrained our abilities to produce buses to fulfill sales orders and b) increased our manufacturing costs as a result of i) higher purchase costs for components and freight and ii) increased manufacturing inefficiencies due to the shortage of certain critical components that required more off-line labor to produce buses. The continuing development and fluidity of the pandemic and military conflict in Ukraine preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our 2021 Form 10-K, filed with the SEC on December 15, 2021, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The pandemic and a prolonged military conflict in Ukraine could cause a severe contraction in our profits and/or liquidity which could lead to issues complying with our Amended Credit Agreement covenants. Our primary financial covenants are (i) for fiscal 2022, minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending; (ii) for fiscal 2022 and through April 1, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month; and (iv) beginning in fiscal 2023 and thereafter, TNLR, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA. If we are not able to comply with such covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing the existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up-front expenses not included in our historical financial statements.

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

Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters representing our two busiest quarters from a sales and production perspective, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have been, and are likely to continue to be, impacted by the seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter. With the COVID-19 pandemic impact on school systems and the historical uncertainty regarding (i) in-person schooling schedules and duration and (ii) the severity and duration of ongoing supply chain constraints, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Cash and cash equivalents at beginning of period	$11,709	$44,507
Total cash used in operating activities	(54,451)	(14,238)
Total cash used in investing activities	(4,748)	(9,403)
Total cash provided by (used in) financing activities	73,999	(9,643)
Change in cash and cash equivalents	$14,800	$(33,284)
Cash and cash equivalents at end of period	$26,509	$11,223

Total cash used in operating activities

Cash flows used in operating activities totaled $54.5 million for the nine months ended July 2, 2022, an increase of $40.2 million from the $14.2 million of cash flows used in operating activities during the nine months ended July 3, 2021. The increase in cash used was primarily due to the $24.8 million decrease in net income and a $14.5 million increase in inventory purchases.

Total cash used in investing activities

Cash flows used in investing activities totaled $4.7 million for the nine months ended July 2, 2022, as compared to $9.4 million for the nine months ended July 3, 2021. The $4.7 million decrease was primarily due to a reduction in spending on fixed assets.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $74.0 million for the nine months ended July 2, 2022, as compared to $9.6 million of cash flows used in financing activities for the nine months ended July 3, 2021. The $83.6 million increase between fiscal periods was primarily attributed to $75.0 million of proceeds received from the issuance and sale of common stock in a private placement transaction during the first nine months of fiscal 2022 with no similar activity in the corresponding period of the previous year, as well as $15.0 million of revolving credit facility borrowings during this same period. These cash inflows were partially offset by a $3.7 million increase in principal payments of senior term loan borrowings, $1.0 million increase in cash paid for repurchases of common stock in connection with employee stock award exercises, and $1.6 million decrease in cash received from employee stock option exercises during the first nine months of fiscal 2022 when compared with the same period in fiscal 2021.

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

	Nine Months Ended
(in thousands of dollars)	July 2, 2022	July 3, 2021
Net cash used in operating activities	$(54,451)	$(14,238)
Cash paid for fixed assets	(4,748)	(10,304)
Free Cash Flow	$(59,199)	$(24,542)

Free Cash Flow for the nine months ended July 2, 2022 was $34.7 million lower than the nine months ended July 3, 2021, due to a $40.2 million increase in cash used in operating activities, partially offset by a decrease of $5.6 million in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.3 million at July 2, 2022, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

We had a $3.0 million guarantee outstanding at July 2, 2022 that relates to a guarantee of indebtedness for a term loan obtained by one of our dealers with a remaining maturity up to 0.5 years. The $3.0 million represents the estimated maximum amount we would be required to pay upon default of all guaranteed indebtedness, and we believe the likelihood of required performance to be remote.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2021 Form 10-K. Such risk factors are expressly incorporated herein by reference, and they, and the risk factor included below, could materially adversely affect our business, financial condition, cash flows or operating results.

The military conflict in Ukraine could cause additional supply chain disruptions that could have a material adverse impact on our business, results of operations, financial condition and cash flows.

During the third quarter of fiscal 2022, the ongoing pressure on the global supply chain was further exacerbated as a result of Russia’s invasion of Ukraine towards the end of February 2022. Both countries have large quantities of minerals and other natural resources that impact commodity costs, such as diesel fuel, steel, rubber and resin, among others, and the conflict has further restricted access to inventory that is at least partially dependent upon such commodities, primarily for the Company’s suppliers. Such restricted access has, in certain cases, limited our ability to obtain critical component parts and/or resulted in us paying premium prices for freight and to access the limited supply of inventory. The degree to which this conflict impacts our future business, results of operations, financial condition and cash flows will depend on future developments, which are uncertain, including but not limited to the duration of, potential spread and severity of, and additional governmental actions in response to, the conflict and when and to what extent normal business and economic activity and conditions resume and continue without further disruption.

The risks described in the 2021 Form 10-K and above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or operating results.

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

10.1
First Amendment to Consulting Agreement, dated June 6, 2022, between Philip Horlock and Blue Bird Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on June 8, 2022).

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

Blue Bird Corporation

Dated:	August 10, 2022	/s/ Matthew Stevenson
Matthew Stevenson
Chief Executive Officer

Dated:	August 10, 2022	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer