Form 10-K
period 2022-10-01
Blue Bird Corp
filed 2022-12-12
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2022

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

At April 2, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $329.4 million based on the closing sales price of $19.11 as reported on The NASDAQ Global Market on April 1, 2022. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 7, 2022, there were 32,024,911 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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
◦reductions in market demand for our products due to the pandemic; and
◦potential negative impacts of various actions taken by foreign and United States of America ("U.S.") federal, state and/or local governments in response to the pandemic.
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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, particularly the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission ("SEC") filings. The following information should be read in conjunction with the financial statements included in this Report.

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

In connection with the closing of the Business Combination, the Company changed its name from Hennessy Capital Acquisition Corp. to Blue Bird Corporation. Unless expressly stated otherwise in this Report, Blue Bird Corporation is referred to as "Blue Bird," the "Company," "we," "our" or "us," and includes its consolidated subsidiaries.

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

The following discussion of our business describes the business historically operated by School Bus Holdings and its subsidiaries under the “Blue Bird” name as an independent enterprise prior to the Business Combination and as subsidiaries of Blue Bird Corporation after the Business Combination.

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

In addition to the information contained in this Annual Report on Form 10-K for the fiscal year ended October 1, 2022 (“2022 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding content on our website is for convenience only and is not deemed to be incorporated by reference into this Report or filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 592,000 buses sold since our formation in 1927.

We review and present our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sale of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. Refer to Note 11, Segment Information, to the Company’s consolidated financial statements for additional financial information regarding our reportable segments including the primary geographic areas in which we earn revenues.

Throughout this Report, we refer to the fiscal year ended October 1, 2022 as “fiscal 2022,” the fiscal year ended October 2, 2021 as “fiscal 2021” and the fiscal year ended October 3, 2020 as “fiscal 2020.” There were 52 weeks in fiscal 2022 and fiscal 2021, and there were 53 weeks in fiscal 2020.

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

•During fiscal 2022, we began to repurpose an existing building for the dedicated assembly of electric chassis production that is expected to increase our volume capacity in April 2023.

•We made investments in, and implemented process changes to, certain of our production areas, including the air conditioner installation department, that increased daily throughput by 20% to 50% within those areas.

5.Access to Capital — We refinanced our term debt on substantially better terms in December 2016 (the "Credit Agreement"). Since then, the Credit Agreement has been amended on six different occasions and as of the date of this filing, provides total revolving commitments of $90.0 million. Additional details and discussion of these amendments can be found in the "Liquidity and Capital Resources" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The approximate $74.8 million of net proceeds that we received from this transaction were used to repay outstanding revolving borrowings as required by the terms of the Amended Credit Agreement (defined below), which increased the available borrowing capacity of the Revolving Credit Facility (defined below) that could be used for working capital and other general corporate purposes, including acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 13, Stockholders' Equity (Deficit), to the Company’s consolidated financial statements for additional information regarding this transaction.

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

As a result of the concentration of Blue Bird’s sales in the school bus industry in the U.S. and Canada, our operations are affected by national, state, and local economic and political factors that impact spending for public and, to a lesser extent, private education. Unlike the discretionary portion of school budgets, the offering of school bus services is typically viewed as a mandatory part of the public infrastructure across the U.S. and Canada, ensuring that funding for new school buses receives some level of priority in all economic climates. All 50 States, the District of Columbia, and the 13 Canadian Provinces and Territories have fleets of school buses in operation.

Bus Segment

Our buses are sold through an extensive network of over 70 U.S. and Canadian dealer locations that, in their territories, are exclusive to our Company on Type C and Type D school buses. We also sell directly to major fleet operators, the U.S. Government, state governments and authorized dealers in certain limited foreign countries.

In fiscal 2022, we sold 6,822 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 97% of our buses sold in fiscal 2022 were sold through distributors and dealers. The Company holds no equity or control position in any of the distributors or dealers.

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

In fiscal 2022, parts sales represented 9.6% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 40 suppliers that ship directly to dealers and independent service centers.

Our network of dealers and authorized repair centers operate over 200 locations to support the fleet across the U.S. and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. At the end of fiscal 2022, service engineers had an average of over 25 years of experience with our Company and are strategically placed throughout the U.S. and Canada to better serve both dealers and end-customers. The network leverages our parts inventory, technical training, and online warranty network to address customer service needs.

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

The U.S. and Canadian school bus industry for Type C and Type D buses has averaged approximately 30,700 unit sales annually between 1985 and 2022. Unit sales for 2022 are projected to be about 23,900, a decrease of 14.0% when compared with 2021. Both fiscal years were significantly impacted by supply chain constraints that resulted in shortages of critical components that hindered the production of units across the school bus industry to meet strong demand for buses.
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

The school bus industry fully recovered from the downturn in 2010-2011 and from 2016 to 2019 had been operating at levels approximately 10% higher than the long-term average, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. In 2020, countermeasures taken to battle the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal 2020 that continued into the first half of fiscal 2021. However, demand for Type C and Type D school buses strengthened substantially throughout 2021 as COVID-19 vaccines were administered and many school jurisdictions returned to in-person learning environments. Nonetheless, subsequent supply chain shortages for certain components, such as microchips and products containing resins, that are critical to the manufacture of school buses, depressed sales during the latter half of fiscal 2021 and throughout fiscal 2022. Although management began to see slight improvements in the challenges caused by supply chain disruptions towards the latter part of fiscal 2022, which are currently expected to continue into the fiscal year ending September 30, 2023 ("fiscal 2023"), future supply chain challenges could continue to hinder the Company's ability to produce sufficient units to meet the strong current demand for school buses.

Our management believes, based on our models, that Type C and Type D school bus registrations will return to a similar level as has been experienced over recent pre-pandemic years (2016-2019) once the supply chain constraints are fully addressed. We believe that (i) since the start of the pandemic and continuing through the subsequent period that has been significantly impacted by supply chain disruptions (i.e., the cumulative period beginning in the last half of fiscal 2020 and continuing through fiscal 2022), the industry has been operating below its historical long-term average of approximately 30,700 unit sales per year, (ii) there are over 166,000 buses in the U.S. and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is increasing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts. Home prices have risen in recent years as home-buyers have taken advantage of historically low mortgage rates and thus, put additional pressure on housing inventories. However, the forecast for continued appreciation in housing prices is uncertain due to, among others, recent rises in mortgage rates and significant inflationary pressures that have reduced consumer purchasing power. Nonetheless, such challenges are not expected to have a significant effect on property tax receipts in the near-term due to the lag that occurs in tax authorities reflecting declining home prices in property tax invoices, and school transportation budgets are expected to directly benefit from larger municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service and (ii) an increased student population (based on information from the most recent National Center of Education Studies Projection of Education Statistics, we expect total student enrollment in the U.S. to increase by 2%, or 1 million students, from 2016 to 2028).

In addition to strong property tax collections, additional funding for school buses is being made available in connection with the Volkswagen ("VW") settlement with the U.S. Government in regard to emissions violations. Of the $14.7 billion in settlement funds, $2.9 billion was allocated to the VW Diesel Emissions Environmental Mitigation Trust for state government projects to reduce NOx output from ten categories; school buses are one of the ten categories. Over $440 million of the $2.9 billion has been awarded thus far and many more millions are under review by state agencies but are not yet publicly available. Of the grants awarded, over $160 million has been issued to school bus projects and several states are continuing and/or increasing their focus on similar projects. Given the historical trend and future projections, we expect as much as $1 billion in additional VW settlement funds may ultimately be allocated, or have a high probability of allocation, to the purchases of "cleaner running" school buses through 2028.
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
In mid-November 2021, the U.S. Infrastructure Investment and Jobs Act ("IIJA") was signed into law. The IIJA allocates $5 billion of federal funds to help local school jurisdictions purchase zero and low emission school buses over the next five years. Specifically, $2.5 billion of the funds are allocated solely for the purchase of electric powered buses, while the remaining $2.5 billion of funds are allocated for the purchase of low and zero emission school buses, including buses that are propane, CNG or electric powered. In October 2022, the EPA announced the awarding of approximately $913 million from the IIJA as part of the 2022 Clean School Bus Rebate Program. These awards will allow nearly 400 school districts to purchase over 2,400 zero and low emission school buses, of which 95% will be electric. The Company and its dealer network is actively pursuing converting as many of those awards as possible to sales orders in the relatively near future. Management estimates, based on the Company's historical market share as well as the number of school bus manufacturers competing for these orders, that the Company's share could approximate 25% or more.

Finally, in August 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA authorizes a $369 billion investment in energy security and combating climate change. This funding includes $1 billion in grants for clean Class 6 and 7 heavy-duty vehicles, up to $40,000 in tax credits for zero-emission commercial vehicles, up to $100,000 in tax credits for heavy-duty charging infrastructure, and $2 billion for grants to support electric and fuel cell manufacturing.
We believe our leadership in alternative power options, coupled with this external funding, provides a strong foundation to continue to increase sales of our propane, gasoline, CNG and electric powered bus platforms.

Our Competitive Strengths

We believe that our competitive strengths are derived from the following factors:

Reputation for safety, product quality/reliability/durability, and drivability. Our longevity and reputation in the school bus industry have made us an iconic American brand. We are the only principal manufacturer with chassis and body production specifically designed for school bus applications in the U.S. and the only school bus company to offer as a standard feature compliance with industry recognized safety tests - Altoona Testing, Colorado Rack Test and the Kentucky Pole Test - as a standard specification across our entire product line.

Alternative powered bus leadership. We believe we are the market leader in electric, propane, gasoline, and CNG powered buses, having sold approximately 65% of all alternative powered school buses from fiscal 2013 through fiscal 2022. In fiscal 2022, we sold 3,974 propane, gasoline, CNG, and electric powered buses, an increase of 18% when compared with the prior year, as market demand for alternative powered buses remained robust. To maintain our leadership position, we continue to expand the available features requested by our customers and during fiscal 2022, added a hydraulic braking system with electronic stability control and a fuel-fired heater for cold-weather markets to our Type C electric powered bus offering.

Innovative product leadership. We believe we have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first Type D CNG powered school bus, the first unique school bus chassis, and the first OEM-manufactured propane powered bus. In fiscal 2016, years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford and Roush CleanTech powertrain) and we were first-to-market with electronic stability control. In fiscal 2018, we sold our first Type D electric vehicles and in fiscal 2019 we introduced our Type C electric vehicle. In fiscal 2022, we sold 269 Type C and Type D electric vehicles.

Strong distribution model. We have built an extensive, experienced network of over 70 dealer locations to distribute our buses across the U.S. and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 32 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,375 employees who support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the U.S. and Canadian school bus and heavy-duty vehicle industries.

Sales Volume

In fiscal 2022, we sold 6,822 Type C and Type D buses, including 6,496 school buses, 174 commercial buses, 4 export buses and 148 Government Services Administration ("GSA") buses. Our Type C school bus accounted for 77% of unit sales and our Type D school bus accounted for 18% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 5% of unit sales.

Our Dealer Network

In fiscal 2022, we sold approximately 97% of our vehicles through our U.S. and Canadian dealer network, currently consisting of over 70 dealer locations that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the U.S. and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

Our dealers have access to financing through a financing product maintained by an independent third party, Huntington Distribution Finance, Inc. ("Huntington," formerly TCF Inventory Finance, Inc.). We do not assume any balance sheet risk with respect to this type of financing and do not receive any direct economic benefit from Huntington.

Other Distribution Channels

Fleet Operators. We also sell school buses directly to large national fleets that span multiple states and such sales are managed internally by our National Account Sales Team.

Export Dealers. We regularly monitor opportunities to sell our Type C and Type D buses in either school bus or other configurations in certain limited international markets and typically sell these products through dealers assigned to those territories.

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

Suppliers

We purchase our engine and transmission components on a single-source basis from major OEMs with sophisticated engineering, production and logistics capabilities, as reflected in the table below:

Component	OEM Supplier
Diesel and CNG engines	Cummins Inc.
Diesel emissions kits	Cummins Inc.
Electric powertrains and battery systems	Cummins Inc.
Propane and gasoline engines and transmissions	Ford Motor Company
Transmissions	Allison Transmission
Propane and gasoline fueling kits	Roush CleanTech

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At October 1, 2022, we had in place long-term supply contracts (addressing both component price and supply) covering nearly 83% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

As a result of ongoing supply chain disruptions that began in the latter half of fiscal 2021 and continued throughout fiscal 2022, we have experienced significant supplier shortages of critical components, which have prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during fiscal 2021 and fiscal 2022. For further details and discussion about the impact of these supply chain disruptions, refer to the "Impacts of COVID-19 and Subsequent Supply Chain Constraints on Our Business" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The U.S. and Canadian school bus industry is highly competitive. Our two principal competitors are Thomas Built Bus and IC Bus. Thomas Built Bus is a subsidiary of Daimler Trucks North America and IC Bus is a subsidiary of Navistar International.

We compete primarily on the basis of product diversification, school bus innovation, safety, quality, durability and drivability of our products, the scope and strength of our dealer network and price. As our principal competitors are parts of larger corporations, our competitors may have greater access to financial capital, human resources, and business opportunities. Such access, in turn, may be used by such companies to compete with us and others in the industry.

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

Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters becoming our two busiest quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have historically been, and are likely to be in future periods, impacted by seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter.

As a result of the impact from the COVID-19 pandemic and subsequent supply chain constraints, seasonality and working capital trends have become unpredictable. Accordingly, seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

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

Human Capital Management

Blue Bird delivers market value to stockholders through a people centered human capital strategy, critical to our ability to deliver on our strategic plans. Our success in delivering high quality products and solutions for our customers is only achievable through the talent, expertise, and dedication of our workforce.

Attraction, Development, and Retention

We recognize that attracting, developing and retaining skilled talent and promoting a diverse and inclusive culture are essential to maintaining our leadership position in the markets we serve. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the diverse, entrepreneurial talent to fill key positions. We seek people who are proactive and dedicated, demonstrate an ownership mindset and share our commitment to the pursuit of operational excellence. We continue to make significant investments in talent development and recognize that the growth and development of our employees is essential for our continued success. Employee training and development programs are extensive and comprehensive, including professional and technical skills training, compliance training, leadership development and management training.

We view the diversity of our employees as a strength to better serve our customers and communities. We also believe the diversity of our workforce enables us to attract new talent, keeps our employees engaged and productive, and advances ideas reflecting the diversity of our employees' backgrounds, experiences, and perspectives. To that end, we have taken various actions to enhance diversity, including partnering with organizations that can support our efforts to identify and recruit talented and diverse candidates.

We aim to cultivate an inclusive culture that enables employees to feel connected to Blue Bird's three foundational objectives (Care, Delight, Deliver) while being valued for their contributions. One of the ways in which we seek to promote an inclusive work environment is by supporting the establishment of employee resource groups. These groups allow for collaboration and serve as an open forum for networking, professional development, and mentoring. We are committed to our efforts to maintain a work environment that is professional, inclusive, and free from discrimination and harassment.

The Company’s benefit packages support employee physical, emotional and financial well-being. Employee satisfaction and engagement are measured through periodic surveys.

Health and Safety

Safety is a key priority at all of our facilities and as such, we have invested in a safety and health department staffed with trained medical personnel. The Company’s leaders and managers continuously address safety enhancements, provide regular and ongoing safety training, and use displays located near our employee work areas to provide all employees with safety-related information.

Employees

At October 1, 2022, we employed 1,596 employees, of which 1,593 were full-time. Our workforce is non-union.

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

Risk Factors Relating to Our Business and Industry

The COVID-19 pandemic and subsequent supply chain constraints have had, and other public health crises, epidemics or pandemics could have, a material adverse effect on our business, results of operations, financial condition, and cash flows, particularly resulting from reductions in demand for our products, shortages of critical components that hinder the production of units to fulfill sales orders, disruptions or other developments negatively impacting our workforce or workplace conditions, and/or reduced access to capital markets and reductions in liquidity.

During the second half of fiscal 2020 and the first half of fiscal 2021 and continuing on a smaller scale subsequently through the end of fiscal 2022, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. The pandemic has, among other impacts:

•negatively impacted demand for school buses due to schools operating totally or partially virtually, primarily during the second half of fiscal 2020 and first half of fiscal 2021;

•triggered significant volatility in capital markets;

•caused significant disruptions in global supply chains primarily impacting the Company during the second half of fiscal 2021 and throughout fiscal 2022;

•significantly altered global consumer demand;

•halted a material number of global manufacturing operations resulting from permanent and temporary plant shut-downs; and

•changed global workplace conditions resulting from "shelter-in-place" orders and "work from home" employer policies.

The degree to which the COVID-19 pandemic could impact our future business, results of operations and financial condition depends on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent business, economic and social activity and conditions are disrupted. We are similarly unable to predict the extent to which the pandemic could impact our customers, suppliers and other partners and their financial conditions, but adverse effects on these parties would likely also adversely affect us. Finally, the threat of future COVID-19 outbreaks makes it challenging for management to estimate the future performance of our business.

While the reduction in the demand of school buses resulting from the COVID-19 pandemic began subsiding around the middle of calendar year 2021, the subsequent supply chain constraints had a significant, unfavorable impact on our results during the second half of fiscal 2021 and all of fiscal 2022. Specifically, an inadequate supply of critical components prevented us from initiating, or completing, as applicable, the production process to fulfill sales orders. The continuing development and fluidity of the pandemic and subsequent supply chain constraints and their trailing impact precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

At the present time, we consider the following areas to be the most significant material risks to our business resulting from the pandemic and subsequent supply chain constraints:

Supply Chain Disruptions

We rely on specialist suppliers, some of which are single-source suppliers, for critical components (including but not limited to engines, transmissions and axles) and replacement of any of these components with like parts from another supplier normally requires engineering and testing resources, which entail costs and take time. We also currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, steering systems, seats, specialty resins, and other key components. Future delays or interruptions in the supply chain expose us to the following risks which would likely significantly increase our costs and/or impact our ability to meet customer demand:

• we or our third-party suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly, and delivery or shipment of our products;

• we or our third-party suppliers may not be able to respond to unanticipated changes in customer orders;

• we or our suppliers may have excess or inadequate inventory of materials and components;

• we or our third-party suppliers may be subject to price fluctuations, including for inbound freight costs that are incurred to transport goods and supplies to production facilities, and a lack of long-term supply arrangements for key components;

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

Disruptions or other developments negatively impacting our workforce or workplace conditions

Almost all U.S. states, including Georgia where our headquarters and manufacturing facilities are located, issued, primarily during calendar years 2020 and 2021, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. These orders could be re-issued in the future and could introduce broader restrictions. Such orders, restrictions and recommendations resulted in widespread closures of businesses, work stoppages, interruptions, slowdowns and delays, work-from-home policies and travel restrictions. While our business was deemed "essential" by the State of Georgia, we employed remote work policies when and where necessary to be responsive to the health risks that could impact our employees. Given the nature of our business, we do not have the ability to manufacture a bus without our on-site manufacturing personnel. While we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production. Any extended production halt or diminution in production capacity would have a negative impact on our ability to fulfill orders and thus negatively impact our revenues, profitability and cash flows.

Reduced profitability and liquidity, resulting in the restructuring of our credit facilities, and/or inadequate access to credit and capital markets

The COVID-19 pandemic and subsequent supply chain disruption have materially adversely impacted global commercial activity and contributed to significant volatility in financial markets. The supply chain constraints, including the resulting inflationary environment that has developed, continue to have a materially adverse impact on economic and market conditions, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity.

Future COVID-19 outbreaks and/or continuing supply chain constraints could cause a more severe contraction in our profits and/or liquidity, which could lead to issues complying with the financial covenants in our credit facility. Our primary financial covenants are (i) minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the trailing four fiscal quarter period most recently then ended for fiscal 2022 and at the end of the third and fourth fiscal quarters of fiscal 2023 calculated on an annualized basis; (ii) for fiscal 2022 through December 30, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022 through April 1, 2023, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month for fiscal 2022 and on a cumulative basis at the end of each fiscal month for the first and second fiscal quarters of fiscal 2023; and (iv) beginning in the fiscal year ending September 28, 2024 ("fiscal 2024") and thereafter, Total Net Leverage Ratio ("TNLR"), defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, at the end of each fiscal quarter. In fiscal 2020 through 2022, we executed, and in future periods may need to seek, amendments for covenant relief and/or we may even need to refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up front expenses than included in our historical financial statements.

The military conflict in Ukraine, and future military conflicts in other countries, could cause additional supply chain disruptions that could have a material adverse impact on our business, results of operations, financial condition and cash flows.

During fiscal 2022, the ongoing pressure on the global supply chain was further exacerbated as a result of Russia’s invasion of Ukraine towards the end of February 2022. Both countries have large quantities of minerals and other natural resources that impact commodity costs, such as diesel fuel, steel, rubber and resin, among others, and the conflict has further restricted access to inventory that is at least partially dependent upon such commodities, primarily for the Company’s suppliers. Such restricted access has, in certain cases, limited our ability to obtain critical component parts and/or resulted in us paying premium prices for freight and to access the limited supply of inventory. The degree to which this conflict impacts our future business, results of operations, financial condition and cash flows will depend on future developments, which are uncertain, including but not limited to the duration of, potential spread and severity of, and additional governmental actions in response to, the conflict and when and to what extent normal business and economic activity and conditions resume and continue without further disruption.

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

If any of our critical component suppliers limit or reduce the supply of components due to commercial reasons, financial difficulties or other problems, we could experience a loss of revenues due to our inability to fulfill orders, as was the case in the second half of fiscal 2021 and throughout much of fiscal 2022. These single-source and other suppliers are each subject to quality and operational issues, materials shortages, unplanned demand, reduction in capacity and other factors that may disrupt the flow of goods to us or to our customers, which would adversely affect our business and customer relationships.

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

We currently rely on a limited number of single-source suppliers and/or have limited alternatives for important bus parts such as diesel engines and emission components, propane and gasoline engines including powertrains, control modules, air brakes, steering systems, seats, specialty resins, and other key components. Shortages and allocations by such manufacturers may result in inefficient operations and a build-up of inventory, which could negatively affect our working capital position, as was the case during the second half of fiscal 2021 and throughout much of fiscal 2022.

Our products may not achieve or maintain market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar International), which, at the consolidated level, have potential access to more technical, financial and marketing resources than the Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell electric and propane powered school buses. This brings both competitors into direct competition with our electric and propane powered product offerings. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the U.S. to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales, profitability and cash flows.

Our business is cyclical, which has had, and could have future, adverse effects on our sales and results of operations and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

The school bus market historically has been and is expected to resume being, at some point in the relatively near future, cyclical. This cyclicality has an impact both on the school bus industry and also on the comparative analysis of quarterly results of our Company.

Customers historically have replaced school buses in lengthy cycles. Moreover, weak macroeconomic conditions can adversely affect demand for new school buses and lead to an overall aging of school bus fleets beyond a typical replacement cycle. To the extent the increase in school bus demand is attributable to pent-up demand rather than overall economic growth, future school bus sales may lag behind improvements in general economic conditions or property tax levels. During downturns, we may find it necessary to reduce line rates and employee levels due to lower overall demand. An economic downturn may reduce, and in the past, including during the second half of fiscal 2020 and first half of fiscal 2021, has reduced, demand for school buses, resulting in lower sales volumes, lower prices and decreased profits.

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

At times we enter into firm fixed-price school bus sales contracts without price escalation clauses that could subject us to reduced gross profits or losses if we have cost overruns or if our costs increase.

We sometimes provide fixed-price bids on potential school bus orders months before the expected delivery date. Also, a substantial amount of time may lapse between the bid date and the date that a school bus sales contract containing a fixed price is executed. The sales bids historically have not included price escalation provisions to account for economic fluctuations between the bid date and delivery date. As a result, we have historically been unable to pass along to our customers increased costs due to economic fluctuations between these dates, which is generally not expected to continue as the Company now includes price escalation provisions when bidding on contracts. However, once a sales contract containing a fixed bus price is executed with a customer, we are generally unable to pass along increased costs resulting from economic fluctuations between the contract date and delivery date. We generally purchase steel one quarter in advance at fixed prices, but because we usually do not hedge our other primary raw materials (rubber, aluminum and copper), changes in prices of raw materials can significantly impact operating margins. Our actual costs and any gross profit realized on fixed-price sales contracts could vary from the estimated costs on which these contracts were originally based.

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

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments, related to the manufacture of our school buses. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly, which could negatively impact our business and results of operations. Our products must satisfy a complex compliance scheme due to variability in and potentially conflicting local, state, federal and international laws and regulations. The cost of compliance may be substantial in a period due to the potential for modification or customization of our school buses in any of the 50 plus jurisdictions in which our buses are sold. In addition, if we expand into more international jurisdictions, we could potentially incur additional costs in order to tailor our products to the applicable local law requirements of such jurisdictions. Further, we must comply with additional regulatory requirements applicable to us as a federal contractor for our GSA contracts, which increase our costs. GSA contracts are also subject to audit and increased inspections and costs of compliance. Any potential penalties for non-compliance with laws and regulations may not be covered by insurance that we carry.

Environmental obligations and liabilities could have a negative impact on our financial condition, cash flows and profitability.

Potential environmental issues have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. All investigations of suspect areas have been completed. Implementation of a corrective action plan has commenced, which will consist of re-surfacing the landfill cap, ongoing monitoring, and ground water use restrictions for the old landfill. There are currently no proposed remediation actions to be included in the corrective action plan. Based on the data generated from the latest site investigation, we believe our environmental risks have been reduced substantially, but not eliminated.

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

Our profitability requires us to maintain certain minimum school bus sales volumes and margins. As is typical for a vehicle manufacturer, we have significant fixed costs and, therefore, changes in our school bus sales volume can have a disproportionately large effect on profitability. If our school bus sales decline to levels significantly below our assumptions, due to a financial downturn, recessionary conditions, changes in consumer confidence, geopolitical events, inability to secure an adequate supply of critical components or any other reason that would limit our ability to produce sufficient quantities of school buses, limited access to financing or other factors, our financial condition, results of operations and cash flows would be materially adversely affected.

If Huntington Distribution Finance, Inc. cannot provide financial services to our dealers and customers to acquire our products, our sales and results of operations could deteriorate.

Our dealers and customers benefit from their relationships with Huntington, which provides (i) floorplan financing for certain of our network dealers and (ii) a modest amount of vehicle lease financing to school districts. Axlthough we neither assume any balance sheet risk nor receive any direct economic benefit from Huntington, we could be materially adversely affected if Huntington was unable to provide this financing and our dealers were unable to obtain alternate financing, at least until a replacement for Huntington was identified. Huntington faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and customers. Because Huntington serves as an additional source of leasing and financing options for dealers and customers, an impairment of Huntington’s ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers that rely on these financial services to acquire new school buses and dealers that seek financing.

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

We sell the majority of our buses and parts in U.S. Dollars. Our foreign customers have exposures to risks related to changes in foreign currency exchange rates on our sales in that region. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Further, we have certain sales contracts that are transacted in Canadian Dollars. While we generally aim to hedge any such transactions, that may not always be the case. As a result, foreign currency fluctuations and the associated remeasurements and translations could have a material adverse effect on our results of operations and financial condition.

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

Our borrowings under our credit facility bear interest at variable market rates and expose us to interest rate risk. We monitor and manage this exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. However, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

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

At October 1, 2022, approximately 30% and 15% of our common stock was owned by ASP, an affiliate of American Securities LLC ("American Securities"), and Coliseum Capital Management LLC ("Coliseum"), respectively. As a result, American Securities and Coliseum have the ability to significantly influence the outcome of corporate actions of our Company requiring stockholder approval.

This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Shares of our common stock are reserved for current and future issuance, which would have the effect of diluting the existing shareholders.

On May 28, 2015 and March 12, 2020, we registered 3,700,000 and 1,500,000 common stock shares, respectively, representing the shares of common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At October 1, 2022, there were 1,320,051 common stock shares remaining to be issued under the Incentive Plan.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The approximate $74.8 million of net proceeds that we received from this transaction were used to repay outstanding revolving borrowings as required by the terms of the Amended Credit Agreement (defined below), which increased the available borrowing capacity of the Revolving Credit Facility (defined below) that could be used for working capital and other general corporate purposes, including acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 13, Stockholders' Equity (Deficit), to the Company’s consolidated financial statements for additional information regarding this transaction.

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

•subject to any rights of holders of existing preferred shares, if any, the ability of our Board of Directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD.” At December 7, 2022, there were 70 holders of record of the Company’s common stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at October 1, 2022, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	372,120	$17.7	1,320,051

(1) There are no equity compensation plans not approved by stockholders.

Performance Graph

The following performance graph and related information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Russell 3000 Index as the broad-based index. The following stock performance graph compares the total stockholder return of an investment of $100 in cash from September 30, 2017 through October 1, 2022.

Stock Performance Graph
200
175
150
125
100
75
50
25
Index Value
September 30, 2017
September 29, 2018
September 28, 2019
October 3, 2020
October 2, 2021
October 1, 2022
Blue Bird Corporation
Russell 3000
Peer Group (1)

	Cumulative Total Return
	September 30, 2017	September 29, 2018	September 28, 2019	October 3, 2020	October 2, 2021	October 1, 2022
Blue Bird Corporation	100	119	92	59	103	41
Russell 3000	100	115	116	131	173	139
Peer Group	100	99	85	91	134	87

(1) Peer Group
Astec Industries Inc.	Commercial Vehicle Group Inc.	Douglas Dynamics, Inc.
Federal Signal Corp.	NFI Group Inc.	Rev Group Inc.
The Shyft Group, Inc.	Thor Industries Inc.	Wabash National Corp

Other than Lion Electric Company, Blue Bird is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle OEMs and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird. While Lion Electric Company is within Blue Bird's peer group, it is not included in the chart above as it has only been publicly traded since May 2021. Additionally, NFI Group Inc. is traded on the Toronto Stock Exchange in Canadian Dollars. The hypothetical investment in NFI Group Inc. assumes investing $100 U.S. Dollars to acquire shares on September 30, 2017. The value of such shares at each of the above dates is then translated from Canadian Dollars to U.S. Dollars for inclusion in the peer group index.

Item 6.     [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the principal manufacturer of chassis and body production specifically designed for school bus applications in the U.S., Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability and, during more normal times, efficiency and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane, gasoline, CNG, and electric powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in certain limited foreign countries.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on Our Business

Beginning in our second quarter of fiscal 2020, the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued into the early months of calendar year 2021. Countermeasures taken to address the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal 2020. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, address the reduced demand from our customers and be responsive and efficient with supply chain constraints, management took decisive actions including closing our manufacturing facilities for two weeks in April 2020 and implementing stringent safety protocols, including administering COVID-19 testing for all manufacturing and office employees and requesting office employees to work from home. The temporary closure of our manufacturing facility did not materially impact our operations during fiscal 2020 as we did not need to operate at full capacity to fulfill sales orders at that time.

While demand for school buses remained suppressed during the first half of fiscal 2021 as a result of the continuing impact of the COVID-19 pandemic, it strengthened substantially during the second half of the fiscal year as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages due to the ‘great resignation;’ the lack of maintenance on, and acquisition of, capital assets during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions had a significant adverse impact our operations and results due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Specifically, management estimates that the sale of approximately 2,000 units was deferred from fiscal 2021 into fiscal 2022 as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during the year. Including these units, the Company's backlog exceeded 4,200 units as of October 2, 2021.

Although there were pockets of COVID-19 outbreaks in the U.S. throughout fiscal 2022, most school systems maintained partial or full in-person learning environments for the entirety of the school year. Accordingly, new bus orders during fiscal year 2022 remained extremely robust, primarily due to pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning (i.e., approximately January 2020 through June 2021). This strong demand, when coupled with an already challenged global supply chain for automotive parts that continued from fiscal 2021 but that was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022 (see further discussion below) and several complete shutdowns in China as a result of widespread COVID-19 outbreaks, resulted in the Company’s order backlog continuing to grow during fiscal 2022, exceeding 5,000 units as of October 1, 2022 (only minimal sales orders were canceled during the fiscal year as a result of continued delays in our production process).

Shortages of key components during the second half of fiscal 2021 and all of fiscal 2022 has hindered the Company's ability to complete the production of buses to fulfill sales orders, which has had a significant, adverse impact on the Company's revenues during these periods. The Company has also experienced significant increased purchase costs for many of its raw materials as a result of supply chain disruptions over these same periods that have negatively impacted the gross profit it recognized on sales. In response, beginning in July 2021 and continuing throughout fiscal 2022, the Company announced a number of sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Additionally, during fiscal 2022, the Company began including price escalation provisions when bidding on contracts so that it can consider economic fluctuations between the bid date and the contract date to determine whether increased costs should be passed along to customers. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such period related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit, which management is expecting to continue into the first few months of fiscal 2023 as it produces and sells the oldest units included in the backlog existing at the end of fiscal 2022.

In general, management believes that such supply chain disruptions could continue in future periods and could materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The COVID-19 pandemic and subsequent supply chain constraints have resulted, and could to continue to result, in significant economic disruption and have adversely affected our business. They could continue to adversely impact our business into fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of any future COVID-19 outbreaks and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any demand reductions, production and supply chain disruptions, and related financial impacts on our business cannot be estimated at this time.

The impacts from the COVID-19 pandemic and subsequent supply chain constraints on the Company's business and operations during the second half of fiscal 2020 and continuing through fiscal 2022 negatively affected our revenues, gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to maintain normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production during fiscal 2023 and beyond. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

The Company has also taken actions to control spending and secure adequate liquidity, including headcount rationalization, temporary pay reductions and furloughs for certain employees, deferral of certain discretionary spending, changes to the minimum required financial covenants resulting from the execution of several amendments to the Credit Agreement in November 2021, August 2022 and November 2022 and raising $74.8 million of net proceeds through the issuance and sale of an aggregate 4,687,500 shares of common stock at $16.00 per share in a private placement transaction on December 15, 2021. Further detail and discussion of the Credit Agreement amendments and private placement transaction can be found in this Report in the "Liquidity and Capital Resources" section of this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 19, Subsequent Events, to the Company’s consolidated financial statements, as applicable. Even with adequate liquidity, we are evaluating and considering further actions to continue controlling costs and spending across our organization to be responsive to potential longer-term impacts on our business from the pandemic and/or supply chain disruptions. Our actions may include reducing hiring activities, limiting discretionary spending, limiting spending on capital investment projects or other steps necessary to preserve adequate liquidity. We may also pursue raising additional capital via an equity or debt offering. We will continue to actively monitor the situation and may need to take further actions required by federal, state or local authorities, or enact measures we determine are in the best interests of our employees, customers, suppliers and shareholders. For further details and discussion about our liquidity, refer to the following "Liquidity and Capital Resources" section of this Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results during fiscal 2022, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant increase in the price of steel from $1,057 per ton the third week of February 2022 to as high as $1,492 per ton the third week of April 2022 before finally decreasing to an average of $1,078 per ton the last two weeks of June and continuing to decline to $791 per ton the last week in September (source: sheet prices published by the CRU Index every Wednesday that provide price benchmarking in North America for U.S. Midwest Domestic Hot-Rolled Coil Steel). While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased one quarter in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel have increased the price that they charge the Company to acquire such inventory, primarily during the latter half of fiscal 2022. These inventory cost increases impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, which increased from $4.055 per gallon the week ending February 21, 2022 to as high as $5.810 per gallon the week ending June 20, 2022, before decreasing slightly throughout the remainder of our fiscal 2022 to $4.889 per gallon the week ending September 26, 2022 (source: U.S Energy Information Administration - Weekly U.S. No 2 Diesel Retail Prices). These increases have significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict has increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of fiscal 2022. Because peace negotiations do not appear to be productive and because Russia has announced its intention to continue military operations in Ukraine in the immediate term, we currently believe that this matter will continue to adversely impact our business into fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

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
•Student enrollment and delivery mechanisms for learning. Increases or decreases in the number of school bus riders have a direct impact on school district demand. Evolving protocols for public health concerns and/or continued technological advancements could shift the future form of educational delivery away from in-person learning on a more permanent basis, with increased remote learning reasonably expected to decrease the number of school bus riders.
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
•Seasonality. Historically, our sales have been subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters are typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they order available to them at the beginning of the new school year. With the COVID-19 pandemic impacting the demand for Company products and the impact of the subsequent supply chain constraints hindering the Company's ability to produce and sell buses, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and, more recently, Russia's invasion of Ukraine, have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the second half of fiscal 2021 and continuing throughout fiscal 2022. In response, the Company announced a number of sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit, which management is expecting to continue into the first few months of fiscal 2023 as it produces and sells the oldest units included in the backlog existing at the end of fiscal 2022. However, they are expected to have a positive impact on sales and gross profit during the remainder of fiscal 2023.

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
•Equity in net income or loss of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird, our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The consolidated financial statements included in this Report in Item 8. "Financial Statements and Supplementary Data" are prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA,” “Adjusted EBITDA Margin,” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the Board of Directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement (defined below) that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the TNLR, as and when applicable, which is also utilized in determining the interest rate we pay on borrowings under our Amended Credit Agreement (defined below). Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

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

Our Segments

We manage our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sale of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the CODM in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the fiscal years ended October 1, 2022 and October 2, 2021:

(in thousands)	2022	2021
Net sales	$800,637	$683,995
Cost of goods sold	764,091	611,854
Gross profit	$36,546	$72,141
Operating expenses
Selling, general and administrative expenses	77,246	65,619
Operating (loss) profit	$(40,700)	$6,522
Interest expense	(14,675)	(9,682)
Interest income	9	4
Other income, net	2,947	1,776
Loss on debt modification	(632)	(598)
Loss before income taxes	$(53,051)	$(1,978)
Income tax benefit	11,451	1,191
Equity in net (loss) income of non-consolidated affiliate	(4,159)	498
Net loss	$(45,759)	$(289)
Other financial data:
Adjusted EBITDA	$(14,656)	$34,103
Adjusted EBITDA Margin	(1.8)%	5.0%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2022	2021
Net Sales by Segment
Bus	$723,505	$625,198
Parts	77,132	58,797
Total	$800,637	$683,995

Gross Profit by Segment
Bus	$5,065	$50,394
Parts	31,481	21,747
Total	$36,546	$72,141

Net sales. Net sales were $800.6 million for fiscal 2022, an increase of $116.6 million, or 17.1%, compared to $684.0 million for fiscal 2021. The increase in net sales is primarily due to product and mix changes as well as pricing actions taken by management in response to increased inventory purchase costs. During the first half of fiscal 2021, the COVID-19 pandemic caused many schools to shut down in-person learning, decreasing the demand for buses and related maintenance and replacement parts. However, by the third quarter of fiscal 2021, many schools began signaling a return to in-person learning by the beginning of the 2021/2022 school year (i.e., August and September 2021), resulting in a significant increase in the demand for buses and a corresponding increase in our net sales during the second half of fiscal 2021. Although schools have generally continued to conduct in-person learning and demand for buses and related parts has remained strong as indicated by our sales backlog, significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout fiscal 2022. Accordingly, such shortages have limited the number of buses the Company could produce and deliver during this time period.

Bus sales increased $98.3 million, or 15.7%, reflecting a small increase in units booked and a 13.3% increase in average sales price per unit resulting from pricing actions taken by management to partially offset increases in inventory purchase costs as well as product and customer mix change. In fiscal 2022, 6,822 units were booked compared to 6,679 units booked for fiscal 2021.

Parts sales increased $18.3 million, or 31.2%, for fiscal 2022 compared to fiscal 2021. This increase is primarily attributed to (a) more schools offering in-person learning during the 2021/2022 school year when compared with the 2020/2021 school year, which increased school bus units in operation and thus increased bus repair and maintenance activities and (b) pricing actions taken by management to offset increases in purchased parts costs.

Cost of goods sold. Total cost of goods sold was $764.1 million for fiscal 2022, an increase of $152.2 million, or 24.9%, compared to $611.9 million for fiscal 2021. As a percentage of net sales, total cost of goods sold increased from 89.5% to 95.4%.

Bus segment cost of goods sold increased $143.6 million, or 25.0%, for fiscal 2022 compared to fiscal 2021. The increase was primarily driven by increasing inventory costs as the average cost of goods sold per unit for fiscal 2022 was 22.4% higher compared to fiscal 2021. This increase was primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures, b) supply chain disruptions that resulted in higher purchase costs for components and freight and c) increased manufacturing inefficiencies resulting from the shortage of certain critical components that required more off-line labor to produce buses. As a result, at October 1, 2022, certain Bus segment inventory had an approximate $8.8 million cumulative cost in excess of net realizable value that was recognized as a loss in fiscal 2022 with no similar activity in fiscal 2021.

The $8.6 million, or 23.2%, increase in parts segment cost of goods sold for fiscal 2022 compared to fiscal 2021 largely aligned with the increase in sales volume noted above, with slight variations due to product and channel mix.

Operating (loss) profit. Operating loss was $40.7 million for fiscal 2022, a decrease of $47.2 million, or 724.0%, compared to $6.5 million of operating profit for fiscal 2021. Profitability was negatively impacted by a decrease of $35.6 million in gross profit, as outlined in the revenue and cost of goods sold discussions above, as well as an increase of $11.6 million in selling, general and administrative expenses, primarily due to a $7.5 million increase in professional services, largely relating to several cost cutting and operational transformation initiatives, a $1.2 million increase in research and development expense, and a $1.1 million increase in payroll, largely resulting from merit increases for all Company employees that were effective at the beginning of fiscal 2022 and were intended to partially mitigate the impact of increasing inflation. Additionally, selling, general and administrative expenses during the first half of fiscal 2021 benefited from actions taken by management to reduce labor costs and certain discretionary spending during the early months of the pandemic with similar actions taken to reduce labor costs only during the fourth quarter of fiscal 2022 given the competitiveness of the overall labor market primarily resulting from continuing labor shortages.

Interest expense. Interest expense was $14.7 million for fiscal 2022, an increase of $5.0 million, or 51.6%, compared to $9.7 million for fiscal 2021. The increase was primarily attributable to an increase in the stated term loan interest rate from 4.0% at October 2, 2021 to 7.9% at October 1, 2022, as well as increased revolving credit facility borrowings outstanding during fiscal 2022 when compared with fiscal 2021.

Income taxes. We recorded income tax benefit of $11.5 million and $1.2 million for fiscal 2022 and fiscal 2021, respectively. This fluctuation was primarily attributable to an increase in taxable loss in fiscal 2022 due primarily to the ongoing impacts of supply chain constraints on our operations as discussed above.

The effective tax rate for fiscal 2022 differed from the statutory Federal income tax rate of 21.0%.  The increase in the effective tax rate to 21.6% was primarily due to the impacts of state taxes on the Federal rate. This increase was partially offset by an increase in the valuation allowance.

The effective tax rate for fiscal 2021 was 60.2%, which differed from the statutory Federal income tax rate of 21%. There were several items that increased the effective tax rate, including the impacts of tax credits, return to accrual adjustments, and state taxes on the Federal rate. These increases were partially offset by a change in uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $(14.7) million, or (1.8)% of net sales, for fiscal 2022, a decrease of $48.8 million, or 143.0%, compared to $34.1 million, or 5.0% of net sales, for fiscal 2021. The decrease in Adjusted EBITDA is primarily the result of a $45.5 million increase in net loss, as a result of the factors discussed above, and a decrease in share-based compensation expense of $2.2 million as the expense recorded in fiscal 2021 was impacted by the retirement of two members of the executive team with no similar activity in fiscal 2022.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2022	2021
Net loss	$(45,759)	$(289)
Adjustments:
Interest expense, net (1)	14,973	10,010
Income tax benefit	(11,451)	(1,191)
Depreciation, amortization, and disposals (2)	15,212	13,642
Operational transformation initiatives	7,213	189
Loss on debt modification	632	598
Share-based compensation expense	3,690	5,938
Product redesign initiatives	549	3,483
Restructuring charges	246	659
Costs directly attributed to the COVID-19 pandemic (3)	39	1,024
Other	—	40
Adjusted EBITDA	$(14,656)	$34,103
Adjusted EBITDA Margin (percentage of net sales)	(1.8)%	5.0%

(1) Includes $0.3 million for both fiscal 2022 and 2021, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $1.1 million and $0.8 million for fiscal 2022 and 2021, respectively, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(3) Primarily costs incurred for third party cleaning services and personal protective equipment for our employees in response to the COVID-19 pandemic.

Consolidated Results of Operations for the fiscal years ended October 2, 2021 and October 3, 2020:

(in thousands)	2021	2020
Net sales	$683,995	$879,221
Cost of goods sold	611,854	783,021
Gross profit	$72,141	$96,200
Operating expenses
Selling, general and administrative expenses	65,619	74,206
Operating profit	$6,522	$21,994
Interest expense	(9,682)	(12,252)
Interest income	4	11
Other income, net	1,776	738
Loss on debt extinguishment	(598)	—
(Loss) income before income taxes	$(1,978)	$10,491
Income tax benefit (expense)	1,191	(1,519)
Equity in net income of non-consolidated affiliate	498	3,213
Net (loss) income	$(289)	$12,185
Other financial data:
Adjusted EBITDA	$34,103	$54,681
Adjusted EBITDA Margin	5.0%	6.2%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2021	2020
Net Sales by Segment
Bus	$625,198	$822,616
Parts	58,797	56,605
Total	$683,995	$879,221

Gross Profit by Segment
Bus	$50,394	$76,059
Parts	21,747	20,141
Total	$72,141	$96,200

Net sales. Net sales were $684.0 million for fiscal 2021, a decrease of $195.2 million, or 22.2%, compared to $879.2 million for fiscal 2020. The decrease in net sales is attributed to supply chain constraints that limited the availability of certain critical components and thus, limited the number of buses the Company could produce and deliver.

Bus sales decreased $197.4 million, or 24.0%, reflecting a decrease in units booked that was partially offset by higher sales prices. In fiscal 2021, 6,679 units were booked compared to 8,878 units booked for fiscal 2020. The decrease in Bus revenue and volumes reflects the constraints on the Company's ability to produce and deliver buses due to shortages of critical components. The 1.0% increase in unit price for fiscal 2021 compared to fiscal 2020 mainly reflects pricing actions taken by management to partially offset increases in commodity costs, as well as product and customer mix changes.

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

Operating profit. Operating profit was $6.5 million for fiscal 2021, a decrease of $15.5 million, or 70.3%, compared to $22.0 million for fiscal 2020. Profitability was negatively impacted by a decrease of $24.1 million in gross profit, as outlined in the revenue and cost of goods sold discussions above. This decrease was partially offset by a decrease of $8.6 million in selling, general and administrative expenses as we took actions to control spending during the pandemic.

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

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2021	2020
Net (loss) income	$(289)	$12,185
Adjustments:
Interest expense, net (1)	10,010	12,616
Income tax (benefit) expense	(1,191)	1,519
Depreciation, amortization, and disposals (2)	13,642	15,096
Operational transformation initiatives	189	3,404
Loss on debt modification	598	—
Share-based compensation expense	5,938	4,141
Product redesign initiatives	3,483	4,068
Restructuring charges	659	646
Costs directly attributed to the COVID-19 pandemic (3)	1,024	1,000
Other	40	6
Adjusted EBITDA	$34,103	$54,681
Adjusted EBITDA Margin (percentage of net sales)	5.0%	6.2%

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

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the Amended Credit Agreement (defined below). At October 1, 2022, the Company had $10.5 million of available cash and cash equivalents (net of outstanding checks) and $73.7 million of additional borrowings available under the Revolving Credit Facility (defined below). The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes. At October 1, 2022, the Company was in compliance with all covenants required by the Amended Credit Agreement.

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

The Credit Agreement contains negative and affirmative covenants affecting the Company and its subsidiaries including the Borrower, with certain exceptions set forth in the Credit Agreement. The negative covenants and restrictions include, among others: limitations on liens, dispositions of assets, consolidations and mergers, loans and investments, indebtedness, transactions with affiliates (including management fees and compensation), dividends, distributions and other restricted payments, change in fiscal year, fundamental changes, amendments to and subordinated indebtedness, restrictive agreements, sale and leaseback transactions and certain permitted acquisitions. Dividends, distributions, and other restricted payments were permitted in certain circumstances under the Credit Agreement, generally based upon our levels of excess Free Cash Flow and unrestricted cash (as defined in the Credit Agreement) and maintenance of specified TNLRs.

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

After giving effect to the First Amended Credit Agreement, the interest payable with respect to the Term Loan Facility was (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, the U.S. Dollar London Interbank Offering Rate ("LIBOR") plus 2.25% and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the TNLR of the Company, an election of either base rate or LIBOR pursuant to the table below. The Company's TNLR is defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the consecutive four fiscal quarter period most recently then ending.

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
Third Amended Credit Agreement

On December 4, 2020, the Company executed a third amendment to the Credit Agreement, First Amended Credit Agreement and Second Amended Credit Agreement (the "Third Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provided for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate was timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elected to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

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

The pricing grid in the First Amended Credit Agreement, which was based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remained unchanged.  However, during the Limited Availability Period, an additional margin of 0.50% applied.

During the Limited Availability Period, the Third Amended Credit Agreement required that the Borrower prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceeded $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceed $20.0 million, as determined on a semimonthly basis.  Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period could not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implemented a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, the Third Amended Credit Agreement set forth additional monthly reporting requirements, and required subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

Fourth Amended Credit Agreement

On November 24, 2021, the Company executed a fourth amendment to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement and Third Amended Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth

Amended Credit Agreement, among other things, provided for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”), or (b) the first date on which Borrower elected to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Amended Credit Agreement.

With respect to the financial performance covenants, during the Amended Limited Availability Period for the fiscal quarters ending January 1, 2022 through October 1, 2022, the TNLR requirement was not applicable, although it continued to impact the interest rate that was charged on outstanding borrowings as discussed below. Instead, the minimum consolidated EBITDA that the Company was required to maintain during the Amended Limited Availability Period was updated to include fiscal 2022 as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending January 1, 2022	$14.5
Fiscal quarter ending April 2, 2022	$(4.5)
Fiscal quarter ending July 2, 2022	$(6.8)
Fiscal quarter ending October 1, 2022	$20.0

However, in the event that Borrower elected to terminate the Amended Limited Availability Period in fiscal 2022, the maximum TNLR permitted was 3.50x.

The minimum liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company was required to maintain during the Amended Limited Availability Period was amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Fourth amendment effective date through January 1, 2022	$10.0
January 2, 2022 through April 2, 2022	$5.0
April 3, 2022 through July 2, 2022	$15.0
Thereafter	$20.0

Additionally, a new financial performance covenant was added in the Fourth Amended Credit Agreement, requiring that school bus units manufactured by the Company (“Units”) not fall below the pre-set thresholds set forth in the table below on a three month trailing basis (“Units Covenant”). The Units Covenant was triggered only if the Company’s liquidity for the most-recently ended fiscal month was less than $50.0 million during the Amended Limited Availability Period:

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

If the Units during any three fiscal month period set forth above was less than the minimum required by the Units Covenant, Borrower could elect to carry forward up to 50% of certain applicable excess Units to satisfy the Units Covenant requirement. However, Borrower could not make such election in two consecutive three fiscal month periods.

The pricing grid in the Amended Credit Agreement, which was based on the TNLR, was determined in accordance with the amended pricing matrix set forth below:

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

During the Amended Limited Availability Period (notwithstanding the pricing grid set forth above), the applicable rate was (a) solely to the extent that the aggregate revolving exposures exceeded $100.0 million, 5.75% with respect to such excess and (b) with respect to all other revolving exposures, the sum of the rate determined by the administrative agent in accordance with the pricing grid set forth above, plus 0.50%.

Additional allowances were made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company was required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period could not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following the issuance and sale of $75.0 million of common stock in a private placement transaction on December 15, 2021 (see the section entitled "Short-Term and Long-Term Liquidity Requirements" below for further details), the Availability Cap was permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended Credit Agreement set forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

Fifth Amended Credit Agreement

On September 2, 2022, the Company executed a fifth amendment and limited waiver to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement, Third Amended Credit Agreement and Fourth Amended Credit Agreement ("Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement, among other things, resulted in Borrower and administrative agent jointly electing an early opt-in to change one of the market interest rate indices that Borrower can elect to accrue interest on outstanding borrowings from LIBOR, which is being discontinued subsequent to June 30, 2023, to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”). Such change will become effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date.

The Fifth Amended Credit Agreement also provided covenant relief, through December 31, 2022, via a waiver of the $20.0 million minimum consolidated EBITDA covenant calculated on a four quarter trailing basis for the fiscal quarter ended October 1, 2022 and the 2,306 minimum Units Covenant calculated on a three fiscal month trailing basis for the fiscal month ended October 1, 2022. The Company requested such covenant relief given the supply chain disruptions that continued to challenge the Company throughout fiscal 2022.

Finally, the Fifth Amended Credit Agreement requires the Company to provide a rolling thirteen week cash flow forecast to the Administrative Agent, on a monthly basis, beginning with the fiscal month ended August 27, 2022 and ending with the fiscal month ending April 1, 2023.

Sixth Amended Credit Agreement

On November 21, 2022, the Company executed a sixth amendment to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement, Third Amended Credit Agreement, Fourth Amended Credit Agreement and Fifth Amended Credit Agreement ("Sixth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Sixth Amended Credit Agreement, among other things, extends the maturity date for both the Term Loan Facility and Revolving Credit Facility from September 13, 2023 to December 31, 2024. The total Revolving Credit Facility commitment is reduced to an aggregate principal amount of $90.0 million, of which $80.0 million is available for Borrower to draw, with the remaining $10.0 million subject to written approval from the lenders, which, once obtained, will be irrevocable. There was no change in the Term Loan Facility commitment; however, the Sixth Amended Credit Agreement requires principal repayments approximating $5.0 million on a quarterly basis through September 30, 2024, with the remaining balance due upon maturity. There were $151.6 million of term loan borrowings outstanding on the sixth amendment effective date.

The Sixth Amended Credit Agreement also provides for temporary amendments to certain financial performance covenants during the Amended Limited Availability Period, which will terminate on the date on which the Company’s TNLR for the two fiscal quarters most recently ended is each less than 4.00x and no default or event of default has occurred and is continuing. However, the Amended Limited Available Period can re-occur upon a default or event of default or if the TNLR for the immediately preceding fiscal quarter is equal to or greater than 4.00x.

The minimum consolidated EBITDA that the Company is required to maintain during the Amended Limited Availability Period is updated as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending July 1, 2023	$50.0
Fiscal quarter ending September 30, 2023	$60.0

For purposes of complying with the above minimum consolidated EBITDA covenant, the Company’s consolidated EBITDA for the (i) two fiscal quarter period ending July 1, 2023 is multiplied by 2 and (ii) three fiscal quarter period ending September 30, 2023 is multiplied by 4/3

The minimum liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company is required to maintain at the end of each fiscal month during the Amended Limited Availability Period is amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Sixth amendment effective date through December 30, 2023	$30.0

Additionally, the Units Covenant is amended for Units to be calculated at the end of each applicable fiscal month on a cumulative basis, with the minimum cumulative threshold that the Company is required to maintain during the Amended Limited Availability Period amended as set forth in the table below. The Units Covenant is triggered only if the Company’s liquidity for the most-recently ended fiscal month is less than $50.0 million during the Amended Limited Availability Period:

Period	Minimum Units Manufactured
Period from October 2, 2022 and ending October 29, 2022	450
Period from October 2, 2022 and ending November 26, 2022	900
Period from October 2, 2022 and ending December 31, 2022	1,400
Period from October 2, 2022 and ending January 28, 2023	1,900
Period from October 2, 2022 and ending February 25, 2023	2,400
Period from October 2, 2022 and ending April 1, 2023	3,000

The Company is not required to comply with a maximum TNLR financial maintenance covenant for any fiscal quarters from the sixth amendment effective date through September 30, 2023, with the maximum threshold amended thereafter as follows:

Period	Maximum Total Net Leverage Ratio
Fiscal Quarter ending December 30, 2023 through the fiscal quarter ending March 30, 2024	4.00:1.00
Fiscal quarter ending June 29, 2024 and thereafter	3.50:1.00

The pricing grid in the Amended Credit Agreement, which is based on the TNLR, is applicable to both term loan and revolving borrowings and is determined in accordance with the amended pricing matrix set forth below:

Level	Total Net Leverage Ratio	ABR Loans	SOFR Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than or equal to 3.50x and less than 4.00x	2.00%	3.00%
VII	Greater than or equal to 4.00x and less than 4.50x	2.75%	3.75%
VIII	Greater than or equal to 4.50x and less than 5.00x	3.75%	4.75%
IX	Greater than 5.00x	4.75%	5.75%

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and will be adjusted, as applicable, for the fiscal quarter ending December 31, 2022 and subsequently in accordance with the amended pricing grid set forth above.

Finally, the Company is required to deliver to the administrative agent, on a quarterly basis, a projected consolidated balance sheet and consolidated statements of projected operations and cash flows for the next four fiscal quarter period.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our Credit Facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions, which were further exacerbated by Russia's invasion of Ukraine in February 2022, materially impacted our fiscal 2022 results, by a) constraining our ability to produce buses to fulfill sales orders and b) increasing our manufacturing costs as a result of i) higher purchase costs for components and freight and ii) increased manufacturing inefficiencies due to the shortage of certain critical components that required more off-line labor to produce buses. The development and fluidity of ongoing or future supply chain constraints preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to any future COVID-19 outbreaks and/or supply chain constraints. Also see "Impacts of COVID-19 and Subsequent Supply Chain Constraints on our Business" and "Impact of Russia's Invasion of Ukraine on Our Business" contained in this Item 7. for further discussion.

Future COVID-19 outbreaks and/or continuing supply chain constraints could cause a more severe contraction in our profits and/or liquidity which could lead to issues complying with our Amended Credit Agreement covenants. Our primary financial covenants are (i) minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the trailing four fiscal quarter period most recently then ended for fiscal 2022 and at the end of the third and fourth fiscal quarters of fiscal 2023 calculated on an annualized basis; (ii) for fiscal 2022 through December 30, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022 through April 1, 2023, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month for fiscal 2022 and on a cumulative basis at the end of each fiscal month for the first and second fiscal quarters of fiscal 2023; and (iv) beginning in the fiscal year ending September 28, 2024 ("fiscal 2024") and thereafter, TNLR, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, at the end of each fiscal quarter. If we are not able to comply with such covenants, we may need to seek additional covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing our existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up-front expenses than included in our historical financial statements.

Under the revised terms of the Sixth Amendment to the Credit Agreement, $19.8 million in principal payments will be due in both fiscal 2023 and fiscal 2024, while the remaining $112.0 million will be due in fiscal 2025.

We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 1.2 years to 5.2 years with the option to extend leases for up to 0.3 years. Finance leases run through fiscal 2025 and have total payments of approximately $2.3 million, approximately $0.6 million of which is due in fiscal 2023. Operating leases have remaining terms up to 5.2 years and total payments of approximately $7.4 million, approximately $2.4 million of which is due in fiscal 2023.

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. At October 1, 2022, total purchase commitments were $63.6 million, of which all is expected to be paid in fiscal 2023.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The approximate $74.8 million of net proceeds that we received from this transaction were used to repay outstanding revolving borrowings as required by the terms of the Credit Agreement, which increased the available borrowing capacity of the Revolving Credit Facility that could be used for working capital and other general corporate purposes, including acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 13, Stockholders' Equity (Deficit), to the Company’s consolidated financial statements for additional information regarding this transaction.

To increase our liquidity in future periods, we could pursue raising additional capital via an equity or debt offering utilizing a currently effective "shelf" registration statement. However, we cannot assure our investors that we would be successful in raising this additional capital, which could also lead to increased expense and larger up-front fees when compared with our historical financial statements.
Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they would be available for use on the first day of the school year, typically in mid-August to early September. This has resulted in our third and fourth fiscal quarters representing our two busiest quarters from a sales and production perspective, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have historically been, and are likely to be in future periods, impacted by seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter. With the COVID-19 pandemic and subsequent supply chain constraints, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2022	2021	2020
Cash and cash equivalents, beginning of year	$11,709	$44,507	$70,959
Total cash (used in) provided by operating activities	(24,437)	(54,241)	3,459
Total cash used in investing activities	(6,453)	(11,309)	(18,803)
Total cash provided by (used in) financing activities	29,660	32,752	(11,108)
Change in cash and cash equivalents	(1,230)	(32,798)	(26,452)
Cash and cash equivalents, end of year	$10,479	$11,709	$44,507

Total cash (used in) provided by operating activities

Cash flows used in operating activities totaled $24.4 million for fiscal 2022 and $54.2 million for fiscal 2021. The primary drivers of the $29.8 million decrease were the following:

•A year over year increase of $45.5 million in net loss.

•The effect of net changes in operating assets and liabilities positively impacted fiscal 2022 operating cash flows by $69.0 million compared to fiscal 2021. The primary drivers in this category were favorable changes in inventory, other assets, accounts payables, and accrued expenses of $42.2 million, $2.3 million, $21.0 million, and $3.8 million respectively. These favorable changes were partially offset by an unfavorable change in accounts receivable of $0.2 million. At the end of fiscal 2022, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which resulted in a significant increase in the accounts payable balance when compared with the end fiscal 2021 (a net source of cash). However, we became more efficient at managing supply chain disruptions, and thus building and selling buses, during the latter months of fiscal 2022 when compared with the same months in fiscal 2021. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant, but smaller, increase in the inventory balance at the end of fiscal 2022 when compared with fiscal 2021 (a net source of cash).

•The impact of non-cash items (net source of cash) was $6.3 million lower in fiscal 2022 compared to fiscal 2021. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of a $8.8 million lower of cost or net realizable value loss, a $2.2 million decrease in share-based compensation expense, and a $10.1 million increase in deferred tax benefit, in fiscal 2022 compared to fiscal 2021. These decreases were partially offset by a $4.7 million increase in equity in net loss of non-consolidated affiliate, $1.9 million decrease in amortization of deferred actuarial pension losses, $1.4 million increase in fixed assets impairment, $0.6 million increase in depreciation and amortization expense, $0.6 million increase in non-cash interest expense, and $0.7 million decrease in gain on disposal of fixed assets, in fiscal 2022 compared to fiscal 2021.

Cash flows used in operating activities totaled $54.2 million for fiscal 2021, as compared with $3.5 million of cash flows provided by operating activities for fiscal 2020. The primary drivers of the $57.7 million decrease were the following:

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

•The impact of non-cash items (net source of cash) was $1.8 million higher in fiscal 2021 compared to fiscal 2020. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of higher amounts of share-based compensation of $1.8 million and lower equity in net income of non-consolidated affiliate of $2.7 million in fiscal 2021 compared to fiscal 2020. These changes were partially offset by decreases in depreciation and amortization expense of $1.0 million, non-cash interest of $0.9 million, and deferred income tax expense of $1.0 million in fiscal 2021 compared to fiscal 2020.

Total cash used in investing activities

Cash flows used in investing activities totaled $6.5 million and $11.3 million for fiscal 2022 and fiscal 2021, respectively. The $4.9 million decrease in cash used was primarily due to decreased spending on fixed assets in fiscal 2022 as compared to fiscal 2021.

Cash flows used in investing activities totaled $11.3 million and $18.8 million for fiscal 2021 and fiscal 2020, respectively. The $7.5 million decrease in cash used was primarily due to decreased spending on fixed assets in fiscal 2021 as compared to fiscal 2020.

Total cash provided by (used in) financing activities

Cash provided by financing activities totaled $29.7 million for fiscal 2022 and $32.8 million for fiscal 2021. In fiscal 2022, the private placement sale of our common stock provided $74.8 million of net cash proceeds, with no similar activity in fiscal 2021. This source of cash was offset by a $70.0 million decrease in net revolving credit facility borrowings, a $5.0 million increase in term loan repayments, a $1.2 million increase in cash paid for the repurchase of shares of our common stock in connection with employee stock award exercises, a $1.6 million decrease in cash received for employee stock option exercises, and a $0.3 million increase in cash paid for debt costs, in fiscal 2022 compared to fiscal 2021.

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

(in thousands)	2022	2021	2020
Total cash (used in) provided by operating activities	$(24,437)	$(54,241)	$3,459
Cash paid for fixed assets and acquired intangible assets	(6,453)	(12,212)	(18,968)
Free Cash Flow	$(30,890)	$(66,453)	$(15,509)

Free Cash Flow for fiscal 2022 was $35.6 million higher than for fiscal 2021 due to a $29.8 million decrease in cash used in operating activities as discussed above and a reduction of $5.8 million in cash paid for fixed assets in fiscal 2022 compared to fiscal 2021 as we limited capital expenditures in fiscal 2022 to further mitigate the ongoing impact of supply chain constraints on our operations, financial results and cash flows.

Free Cash Flow for fiscal 2021 was $50.9 million lower than Free Cash Flow for fiscal 2020, primarily due to a $57.7 million decrease in cash provided by operating activities as discussed above. This decrease was partially offset by a reduction of $6.8 million in cash paid for fixed assets in fiscal 2021 as compared to fiscal 2020 as we limited capital expenditures in fiscal 2021 to mitigate the ongoing impact of the COVID-19 pandemic and supply chain constraints on our operations, financial results and cash flows.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $6.3 million at October 1, 2022, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory; allowance for doubtful accounts; potential impairment of long-lived assets, goodwill and intangibles; and the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and may employ outside experts to assist in the Company’s evaluations. Management has discussed the development, selection, and disclosure of accounting estimates with the Audit Committee of our Board of Directors. Actual results could differ from the estimates that the Company has used.

The estimates that require management to exercise the greatest extent of judgment in establishing assumptions and that could have a material impact on our consolidated financial statements should they change significantly in a future period are defined as "critical" in nature and include the following:

Self-Insurance Reserves

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The establishment of the reserves utilizing such estimates and assumptions is based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. At October 1, 2022 and October 2, 2021, reserves totaled approximately $5.8 million and $4.5 million, respectively.

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

During the fourth quarter of each fiscal year presented, we performed our annual impairment assessment of goodwill that did not indicate that an impairment existed.

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

During the fourth quarter of each fiscal year presented, we performed our annual impairment assessment of our trade name that did not indicate that an impairment existed.

Our intangible assets with definite useful lives include customer relationships and engineering designs, which are amortized over their estimated useful lives of 7 or 20 years using the straight-line method. These assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairments have been recorded.

The recorded balances for goodwill were $15.1 million and $3.7 million for the Bus and Parts segments, respectively, at both October 1, 2022 and October 2, 2021. The recorded balances for intangible assets were $47.4 million and $49.4 million at October 1, 2022 and October 2, 2021, respectively.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at October 1, 2022, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $5.8 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $6.3 million.

The projected benefit obligation for the pension plan was $122.6 million and $160.1 million at October 1, 2022 and October 2, 2021, respectively.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine the warranty reserve calculates the average expected future warranty claims using historical warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The establishment of the reserve utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity. Management believes the methodology is reasonable (i) since the Company's product offerings and manufacturing processes do not change quickly or significantly and (ii) given the significant investments that the Company has made, and expects to continue making, to improve the quality, reliability and safety of the school buses it manufactures. Accordingly, while management believes that this methodology provides an accurate reserve estimate, actual claims incurred could differ from the original estimates, requiring future adjustments. At October 1, 2022 and October 2, 2021, accrued product warranty costs totaled approximately $16.0 million and $18.6 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years. At October 1, 2022 and October 2, 2021, deferred tax liabilities totaled approximately $22.0 million and $23.3 million, respectively, while deferred tax assets totaled approximately $32.9 million and $24.1 million, respectively.

The Company recognizes uncertain tax positions based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At October 1, 2022 and October 2, 2021, the liability for uncertain tax positions totaled approximately $0.1 million and $0.4 million, respectively

Recent Accounting Pronouncements

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

Interest Rate Risk

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement, which exposes us to fluctuations in interest rates. In the first quarter of fiscal 2019, we entered into a four year interest rate collar contract with a notional value of $150.0 million to partially mitigate our exposure to interest rate fluctuations on our variable rate term loan debt. The collar established a range where we paid the counterparty if the three month LIBOR rate fell below the established floor rate of 1.5%, and the counterparty paid us if the three month LIBOR rate exceeded the ceiling rate of 3.3%. The collar settled quarterly through the termination date of September 30, 2022. No payments or receipts were exchanged on the interest rate collar contract unless interest rates rose above or fell below the contracted ceiling or floor rates. Throughout much of fiscal 2022, the three month LIBOR rate fell below the established floor, which required us to make $1.2 million in total cash payments to the counterparty. We monitor and manage interest rate exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. However, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

Commodity Risk

The Company and its suppliers incorporate raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities into its products. We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales bids historically have not included price escalation provisions to account for economic fluctuations between the bid date and the contract date. As a result, we have historically been unable to pass along increased costs due to economic fluctuations to our customers, which is not expected to continue as the Company now includes price escalation provisions when bidding on contracts. However, once a sales contract containing a fixed bus price is executed with a customer, we are generally unable to pass along increased costs resulting from economic fluctuations between the contract date and delivery date. We generally purchase steel one quarter in advance at fixed prices, but because we generally do not otherwise hedge steel or the other primary commodities we purchase (rubber, aluminum and copper), changes in prices of raw materials can significantly impact future operating margins.

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

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) and subsidiaries as of October 1, 2022 and October 2, 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended October 1, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 12, 2022 expressed an unqualified opinion thereon.

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

Evaluation of Warranty Reserve

As discussed in Note 2 to the consolidated financial statements, the Company's warranty reserve is calculated based on the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The total warranty reserve was $16 million as of October 1, 2022.

We identified the evaluation of certain assumptions related to the average warranty costs per unit and the average expected warranty claim payment patterns used in the evaluation of the warranty reserve as a critical audit matter.

The principal considerations for our determination were (i) the Company’s assumptions relating to the average warranty costs per unit and the payment patterns over the term of the warranty involved a higher degree of auditor judgment, and (ii) specialized actuarial skills were needed to assess the Company's process and evaluate the assumptions regarding the determination of the average expected warranty claims and the effect of those assumptions on the reserve.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls over the Company's warranty claim process, and controls over the data, inputs, and assumptions utilized to estimate the warranty reserve;

•Testing the warranty reserve calculation prepared by the Company, including the mathematical accuracy of the calculation and the relevance, reliability, and appropriateness of the assumptions and the sources of data from which the assumptions were derived;

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
December 12, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 1, 2022 and October 2, 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended October 1, 2022, and the related notes and schedule and our report dated December 12, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Atlanta, Georgia
December 12, 2022

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	October 1, 2022	October 2, 2021
Assets
Current assets
Cash and cash equivalents	$10,479	$11,709
Accounts receivable, net	12,534	9,967
Inventories	142,977	125,206
Other current assets	8,486	9,191
Total current assets	$174,476	$156,073
Property, plant and equipment, net	100,608	105,482
Goodwill	18,825	18,825
Intangible assets, net	47,433	49,443
Equity investment in affiliate	10,659	14,817
Deferred tax assets	10,907	4,413
Finance lease right-of-use assets	1,736	5,486
Other assets	1,482	1,481
Total assets	$366,126	$356,020
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$107,937	$72,270
Warranty	6,685	7,385
Accrued expenses	16,386	12,267
Deferred warranty income	7,205	7,832
Finance lease obligations	566	1,327
Other current liabilities	6,195	8,851
Current portion of long-term debt	19,800	14,850
Total current liabilities	$164,774	$124,782
Long-term liabilities
Revolving credit facility	$20,000	$45,000
Long-term debt	130,390	149,573
Warranty	9,285	11,165
Deferred warranty income	11,590	12,312
Deferred tax liabilities	—	3,673
Finance lease obligations	1,574	4,538
Other liabilities	11,107	14,882
Pension	16,024	22,751
Total long-term liabilities	$199,970	$263,894
Guarantees, commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued with liquidation preference of $0 at October 1, 2022 and October 2, 2021	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,024,911 and 27,205,269 shares outstanding at October 1, 2022 and October 2, 2021, respectively	3	3
Additional paid-in capital	173,103	96,170
Accumulated deficit	(79,512)	(33,753)
Accumulated other comprehensive loss	(41,930)	(44,794)
Treasury stock, at cost, 1,782,568 shares at October 1, 2022 and October 2, 2021	(50,282)	(50,282)
Total stockholders' equity (deficit)	$1,382	$(32,656)
Total liabilities and stockholders' equity (deficit)	$366,126	$356,020

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2022	2021	2020
Net sales	$800,637	$683,995	$879,221
Cost of goods sold	764,091	611,854	783,021
Gross profit	$36,546	$72,141	$96,200
Operating expenses
Selling, general and administrative expenses	77,246	65,619	74,206
Operating (loss) profit	$(40,700)	$6,522	$21,994
Interest expense	(14,675)	(9,682)	(12,252)
Interest income	9	4	11
Other income, net	2,947	1,776	738
Loss on debt modification	(632)	(598)	—
(Loss) income before income taxes	$(53,051)	$(1,978)	$10,491
Income tax benefit (expense)	11,451	1,191	(1,519)
Equity in net (loss) income of non-consolidated affiliate	(4,159)	498	3,213
Net (loss) income	$(45,759)	$(289)	$12,185

(Loss) earnings per share:

Basic weighted average shares outstanding	31,020,399	27,139,054	26,850,999
Diluted weighted average shares outstanding	31,020,399	27,139,054	27,086,555

Basic (loss) earnings per share	$(1.48)	$(0.01)	$0.45
Diluted (loss) earnings per share	$(1.48)	$(0.01)	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
(in thousands)	2022	2021	2020
Net (loss) income	$(45,759)	$(289)	$12,185
Other comprehensive income (loss), net of tax
Net change in defined benefit pension plan	2,864	13,603	(2,243)
Total other comprehensive income (loss), net of tax	$2,864	$13,603	$(2,243)
Comprehensive (loss) income	$(42,895)	$13,314	$9,942

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(45,759)	$(289)	$12,185
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	14,050	13,446	14,400
Non-cash interest expense	3,400	2,754	3,651
Share-based compensation expense	3,690	5,938	4,141
Equity in net loss (income) of non-consolidated affiliate	4,159	(498)	(3,213)
Loss (gain) on disposal of fixed assets	15	(679)	(76)
Impairment of fixed assets	1,354	—	—
Lower of cost or net realizable value loss	8,752	—	—
Deferred income tax (benefit) expense	(11,071)	(925)	29
Amortization of deferred actuarial pension losses	3,768	1,861	1,720
Loss on debt modification	632	598	—
Changes in assets and liabilities:
Accounts receivable	(2,567)	(2,345)	2,914
Inventories	(26,523)	(68,684)	22,308
Other assets	1,913	(409)	5,068
Accounts payable	35,075	14,081	(40,258)
Accrued expenses, pension and other liabilities	(15,325)	(19,090)	(19,410)
Total adjustments	$21,322	$(53,952)	$(8,726)
Total cash (used in) provided by operating activities	$(24,437)	$(54,241)	$3,459
Cash flows from investing activities
Cash paid for fixed assets	$(6,453)	$(12,212)	$(18,968)
Proceeds from sale of fixed assets	—	903	165
Total cash used in investing activities	$(6,453)	$(11,309)	$(18,803)
Cash flows from financing activities
Revolving credit facility borrowings	$135,000	$117,000	$199,000
Revolving credit facility repayments	(160,000)	(72,000)	(199,000)
Term loan repayments	(14,850)	(9,900)	(9,900)
Principal payments on finance leases	(1,132)	(1,294)	(945)
Cash paid for debt costs	(2,751)	(2,476)	(935)
Sale of common stock (Note 13)	75,000	—	—
Cash paid for common stock issuance costs	(202)	—	—
Proceeds from exercises of warrants	—	—	4,240
Repurchase of common stock in connection with stock award exercises	(1,708)	(517)	(3,568)
Cash received from stock option exercises	303	1,939	—
Total cash provided by (used in) financing activities	$29,660	$32,752	$(11,108)
Change in cash and cash equivalents	(1,230)	(32,798)	(26,452)
Cash and cash equivalents, beginning of year	11,709	44,507	70,959
Cash and cash equivalents, end of year	$10,479	$11,709	$44,507

	Fiscal Years Ended
(in thousands)	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$15,171	$11,568	$7,591
Income tax (received) paid, net of tax refunds	(79)	31	(1,542)
Non-cash investing and financing activities:
Accrued capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$948	$587	$(5,422)
Cashless exercise of stock options	—	2,299	5,246
Right-of-use assets obtained in exchange for operating lease obligations	1,424	62	—
Right-of-use assets obtained in exchange for finance lease obligations	—	—	3,496
Finance lease right-of-use assets removed due to non-renewal of lease	(2,451)	—	—
Finance lease obligations removed due to non-renewal of lease	2,593	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, September 28, 2019	26,476,336	$3	$84,271	—	$—	$(56,154)	$(45,649)	1,782,568	$(50,282)	$(67,811)
Exercise of stock warrants	368,712	—	4,240	—	—	—	—	—	—	4,240
Restricted stock activity	94,724	—	(1,623)	—	—	—	—	—	—	(1,623)
Stock option activity	108,632	—	(1,945)	—	—	—	—	—	—	(1,945)
Share-based compensation expense	—	—	3,967	—	—	—	—	—	—	3,967
Net income	—	—	—	—	—	—	12,185	—	—	12,185
Other comprehensive loss, net of tax	—	—	—	—	—	(2,243)	—	—	—	(2,243)
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(517)	—	—	—	—	—	—	(517)
Stock option activity	120,461	—	1,939	—	—	—	—	—	—	1,939
Share-based compensation expense	—	—	5,838	—	—	—	—	—	—	5,838
Net loss	—	—	—	—	—	—	(289)	—	—	(289)
Other comprehensive income, net of tax	—	—	—	—	—	13,603	—	—	—	13,603
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private placement (Note 13)	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	116,556	—	(1,688)	—	—	—	—	—	—	(1,688)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	3,539	—	—	—	—	—	—	3,539
Net loss	—	—	—	—	—	—	(45,759)	—	—	(45,759)
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	—	—	2,864
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382

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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020 are referred to herein as “fiscal 2022,” “fiscal 2021” and “fiscal 2020,” respectively. There were 52 weeks in fiscal 2022 and fiscal 2021, and there were 53 weeks in fiscal 2020.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on our Business

Towards the end of our second quarter of fiscal 2020, the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. Countermeasures taken to address the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the United States of America ("U.S.") and Canada. The uncertainty of when and how schools would open materially affected demand for new buses and replacement/maintenance parts during the second half of fiscal 2020 and first half of fiscal 2021, significantly impacting our business and operations.

Demand for school buses strengthened substantially during the second half of fiscal 2021 as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during this same period of time, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages; the lack of maintenance on, and acquisition of, capital assets by suppliers during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions have had a significant adverse impact our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022, which further exacerbated global supply chain disruptions. While the Company has no assets or customers in either of these countries, this military conflict significantly impacted our financial results during the second half of fiscal 2022, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it has contributed to increased a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during the second half of fiscal 2022.

The continuing development and fluidity of the pandemic and subsequent supply chain constraints and their trailing impacts preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangible assets, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including the extent and duration of any COVID-19 outbreaks and continued supply chain constraints and their related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facility and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying value of the Company’s revolving credit facility and long-term debt approximates fair value due to the variable rates of interest, which reset frequently, relating to these debt instruments. See Note 8, Debt, for further discussion.

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

Leases

We determine if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for office space, warehouse space, or a combination of both. We elected to account for leases with initial terms of 12 months or less by recording operating lease expense on a straight-line basis instead of recording lease assets or liabilities. For a lease with an initial term greater than 12 months, the Company records a right-of-use (“ROU”) asset and lease liability on the Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. As the leases recorded typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets also include any base rental or lease payments made and exclude lease incentives.

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

We have two reporting units for which we test goodwill for impairment: Bus and Parts. In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. When performing a qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, when performing a quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured using step two of the impairment analysis. In step two of the analysis, we would record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.

The fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow ("DCF") analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. The cash flow forecasts are based on approved strategic operating plans and long-term forecasts.

In the evaluation of indefinite lived assets for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary, or to perform a quantitative assessment by comparing the fair value of an asset to its carrying amount. The Company’s intangible asset with an indefinite useful life is the "Blue Bird" trade name. When performing a qualitative assessment, an entity is not required to calculate the fair value of the asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If a qualitative assessment is not performed or if a quantitative assessment is otherwise required, then the entity compares the fair value of an asset to its carrying amount and the amount of the impairment loss, if any, is the difference between fair value and carrying value. The fair value of our trade name is derived by using the relief from royalty method, which discounts the estimated cash savings we realized by owning the name instead of otherwise having to license or lease it.

Our intangible assets with a definite useful life are amortized over their estimated useful lives, 7 or 20 years, using the straight-line method. The useful lives of our intangible assets are reassessed annually and they are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $1.4 million and $2.0 million at October 1, 2022 and October 2, 2021, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $1.5 million, $1.1 million and $0.9 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2022. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other income (expense), net on our Consolidated Statements of Operations.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For fiscal 2022, fiscal 2021 and fiscal 2020, the Company expensed $6.1 million, $5.2 million and $6.4 million, respectively.

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

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. As discussed further in Note 11, Segment Information, the Company determined its operating and reportable segments to be Bus and Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the U.S., Canada and in certain limited international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers.

Statement of Cash Flows

We classify distributions received from our equity method investment, if any, using the nature of distribution approach, such that distributions received are classified based on the nature of the activity of the investee that generated the distribution. Returns on investment are classified within operating activities, while returns of investment are classified within investing activities.

The exchange of cash, if any, associated with derivative transactions is classified in the same category as the cash flows from the underlying items giving rise to the foreign currency or interest rate exposures.

Recently Issued Accounting Standards

ASU 2020-04 On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the U.S. Dollar London Interbank Offering Rate ("LIBOR"), which was initially expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.

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

On March 5, 2021, the Intercontinental Exchange, Inc. ("ICE") Benchmark Administration ("IBA"), the administrator of LIBOR, issued a statement, following the completion of a formal consultation process, reaffirming the preliminary announcement it made on November 30, 2020, to cease publication of (i) 1 week and 2 month LIBOR subsequent to December 31, 2021 and (ii) the overnight and 1, 3, 6 and 12 month LIBOR tenors subsequent to June 30, 2023. The IBA’s statement regarding such cessation dates primarily resulted from a majority of LIBOR panel banks communicating to the IBA that they would be unwilling to continue contributing to the relevant LIBOR settings after such dates. As a result, the IBA determined that it would be unable to publish the relevant LIBOR settings on a representative basis after such dates. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the IBA, confirmed that, based on information it received from LIBOR panel banks, it does not expect that any LIBOR settings will become unrepresentative before the announced cessation dates summarized above.

During fiscal 2022, the Company’s interest rate collar, which was not designated in a hedge accounting relationship, and Amended Credit Agreement (defined below) were the only contracts that referenced an interest rate index (i.e., LIBOR) that is subject to the reference rate reform guidance included in the above amendments. The interest rate collar matured on September 30, 2022, prior to the July 1, 2023 date on which the IBA will no longer publish applicable LIBOR tenors, and therefore, was not modified to reflect the discontinuation of LIBOR. Accordingly, the Company was not required to decide whether or not to elect to adopt such amendments for the interest rate collar prior to December 31, 2022 (i.e., the last effective date for adopting the amendments).

On September 2, 2022, the Company executed a fifth amendment and limited waiver to the Credit Agreement (see Note 8, Debt, for further information), which among other things, resulted in an early opt-in to change one of the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”). Such change will become effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date. By the end of the first quarter of fiscal 2023, no outstanding borrowings will accrue interest utilizing LIBOR. Although the modification had no impact on fiscal 2022 as no interest was accrued utilizing SOFR, the Company will adjust the effective interest rate on outstanding borrowings on a prospective basis, which is not expected to have a material impact on the consolidated financial statements.

Any recently issued accounting standards not identified above do not apply to the Company or the impact is expected to be immaterial.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	October 1, 2022	October 2, 2021
Accounts receivable	$12,634	$10,067
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$12,534	$9,967

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2022	2021	2020
Balance at beginning of period	$18,550	$21,374	$22,343
Add: current period accruals	7,348	6,920	8,980
Less: current period reductions of accrual	(9,928)	(9,744)	(9,949)
Balance at end of period	$15,970	$18,550	$21,374

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two years to five years, for the fiscal years presented:

(in thousands)	2022	2021	2020
Balance at beginning of period	$20,144	$22,588	$24,045
Add: current period deferred income	6,847	6,192	7,298
Less: current period recognition of income	(8,196)	(8,636)	(8,755)
Balance at end of period	$18,795	$20,144	$22,588

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $7.2 million of the outstanding contract liability in fiscal 2023, and the remaining balance thereafter.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	October 1, 2022	October 2, 2021
Current portion	$3,996	$2,781
Long-term portion	1,794	1,732
Total accrued self-insurance	$5,790	$4,513

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues recognized were $16.0 million, $13.4 million and $16.9 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The related cost of goods sold were $14.3 million, $11.7 million and $14.5 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined in Note 8) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar established a range where we paid the counterparty if the three month LIBOR rate fell below the established floor rate of 1.5%, and the counterparty paid us if the three month LIBOR rate exceeded the ceiling rate of 3.3%. The collar settled quarterly through the termination date of September 30, 2022. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the contracted ceiling or floor rates. Throughout much of the fiscal year ended October 1, 2022, the three month LIBOR rate fell below the established floor, which required us to make $1.2 million in total cash payments to the counterparty.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	October 1, 2022	October 2, 2021
Raw materials	$106,070	$74,862
Work in process	35,398	41,257
Finished goods	1,509	9,087
Total inventories	$142,977	$125,206
At October 1, 2022, certain Bus segment inventory had an approximate $8.8 million cumulative cost in excess of net realizable value, which was recognized as a loss in fiscal 2022.

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	October 1, 2022	October 2, 2021
Land	$2,504	$2,504
Buildings	57,570	47,307
Machinery and equipment	105,789	101,836
Office furniture, equipment and other	2,276	2,185
Computer equipment and software	20,471	19,233
Construction in process	15,004	25,555
Property, plant and equipment, gross	203,614	198,620
Accumulated depreciation and amortization	(108,493)	(98,290)
Operating lease right-of-use assets (1)	5,487	5,152
Property, plant and equipment, net	$100,608	$105,482

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $10.9 million, $9.8 million, and $10.1 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

We capitalized $0.7 million of interest expense in fiscal 2022 related to the construction of plant manufacturing assets.

A $1.4 million impairment loss for certain equipment that is no longer used in the Bus segment production process was recognized in fiscal 2022. No impairment loss was recognized in fiscal 2021 or fiscal 2020.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
October 1, 2022
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

October 2, 2021
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of fiscal 2022 and fiscal 2021, we performed our annual impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	October 1, 2022			October 2, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$3,016	$140	$3,156	$2,876	$280
Finite lived: Customer relationships	37,425	29,948	7,477	37,425	28,078	9,347
Total amortized intangible assets	40,581	32,964	7,617	40,581	30,954	9,627
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$32,964	$47,433	$80,397	$30,954	$49,443

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of fiscal 2022 and fiscal 2021, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairment of our indefinite lived intangible has been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $2.0 million, $2.2 million, and $3.1 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Amortization expense for finite lived intangible assets for the next five years is expected to be as follows:

(in thousands)
Fiscal Years Ending	Amortization Expense
2023	$2,010
2024	1,869
2025	1,869
2026	1,869
Total amortization expense	$7,617

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

The First Amended Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (which was subsequent amended as discussed below). In connection with the First Amended Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and are being amortized over the life of the Amended Credit Agreement (defined below) using the effective interest method.

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

Second Amendment to the Credit Agreement

On May 7, 2020, the Company entered into a second amendment to the Credit Agreement and First Amended Credit Agreement (“Second Amended Credit Agreement”). The Second Amended Credit Agreement provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Second Amended Credit Agreement mature on September 13, 2023, which is the fifth anniversary of the effective date of the First Amended Credit Agreement. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%. We incurred $0.9 million in fees related to the amendment. The fees were capitalized to other assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis to interest expense until maturity of the Amended Credit Agreement (defined below).

Third Amendment to the Credit Agreement

On December 4, 2020, the Company executed a third amendment to the Credit Agreement, First Amended Credit Agreement and Second Amended Credit Agreement ("Third Amended Credit Agreement"). The Third Amended Credit Agreement, among other things, provided for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate was timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elected to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

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

The pricing grid in the First Amended Credit Agreement, which was based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remained unchanged.  However, during the Limited Availability Period, an additional margin of 0.50% applied.

During the Limited Availability Period, the Amended Credit Agreement required that Borrower prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceeded $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceeded $20.0 million, as determined on a semimonthly basis.  Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period could not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding Revolving Credit Facility principal to exceed $100.0 million. The Third Amended Credit Agreement also implemented a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, the Amended Credit Agreement set forth additional monthly reporting requirements, and required subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the third amendment. Of such total, approximately $1.1 million and $0.9 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended Credit Agreement (defined below). The remaining approximate $0.5 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

In conjunction with executing the third amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling approximately $0.1 million were expensed to loss on debt modification on the Consolidated Statements of Operations.

Fourth Amendment to the Credit Agreement

On November 24, 2021, the Company executed a fourth amendment to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement and Third Amended Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth Amended Credit Agreement, among other things, provided for certain temporary amendments to the Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”), or (b) the first date on which Borrower elected to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Fourth Amended Credit Agreement.

With respect to the financial performance covenants, during the Amended Limited Availability Period for the fiscal quarters ended January 1, 2022 through October 1, 2022, the TNLR requirement was not applicable, although it continued to impact the interest rate that was charged on outstanding borrowings as discussed below. Instead, the minimum consolidated EBITDA that the Company was required to maintain during the Amended Limited Availability Period was updated to include fiscal 2022 as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending January 1, 2022	$14.5
Fiscal quarter ending April 2, 2022	$(4.5)
Fiscal quarter ending July 2, 2022	$(6.8)
Fiscal quarter ending October 1, 2022	$20.0

However, in the event that Borrower elected to terminate the Amended Limited Availability Period in fiscal 2022, the maximum TNLR permitted was 3.50x.

The minimum liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company was required to maintain during the Amended Limited Availability Period was amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Fourth amendment effective date through January 1, 2022	$10.0
January 2, 2022 through April 2, 2022	$5.0
April 3, 2022 through July 2, 2022	$15.0
Thereafter	$20.0

Additionally, a new financial performance covenant was added in the Fourth Amended Credit Agreement, requiring that school bus units manufactured by the Company (“Units”) not fall below the pre-set thresholds set forth in the table below on a three month trailing basis (“Units Covenant”). The Units Covenant was triggered only if the Company’s liquidity for the most-recently ended fiscal month was less than $50 million during the Amended Limited Availability Period:

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

If the Units during any three fiscal month period set forth above was less than the minimum required by the Units Covenant, Borrower could elect to carry forward up to 50% of certain applicable excess Units to satisfy the Units Covenant requirement. However, Borrower could not make such election in two consecutive three fiscal month periods.

The pricing grid in the Fourth Amended Credit Agreement, which was based on the TNLR, was determined in accordance with the amended pricing matrix set forth below:

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

During the Amended Limited Availability Period (notwithstanding the pricing grid set forth above), the applicable rate was (a) solely to the extent that the aggregate revolving exposures exceeded $100.0 million, 5.75% with respect to such excess and (b) with respect to all other revolving exposures, the sum of the rate determined by the administrative agent in accordance with the pricing grid set forth above, plus 0.50%.

Additional allowances were made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company was required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period could not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following the issuance and sale of $75.0 million of common stock in a private placement transaction on December 15, 2021 (see Note 13, Stockholders' Equity (Deficit), for further details), the Availability Cap was permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended Credit Agreement set forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the fourth amendment. Of such total, approximately $1.1 million and $0.8 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended Credit Agreement (defined below). The remaining approximate $0.5 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

In conjunction with executing the fourth amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling approximately $0.1 million were also expensed to loss on debt modification on the Consolidated Statements of Operations.

Fifth Amendment and Limited Waiver to the Credit Agreement

On September 2, 2022, the Company executed a fifth amendment and limited waiver to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement, Third Amended Credit Agreement and Fourth Amended Credit Agreement ("Fifth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Fifth Amended Credit Agreement, among other things, resulted in Borrower and administrative agent jointly electing an early opt-in to change one of the market interest rate indices that Borrower can elect to accrue interest on outstanding borrowings from LIBOR, which is being discontinued subsequent to June 30, 2023, to SOFR. Such change will become effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date.

The Fifth Amended Credit Agreement also provided covenant relief, through December 31, 2022, via a waiver of the $20.0 million minimum consolidated EBITDA covenant calculated on a four quarter trailing basis for the fiscal quarter ended October 1, 2022 and the 2,306 minimum Units Covenant calculated on a three fiscal month trailing basis for the fiscal month ended October 1, 2022. The Company requested such covenant relief given the supply chain disruptions that continued to challenge the Company throughout fiscal 2022.

Finally, the Fifth Amended Credit Agreement requires the Company to provide a rolling thirteen week cash flow forecast to the Administrative Agent, on a monthly basis, beginning with the fiscal month ended August 27, 2022 and ending with the fiscal month ending April 1, 2023.

The Company incurred approximately $0.3 million in lender fees and other issuance costs relating to the fifth amendment. Of such total, approximately $0.1 million and $0.1 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended Credit Agreement. The remaining approximate $0.1 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

Additional Disclosures

On November 21, 2022, the maturity date of the Amended Credit Agreement was extended from September 13, 2023 to December 31, 2024 as discussed in Note 19, Subsequent Events. Accordingly, the balance of borrowings outstanding on the Term Loan Facility and Revolving Credit Facility at October 1, 2022 have been classified within current and long-term liabilities on the Consolidated Balance Sheets and in the discussion below based upon the new maturity date.

Debt consisted of the following at the dates indicated:

(in thousands)	October 1, 2022	October 2, 2021
Term loans, net of deferred financing costs of $1,410 and $2,027, respectively	$150,190	$164,423
Less: Current portion of long-term debt	19,800	14,850
Long-term debt, net of current portion	$130,390	$149,573

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At October 1, 2022 and October 2, 2021, $151.6 million and $166.5 million, respectively, were outstanding on the term loans.

At October 1, 2022 and October 2, 2021, the stated interest rates on the term loans were 7.9% and 4.0%, respectively. At October 1, 2022 and October 2, 2021, the weighted-average annual effective interest rates for the term loans were 8.0% and 6.0%, respectively, which included amortization of the deferred debt issuance costs and interest payments relating to the interest rate collar, as applicable.

There were $20.0 million in borrowings outstanding on the Revolving Credit Facility at October 1, 2022. Additionally, there were $6.3 million of Letters of Credit outstanding on October 1, 2022, providing the Company the ability to borrow $73.7 million on the revolving line of credit.

Interest expense on all indebtedness for fiscal 2022, fiscal 2021 and fiscal 2020 was $14.7 million, $9.7 million, and $12.3 million, respectively.

The schedule of remaining principal maturities for the term loans is as follows at October 1, 2022:

(in thousands)
Year	Principal Payments
2023	$19,800
2024	19,800
2025	112,000
Total remaining principal payments	$151,600

9. Income Taxes

The components of income tax benefit (expense) were as follows for the fiscal years presented:

(in thousands)	2022	2021	2020
Current tax provision:
Federal	$380	$348	$(1,425)
State	—	(82)	(65)
Total current tax benefit (expense)	$380	$266	$(1,490)
Deferred tax provision:
Federal	$10,862	$604	$(715)
State	209	321	686
Total deferred tax benefit (expense)	11,071	925	(29)
Income tax benefit (expense)	$11,451	$1,191	$(1,519)

At October 1, 2022, the Company had $9.5 million in state tax credit carryforwards and $0.5 million federal tax credit carryforwards. The Company maintains a partial valuation allowance on the state tax credit carryforwards. Of this balance, the Company estimates approximately $6.3 million of state tax credit carryforwards will expire unused between 2025 and 2032.

At October 1, 2022, the Company had $37.1 million in state net operating loss ("NOL") carryforwards and $28.4 million Federal NOL carryforwards. Of this balance, the Company estimates approximately $10.9 million of state NOL carryforwards will expire unused between 2028 and 2033.

The effective tax rates for fiscal 2022, fiscal 2021 and fiscal 2020 were 21.6%, 60.2% and 14.5%, respectively.

The effective tax rate for fiscal 2022 differed from the statutory Federal income tax rate of 21.0%. The increase in the effective tax rate to 21.6% was primarily due to the impacts of state taxes on the Federal rate. This increase was partially offset by an increase in the valuation allowance.

The effective tax rate for fiscal 2021 differed from the statutory Federal income tax rate of 21%. There were several items that increased the effective tax rate to 60.2%, including the impacts of tax credits, return to accrual adjustments, and state taxes on the Federal rate. These increases were partially offset by a change in uncertain tax positions.

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

A reconciliation between the reported income tax benefit (expense) and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2022	2021	2020
Federal tax benefit (expense) at statutory rate	$11,141	$415	$(2,203)
Increase (reduction) in income tax benefit resulting from:
State taxes, net	2,240	552	1,508
Change in uncertain tax positions	395	(635)	—
Share-based compensation	(513)	(135)	188
Permanent items	(31)	(20)	(33)
Valuation allowance	(2,050)	—	(977)
Tax credits	285	450	390
Return to accrual adjustments	(212)	476	(260)
Investor tax on non-consolidated affiliate income	231	(28)	(185)
Other	(35)	116	53
Income tax benefit (expense)	$11,451	$1,191	$(1,519)

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

(in thousands)	2022	2021	2020
Balance, beginning of year	$370	$—	$—
Additions for tax positions of prior years	—	370	—
Lapses of applicable statute of limitations	(260)	—	—
Balance, end of year	$110	$370	$—

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were accrued interest and penalties of $0.1 million at October 1, 2022 and $0.3 million at October 2, 2021.

The Company is subject to taxation mostly in the U.S. and various state jurisdictions. At October 1, 2022, tax years prior to 2018 are generally no longer subject to examination by Federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands)	October 1, 2022	October 2, 2021
Deferred tax liabilities
Property, plant and equipment	$(9,899)	$(10,475)
Other intangible assets	(11,539)	(12,060)
Investor tax on non-consolidated affiliate income	(461)	(692)
Other assets	(127)	(105)
Total deferred tax liabilities	$(22,026)	$(23,332)
Deferred tax assets
NOL carryforward	$7,928	$1,126
Accrued expenses	5,335	6,941
Compensation	5,139	6,691
Interest limitation carryforward	5,098	1,071
Inventories	3,972	760
Unearned income	3,046	3,488
Tax credits	7,918	7,448
Total deferred tax assets	$38,436	$27,525
Less: valuation allowance	(5,503)	(3,453)
Deferred tax assets less valuation allowance	$32,933	$24,072
Net deferred tax assets	$10,907	$740

10. Guarantees, Commitments and Contingencies

Litigation

At October 1, 2022, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore, management believes that the resolution of environmental matters will not have a material adverse effect on the Company’s financial statements.

Our environmental liability using a discount rate of 7.1%, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.1 million and $0.2 million at October 1, 2022 and October 2, 2021, respectively. The estimated remaining undiscounted payments at October 1, 2022 are as follows:

(in thousands)
Year	Future Payments
2023	$88
2024	9
2025	9
2026	9
2027	9
Total remaining principal payments	$124
Future expenditures may exceed the amounts accrued and estimated.

Lease Commitments
We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 1.2 years to 5.2 years with the option to extend leases for up to 0.3 years.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Years Ended
Lease cost	Classification	2022	2021
Operating leases	Selling, general and administrative expenses	$1,399	$1,149
Finance leases
Amortization of lease assets	Cost of goods sold	1,157	1,497
Interest on lease liabilities	Interest expense	171	241
Short-term leases (1)	Cost of goods sold or selling, general and administrative expenses	995	487
Total lease cost		$3,722	$3,374

(1) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Classification depends on the purpose of the underlying lease.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	October 1, 2022	October 2, 2021
Assets
Operating	Property, plant and equipment	$5,487	$5,152
Finance (1)	Finance lease right-of-use	1,736	5,486
Total lease assets		$7,223	$10,638

Liabilities
Current
Operating	Other current liabilities	$2,150	$1,158
Finance	Finance lease obligations	566	1,327
Long-term
Operating	Other liabilities	4,578	5,529
Finance	Finance lease obligations	1,574	4,538
Total lease liabilities		$8,868	$12,552

(1) Net of accumulated amortization of $1.8 million and $2.8 million, respectively.
The financing and operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	October 1, 2022
Fiscal Years Ended	Operating	Finance	Total
2023	$2,436	$631	$3,067
2024	1,697	631	2,328
2025	1,456	994	2,450
2026	1,097	—	1,097
2027	587	—	587
Thereafter	98	—	98
Total future minimum lease payments	7,371	2,256	9,627
Less: imputed interest	643	116	759
Total lease liabilities	$6,728	$2,140	$8,868

Lease terms and discount rates are presented in the following table:

	October 1, 2022
	Operating	Finance
Weighted average remaining lease term	3.8 years	2.4 years
Weighted average discount rate	5.1%	3.3%

Supplemental cash flow information is presented in the following table:

	Fiscal Years Ended
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$1,572	$1,394
Operating cash flows - finance leases	171	241
Financing cash flows - finance leases	1,132	1,294
Right-of-use assets exchanged for lease liabilities
Operating leases	$1,424	$62

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments is expected to be as follows:

(in thousands)
Fiscal Years Ended	Amount
2023	$63,562
Total purchase commitments	$63,562

11. Segment Information

We manage our business in two operating segments: (i) the Bus segment, which includes the manufacture and assembly of buses to be sold to a variety of customers across the U.S., Canada, and in certain limited international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers. Management evaluates the segments based primarily upon revenues and gross profit, which are reflected in the tables below for the periods presented:

Net sales

(in thousands)	2022	2021	2020
Bus (1)	$723,505	$625,198	$822,616
Parts (1)	77,132	58,797	56,605
Segment net sales	$800,637	$683,995	$879,221

(1) Parts segment revenue includes $3.9 million, $3.8 million, and $4.1 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

(in thousands)	2022	2021	2020
Bus	$5,065	$50,394	$76,059
Parts	31,481	21,747	20,141
Segment gross profit	$36,546	$72,141	$96,200

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands)	2022	2021	2020
Segment gross profit	$36,546	$72,141	$96,200
Adjustments:
Selling, general and administrative expenses	(77,246)	(65,619)	(74,206)
Interest expense	(14,675)	(9,682)	(12,252)
Interest income	9	4	11
Other income, net	2,947	1,776	738
Loss on debt modification	(632)	(598)	—
(Loss) income before income taxes	$(53,051)	$(1,978)	$10,491

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2022	2021	2020
United States	$726,227	$601,751	795,207
Canada	69,683	75,644	79,442
Rest of world	4,727	6,600	4,572
Total net sales	$800,637	$683,995	879,221

12. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2022	2021	2020
Diesel buses	$276,395	$291,203	$397,567
Alternative powered buses (1)	407,599	300,706	381,555
Other (2)	41,858	34,875	45,191
Parts	74,785	57,211	54,908
Net sales	$800,637	$683,995	$879,221

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG"), or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

13. Stockholders’ Equity (Deficit)

Sale of Common Stock

On December 15, 2021, the Company issued and sold through a private placement an aggregate 4,687,500 shares of its common stock at $16.00 per share (“Private Placement”) to Coliseum Capital Partners and Blackwell Partners LLC (collectively, “Coliseum”), with net proceeds of $74.8 million. Subsequent to the sale, Coliseum owns an approximate 15% equity interest in the Company. In connection with the purchase of the shares, Coliseum receives customary registration rights and the Company added Adam Gray of Coliseum as a Class II director. The Company used the net proceeds from the Private Placement to repay outstanding revolving borrowings as required by the terms of the Credit Agreement, which increased the available borrowing capacity of the Revolving Credit Facility that could be used for working capital and other general corporate purposes, including acquisitions, investments in technologies or businesses, operating expenses and capital expenditures.

14. (Loss) Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2022	2021	2020
Numerator:
Net (loss) income	$(45,759)	$(289)	$12,185

Basic (loss) earnings per share:
Weighted average common shares outstanding	31,020,399	27,139,054	26,850,999
Basic (loss) earnings per share	$(1.48)	$(0.01)	$0.45

Diluted (loss) earnings per share (1):
Weighted average common shares outstanding	31,020,399	27,139,054	26,850,999
Weighted average dilutive securities, restricted stock	—	—	188,791
Weighted average dilutive securities, stock options	—	—	46,765
Weighted average shares and dilutive potential common shares	31,020,399	27,139,054	27,086,555
Diluted (loss) earnings per share	$(1.48)	$(0.01)	$0.45

(1) Potentially dilutive securities representing 0.5 million and 0.9 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2022 and fiscal 2021, respectively, as their effect would have been anti-dilutive.

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

New shares of the Company's common stock are issued upon stock option exercises, or at the time of vesting for restricted stock. We have granted performance awards as part of our overall compensation plans. The vesting of these awards is primarily based upon the attainment of certain performance metrics established under our annual Management Incentive Plan ("MIP"), with the Compensation Committee of the Board of Directors maintaining final discretion over vesting amounts. Stock-based payments to employees, including grants of stock options, restricted stock and restricted stock units ("RSU"), are recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted average expected term of the options. For fiscal 2020, the volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility because we did not have a sufficient trading history as a stand-alone public company. Because we do not have sufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under U.S. GAAP, which is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on its common stock. Restricted stock and RSUs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. We expense any award with graded-vesting features using a straight-line attribution method and account for forfeitures in recording share-based compensation expense as they occur.

Restricted Stock Awards

The following table summarizes the Company's restricted stock and RSU activity for the fiscal year presented:

	2022
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	248,845	$18.50
Granted	188,711	17.45
Vested	(214,926)	23.73
Forfeited	(65,313)	17.78
Balance, end of year	157,317	17.35

The weighted-average grant date fair value of restricted stock awards granted in fiscal 2021 and fiscal 2020 was $18.50 and $18.64, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $2.6 million, $3.9 million, and $2.7 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively, with associated tax benefits of $0.7 million, $1.0 million, and $0.7 million, respectively. At October 1, 2022, unrecognized compensation cost related to restricted stock awards totaled $1.0 million and is expected to be recognized over a weighted-average period of 0.5 years.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2022
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	626,167	$17.93
Granted	169,465	19.37
Exercised (1)	(15,586)	18.28
Expired	(57,580)	17.76
Forfeited	(205,879)	17.86
Outstanding options, end of year (2)	516,587	$18.07
Fully vested and exercisable options, end of year (3)	372,120	$17.70

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling less than $0.1 million.
(2) Stock options outstanding at the end of the fiscal year had $(5.0) million intrinsic value.
(3) Fully vested and exercisable options at the end of the fiscal year had $(3.5) million intrinsic value.

The total aggregate intrinsic value of stock options exercised during fiscal 2021 and fiscal 2020 was $1.1 million and $4.3 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.9 million, $1.9 million, and $1.4 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively, with associated tax benefits of $0.2 million, $0.5 million, and $0.4 million, respectively. At October 1, 2022, unrecognized compensation cost related to stock option awards totaled $0.4 million and is expected to be recognized over a weighted-average period of 1.2 years.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2022	2021	2020
Expected volatility	46%	41%	32%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.30%	0.49%	1.61%
Expected term (in years)	4.5 - 6.0	2.7 - 6.0	4.5 - 6.0
Weighted-average grant-date fair value	$7.04	$6.58	$6.91

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

The Company made no contributions to the Defined Benefit Plan during fiscal 2022 and made $4.9 million contributions in fiscal 2021. For fiscal 2022 and fiscal 2021, benefits paid were $8.6 million and $7.3 million, respectively. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $122.6 million and $160.1 million at October 1, 2022 and October 2, 2021, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands)	2022	2021
Projected benefit obligation balance, beginning of year	$160,088	$169,741
Interest cost	4,368	4,227
Actuarial gain (1)	(33,293)	(6,627)
Benefits paid	(8,592)	(7,253)
Projected benefit obligations balance, end of year	$122,571	$160,088

(1) Includes assumption changes resulting from (i) changes in the utilized discount rate to value the future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2022	2021
Fair value of plan assets, beginning of year	$137,337	$122,482
Actual return on plan assets	(22,198)	17,188
Employer contribution	—	4,920
Benefits paid	(8,592)	(7,253)
Fair value of plan assets, end of year	$106,547	$137,337

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	October 1, 2022	October 2, 2021
Benefit obligation	$122,571	$160,088
Fair value of plan assets	106,547	137,337
Funded status	(16,024)	(22,751)
Net pension liability recognized	$(16,024)	$(22,751)
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During fiscal 2022 and fiscal 2021, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2022.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
October 1, 2022
Assets:
Equity securities	$—	$50,590	$—	$50,590
Debt securities	—	55,957	—	55,957
Total assets at fair value	$—	$106,547	$—	$106,547

October 2, 2021
Assets:
Equity securities	$—	$87,827	$—	$87,827
Debt securities	—	49,510	—	49,510
Total assets at fair value	$—	$137,337	$—	$137,337

The following table represents net periodic benefit (income) expense and changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, before tax effect, for the fiscal years presented:

(in thousands)	2022	2021	2020
Interest cost	$4,368	$4,227	$4,947
Expected return on plan assets	(8,491)	(7,777)	(7,384)
Amortization of net loss	1,163	1,861	1,720
Net periodic benefit income	$(2,960)	$(1,689)	$(717)
Net (gain) loss	$(2,605)	$(16,038)	$4,671
Amortization of net loss	(1,163)	(1,861)	(1,720)
Total recognized in other comprehensive (income) loss	$(3,768)	$(17,899)	$2,951
Total recognized in net periodic pension benefit income and other comprehensive (income) loss	$(6,728)	$(19,588)	$2,234

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

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	October 1, 2022	October 2, 2021
Discount rate	5.10%	2.80%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	October 1, 2022	October 2, 2021
Discount rate	2.80%	2.55%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated are as follows:

	October 1, 2022	October 2, 2021
Equity securities	47%	64%
Debt securities	53%	36%
Total securities	100%	100%

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

The Company expects to make no contributions to its Defined Benefit Plan in fiscal 2023 in accordance with required IRS minimums. The following benefit payments are expected to be paid out of the Company's pension assets to the plan participants in the fiscal years indicated:

(in thousands)	Expected Payments
2023	$8,566
2024	8,730
2025	8,869
2026	8,963
2027	8,987
2028 - 2032	44,331
Total expected future benefit payments	$88,446

Defined Contribution Plan

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During fiscal 2022, fiscal 2021 and fiscal 2020, the Company offered a 50% match on the first 6% of the employee’s contributions. However, due to the impacts of COVID-19 and subsequent supply chain constraints, the Company temporarily paused this match from October 2020 through July 2021 and again from August 2022 through the end of fiscal 2022. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $1.6 million, $0.5 million and $2.2 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for fiscal 2022, fiscal 2021, and fiscal 2020, was $13.6 million, $13.8 million, and $14.9 million, respectively.

Employee Compensation Plans

The MIP compensates certain key salaried management employees and is derived based upon the "Adjusted EBITDA" (earnings before interest, taxes, depreciation, and amortization, as adjusted) and "Free Cash Flow" metrics. There were no MIP bonus liabilities included in accrued expenses on the Consolidated Balance Sheets at October 1, 2022 or October 2, 2021.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird, utilizing the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received. At October 1, 2022 and October 2, 2021, the carrying value of the Company's investment was $10.7 million and $14.8 million, respectively. During fiscal 2022 and fiscal 2021, Micro Bird did not pay any dividends to the venture partners.

In recognizing the Company’s 50% portion of Micro Bird net income or loss, the Company recorded $(4.2) million, $0.5 million, and $3.2 million in equity in net (loss) income of non-consolidated affiliate for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

18. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss (“AOCL”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Total AOCL
Balance, September 28, 2019	$(56,154)	$(56,154)
Other comprehensive loss, gross	(4,671)	(4,671)
Amounts reclassified and included in earnings	1,720	1,720
Total before taxes	(2,951)	(2,951)
Income taxes	708	708
Balance, October 3, 2020	$(58,397)	$(58,397)
Other comprehensive income, gross	16,038	16,038
Amounts reclassified and included in earnings	1,861	1,861
Total before taxes	17,899	17,899
Income taxes	(4,296)	(4,296)
Balance, October 2, 2021	$(44,794)	$(44,794)
Other comprehensive income, gross	2,605	2,605
Amounts reclassified and included in earnings	1,163	1,163
Total before taxes	3,768	3,768
Income taxes	(904)	(904)
Balance, October 1, 2022	$(41,930)	$(41,930)

19. Subsequent Events

Sixth Amendment to the Credit Agreement

On November 21, 2022, the Company executed a sixth amendment to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement, Third Amended Credit Agreement, Fourth Amended Credit Agreement and Fifth Amended Credit Agreement ("Sixth Amended Credit Agreement"). The Sixth Amended Credit Agreement, among other things, extends the maturity date for both the Term Loan Facility and Revolving Credit Facility from September 13, 2023 to December 31, 2024. The total Revolving Credit Facility commitment is reduced to an aggregate principal amount of $90.0 million, of which $80.0 million is available for Borrower to draw, with the remaining $10.0 million subject to written approval from the lenders, which, once obtained, will be irrevocable. There was no change in the Term Loan Facility commitment; however, the Sixth Amended Credit Agreement requires principal repayments approximating $5.0 million on a quarterly basis through September 30, 2024, with the remaining balance due upon maturity. There were $151.6 million of term loan borrowings outstanding on the sixth amendment effective date.

The Sixth Amended Credit Agreement also provides for temporary amendments to certain financial performance covenants during the Amended Limited Availability Period, which will terminate on the date on which the Company’s TNLR for the two fiscal quarters most recently ended is each less than 4.00x and no default or event of default has occurred and is continuing. However, the Amended Limited Available Period can re-occur upon a default or event of default or if the TNLR for the immediately preceding fiscal quarter is equal to or greater than 4.00x.

The minimum consolidated EBITDA that the Company is required to maintain during the Amended Limited Availability Period is updated as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending July 1, 2023	$50.0
Fiscal quarter ending September 30, 2023	$60.0

For purposes of complying with the above minimum consolidated EBITDA covenant, the Company’s consolidated EBITDA for the (i) two fiscal quarter period ending July 1, 2023 is multiplied by 2 and (ii) three fiscal quarter period ending September 30, 2023 is multiplied by 4/3.

The minimum liquidity (in the form of undrawn availability under the Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company is required to maintain at the end of each fiscal month during the Amended Limited Availability Period is amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Sixth amendment effective date through December 30, 2023	$30.0

Additionally, the Units Covenant is amended for Units to be calculated at the end of each applicable fiscal month on a cumulative basis, with the minimum cumulative threshold that the Company is required to maintain during the Amended Limited Availability Period amended as set forth in the table below. The Units Covenant is triggered only if the Company’s liquidity for the most-recently ended fiscal month is less than $50.0 million during the Amended Limited Availability Period:

Period	Minimum Units Manufactured
Period from October 2, 2022 and ending October 29, 2022	450
Period from October 2, 2022 and ending November 26, 2022	900
Period from October 2, 2022 and ending December 31, 2022	1,400
Period from October 2, 2022 and ending January 28, 2023	1,900
Period from October 2, 2022 and ending February 25, 2023	2,400
Period from October 2, 2022 and ending April 1, 2023	3,000

The Company is not required to comply with a maximum TNLR financial maintenance covenant for any fiscal quarters from the sixth amendment effective date through September 30, 2023, with the maximum threshold amended thereafter as follows:

Period	Maximum Total Net Leverage Ratio
Fiscal Quarter ending December 30, 2023 through the fiscal quarter ending March 30, 2024	4.00:1.00
Fiscal quarter ending June 29, 2024 and thereafter	3.50:1.00

The pricing grid in the Amended Credit Agreement, which is based on the TNLR, is applicable to both term loan and revolving borrowings and is determined in accordance with the amended pricing matrix set forth below:

Level	Total Net Leverage Ratio	ABR Loans	SOFR Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than or equal to 3.50x and less than 4.00x	2.00%	3.00%
VII	Greater than or equal to 4.00x and less than 4.50x	2.75%	3.75%
VIII	Greater than or equal to 4.50x and less than 5.00x	3.75%	4.75%
IX	Greater than 5.00x	4.75%	5.75%

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and will be adjusted, as applicable, for the fiscal quarter ending December 31, 2022 and subsequently in accordance with the amended pricing grid set forth above.

Finally, the Company is required to deliver to the administrative agent, on a quarterly basis, a projected consolidated balance sheet and consolidated statements of projected operations and cash flows for the next four fiscal quarter period.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of October 1, 2022 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of October 1, 2022.

Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting as of October 1, 2022, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2023. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Election of Directors,” “Information Concerning Management,” “Corporate Governance and Board Matters,” and "Delinquent Section 16(a) Reports" contained in the Proxy Statement.

Item 11. Executive Compensation

The information responsive to this item is incorporated by reference from the section entitled “Director and Executive Compensation” and related sections "Compensation Discussion and Analysis," "Fiscal 2022 Director Compensation," and "Named Executive Officer Compensation" contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement. Also see the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Report, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters - Director Independence” and “Certain Relationships and Related Transactions” contained in the Proxy Statement.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 1, 2022 and October 2, 2021

Consolidated Statements of Operations for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020

Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020

Consolidated Statements of Stockholders' (Deficit) Equity for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020

Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2022, October 2, 2021 and October 3, 2020

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules.

Financial Statement Schedule II - Valuation and Qualifying Accounts

All other schedules are not required under the related instructions or are not applicable.

(3)   Exhibits. See paragraph (b) below.

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

4.6    Fourth Amendment to Credit Agreement, dated as of November 24, 2021, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank, and Regions Bank, as Co-Syndication Agent, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 29, 2021).

4.7*    Fifth Amendment and Limited Waiver to Credit Agreement, dated as of September 2, 2022, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank and Truist Bank, each an Issuing Bank, and certain other financial institutions from time to time party thereto.

4.8*    Description of the registrant's securities.

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

10.13†    Severance Agreement, dated as of July 1, 2008, between School Bus Holdings Inc. and Paul Yousif (incorporated by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K/A filed by the registrant on April 23, 2015).

10.14†    Form of Restricted Stock Unit Grant Agreement for directors under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A filed by the registrant on August 18, 2015).

10.15    Credit Agreement dated as of December 12, 2016 by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries and affiliates and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent, and the other lenders party thereto, together with certain exhibits (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 15, 2016).

10.16    First Amendment to Credit Agreement, dated as of September 13, 2018, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on September 13, 2018).

10.17    Second Amendment to Credit Agreement, dated as of May 7, 2020, by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2020).

10.18    Third Amendment to Credit Agreement, dated as of December 4, 2020, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 9, 2020).

10.19    Fourth Amendment to Credit Agreement, dated as of November 24, 2021, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank, and Regions Bank, as Co-Syndication Agent, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 29, 2021).

10.20*    Fifth Amendment and Limited Waiver to Credit Agreement, dated as of September 2, 2022, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth

Third Bank and Truist Bank, each an Issuing Bank, and certain other financial institutions from time to time party thereto.

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

10.25†    Offer Letter, dated as of October 1, 2021, between Blue Bird Corporation and Razvan Radulescu (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K filed by the registrant on December 15, 2021).

10.28†    Severance Agreement, dated as of October 1, 2021, between Blue Bird Corporation and Razvan Radulescu (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K filed by the registrant on December 15, 2021).

10.29    Subscription Agreement dated December 15, 2021, by and among Blue Bird Corporation, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 16, 2021).

10.30    Amendment and Joinder to Registration Rights Agreement, entered into as of December 15, 2021, by and among the Company, ASP BB Holdings LLC (as Transferee of The Traxis Group B.V.), Coliseum Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 16, 2021).

10.31    Indemnification Agreement, dated December 15, 2021, by and between Blue Bird Corporation and Adam Gray (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on December 16, 2021).

10.32†    First Amendment to Consulting Agreement, dated June 6, 2022, between Philip Horlock and Blue Bird Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on June 8, 2022).

10.33†*    Offer Letter, dated as of April 18, 2022, between Blue Bird Corporation and Ted Scartz.

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

101*    The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Stockholders' (Deficit) Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.

(c)   Not applicable.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
October 3, 2020	$100	$—	$—	$100
October 2, 2021	100	—	—	100
October 1, 2022	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
October 3, 2020	$2,476	$999	$(22)	$3,453
October 2, 2021	3,453	—	—	3,453
October 1, 2022	3,453	2,050	—	5,503

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Bird Corporation

Dated:	December 12, 2022	By:	/s/ Matthew Stevenson
Matthew Stevenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Matthew Stevenson	President, Chief Executive Officer and Director
Matthew Stevenson	(Principal Executive Officer)	December 12, 2022

/s/ Razvan Radulescu	Chief Financial Officer
Razvan Radulescu	(Principal Financial and Accounting Officer)	December 12, 2022

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 12, 2022

/s/ Chan Galbato
Chan Galbato	Director	December 12, 2022

/s/ Adam Gray
Adam Gray	Director	December 12, 2022

/s/ Douglas Grimm
Douglas Grimm	Director	December 12, 2022

/s/ Philip Horlock
Philip Horlock	Director	December 12, 2022

/s/ Kevin Penn
Kevin Penn	Director	December 12, 2022

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	December 12, 2022

/s/ Kathleen M. Shaw, PH.D.
Kathleen M. Shaw, PH.D.	Director	December 12, 2022

/s/ Jared Sperling
Jared Sperling	Director	December 12, 2022