Form 10-Q
period 2022-12-31
Blue Bird Corp
filed 2023-02-08
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

At February 2, 2023, 32,032,067 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	December 31, 2022	October 1, 2022
Assets
Current assets
Cash and cash equivalents	$5,664	$10,479
Accounts receivable, net	9,125	12,534
Inventories	129,120	142,977
Other current assets	14,048	8,486
Total current assets	$157,957	$174,476
Restricted cash	$236	$—
Property, plant and equipment, net	99,110	100,608
Goodwill	18,825	18,825
Intangible assets, net	46,931	47,433
Equity investment in affiliate	10,727	10,659
Deferred tax assets	13,892	10,907
Finance lease right-of-use assets	1,560	1,736
Other assets	2,367	1,482
Total assets	$351,605	$366,126
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$124,789	$107,937
Warranty	6,525	6,685
Accrued expenses	18,713	16,386
Deferred warranty income	7,238	7,205
Finance lease obligations	571	566
Other current liabilities	6,681	6,195
Current portion of long-term debt	19,800	19,800
Total current liabilities	$184,317	$164,774
Long-term liabilities
Revolving credit facility	$5,000	$20,000
Long-term debt	124,341	130,390
Warranty	9,055	9,285
Deferred warranty income	12,052	11,590
Deferred tax liabilities	72	—
Finance lease obligations	1,428	1,574
Other liabilities	8,633	11,107
Pension	15,903	16,024
Total long-term liabilities	$176,484	$199,970
Guarantees, commitments and contingencies (Note 6)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at December 31, 2022 and October 1, 2022	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,032,067 and 32,024,911 shares outstanding at December 31, 2022 and October 1, 2022, respectively	3	3
Additional paid-in capital	173,592	173,103
Accumulated deficit	(90,806)	(79,512)
Accumulated other comprehensive loss	(41,703)	(41,930)
Treasury stock, at cost, 1,782,568 shares at December 31, 2022 and October 1, 2022	(50,282)	(50,282)
Total stockholders' (deficit) equity	$(9,196)	$1,382
Total liabilities and stockholders' (deficit) equity	$351,605	$366,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	December 31, 2022	January 1, 2022
Net sales	$235,732	$129,223
Cost of goods sold	228,275	113,026
Gross profit	$7,457	$16,197
Operating expenses
Selling, general and administrative expenses	16,832	18,233
Operating loss	$(9,375)	$(2,036)
Interest expense	(4,196)	(3,082)
Other (expense) income, net	(236)	736
Loss on debt modification	(537)	(561)
Loss before income taxes	$(14,344)	$(4,943)
Income tax benefit	2,981	1,762
Equity in net income (loss) of non-consolidated affiliate	69	(901)
Net loss	$(11,294)	$(4,082)

Loss per share:
Basic weighted average shares outstanding	32,026,311	28,118,450
Diluted weighted average shares outstanding	32,026,311	28,118,450
Basic loss per share	$(0.35)	$(0.15)
Diluted loss per share	$(0.35)	$(0.15)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Net loss	$(11,294)	$(4,082)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	227	221
Total other comprehensive income	$227	$221
Comprehensive loss	$(11,067)	$(3,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Cash flows from operating activities
Net loss	$(11,294)	$(4,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,361	3,288
Non-cash interest expense	417	1,143
Share-based compensation expense	589	1,673
Equity in net (income) loss of non-consolidated affiliate	(69)	901
Loss on disposal of fixed assets	—	9
Deferred income tax benefit	(2,986)	(1,704)
Amortization of deferred actuarial pension losses	299	291
Loss on debt modification	537	561
Changes in assets and liabilities:
Accounts receivable	3,409	3,827
Inventories	13,857	(16,747)
Other assets	(5,227)	(2,554)
Accounts payable	16,572	(11,115)
Accrued expenses, pension and other liabilities	461	(8,568)
Total adjustments	$31,220	$(28,995)
Total cash provided by (used in) operating activities	$19,926	$(33,077)
Cash flows from investing activities
Cash paid for fixed assets	$(1,146)	$(1,570)
Total cash used in investing activities	$(1,146)	$(1,570)
Cash flows from financing activities
Revolving credit facility borrowings	$5,000	$35,000
Revolving credit facility repayments	(20,000)	(75,000)
Term loan repayments	(4,950)	(3,713)
Principal payments on finance leases	(141)	(328)
Cash paid for debt costs	(3,211)	(2,468)
Sale of common stock	—	75,000
Repurchase of common stock in connection with stock award exercises	(57)	(1,484)
Total cash (used in) provided by financing activities	$(23,359)	$27,007
Change in cash, cash equivalents, and restricted cash	(4,579)	(7,640)
Cash, cash equivalents, and restricted cash at beginning of period	10,479	11,709
Cash, cash equivalents, and restricted cash at end of period	$5,900	$4,069

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$3,170	$3,648
Income tax (received) paid, net of tax refunds	(90)	—
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$672	$469
Accrue debt modification costs	61	—
Accrue common stock issuance costs	—	178
Right-of-use assets obtained in exchange for operating lease obligations	199	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	7,156	—	(57)	—	—	—	—	—	—	(57)
Share-based compensation expense	—	—	546	—	—	—	—	—	—	546
Net loss	—	—	—	—	—	—	(11,294)	—	—	(11,294)
Other comprehensive income, net of tax	—	—	—	—	—	227	—	—	—	227
Balance, December 31, 2022	32,032,067	$3	$173,592	—	$—	$(41,703)	$(90,806)	1,782,568	$(50,282)	$(9,196)

Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private placement	4,687,500	—	74,822	—	—	—	—	—	—	74,822
Restricted stock activity	82,505	—	(1,484)	—	—	—	—	—	—	(1,484)
Share-based compensation expense	—	—	1,642	—	—	—	—	—	—	1,642
Net loss	—	—	—	—	—	—	(4,082)	—	—	(4,082)
Other comprehensive income, net of tax	—	—	—	—	—	221	—	—	—	221
Balance, January 1, 2022	31,975,274	$3	$171,150	—	$—	$(44,573)	$(37,835)	1,782,568	$(50,282)	$38,463

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 30, 2023 ("fiscal 2023") and ended October 1, 2022 ("fiscal 2022") consist or consisted of 52 weeks. The first quarters of fiscal 2023 and fiscal 2022 both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of October 1, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes as of and for the fiscal year ended October 1, 2022 as set forth in the Company's fiscal 2022 Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 12, 2022.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on our Business

Towards the end of our second quarter of the fiscal year that ended October 3, 2020 ("fiscal 2020"), the novel coronavirus known as "COVID-19" spread throughout the world, resulting in a global pandemic. Countermeasures taken to address the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the United States of America ("U.S.") and Canada. The uncertainty of when and how schools would open materially affected demand for new buses and replacement/maintenance parts during the second half of fiscal 2020 and first half of the fiscal year that ended October 2, 2021 ("fiscal 2021"), significantly impacting our business and operations.

Demand for school buses strengthened substantially during the second half of fiscal 2021 as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during this same period of time, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages; the lack of maintenance on, and acquisition of, capital assets by suppliers during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing throughout the first quarter of fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during the first quarter of fiscal 2023. However, the higher costs charged by suppliers to procure inventory continued into the first quarter of fiscal 2023 and had a significant adverse impact on our operations and results as such costs outpaced the increases in sales prices that we charged for the buses that were sold during the quarter, all of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and 2022 that carried forward into fiscal 2023.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022, which further exacerbated global supply chain disruptions. While the Company has no assets or customers in either of these countries, this military conflict significantly impacted our financial results during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it has contributed to increased a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2022 Form 10-K, filed with the SEC on December 12, 2022. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 31, 2022.

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

ASU 2022-06 On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.

The above amendments are effective for all entities from March 12, 2020 through December 31, 2024. An entity may elect to apply the amendments to contract modifications on a (i) full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or (ii) prospective basis from any date within an interim period that includes or is subsequent to March 12, 2020 through the date that the interim financial statements are issued or available to be issued.

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

With the maturity of the interest rate collar on September 30, 2022 and execution of the Fifth Amended Credit Agreement (defined below) on September 2, 2022, which, among other things, changed one of the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date, the Company no longer has any contracts that reference LIBOR as of December 31, 2022 and has no plans to enter such contracts prior to the discontinuation of LIBOR. The change in interest rate indices from LIBOR to SOFR had virtually no impact on the first quarter of fiscal 2023 as the LIBOR interest rate on outstanding borrowings on the fifth amendment effective date remained in place through approximately the end of December 2022. Accordingly, interest was accrued utilizing SOFR for only a short period of time and the Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the condensed consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	December 31, 2022	October 1, 2022
Raw materials	$89,099	$106,070
Work in process	36,961	35,398
Finished goods	3,060	1,509
Total inventories	$129,120	$142,977

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that sum to the total of such amounts reported on the Condensed Consolidated Statements of Cash Flows:

(in thousands of dollars)	December 31, 2022	January 1, 2022
Cash and cash equivalents	$5,664	$4,069
Restricted cash	236	—
Total cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$5,900	$4,069

Amounts included in restricted cash represent those required by a contractual agreement with a financial institution to serve as collateral against outstanding balances pertaining to the Company's corporate credit card program.

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Balance at beginning of period	$15,970	$18,550
Add current period accruals	2,033	1,236
Current period reductions of accrual	(2,423)	(2,534)
Balance at end of period	$15,580	$17,252
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Balance at beginning of period	$18,795	$20,144
Add current period deferred income	2,336	939
Current period recognition of income	(1,841)	(1,995)
Balance at end of period	$19,290	$19,088

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $5.6 million of the outstanding contract liability during the remainder of fiscal 2023, $5.7 million in fiscal 2024, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 31, 2022	October 1, 2022
Current portion	$3,813	$3,996
Long-term portion	1,893	1,794
Total accrued self-insurance	$5,706	$5,790

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.3 million and $3.4 million for the quarters ended December 31, 2022 and January 1, 2022, respectively. The related cost of goods sold was $3.8 million and $3.1 million for the quarters ended December 31, 2022 and January 1, 2022, respectively.

Pension Expense

Components of net periodic pension benefit expense (income) were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Interest cost	$1,509	$1,092
Expected return on plan assets	(1,630)	(2,122)
Amortization of prior loss	299	291
Net periodic benefit expense (income)	$178	$(739)
Amortization of prior loss, recognized in other comprehensive income	(299)	(291)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$(121)	$(1,030)

4. Debt

On November 21, 2022, BBBC (as "Borrower") executed a sixth amendment to the Credit Agreement, dated as of December 12, 2016 ("Credit Agreement"); as amended by the first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement"), the second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement"), the third amendment to the Credit Agreement, dated as of December 4, 2020 (the "Third Amended Credit Agreement"); the fourth amendment to the Credit Agreement, dated as of November 24, 2021 (the "Fourth Amended Credit Agreement:); the fifth amendment and limited waiver to the Credit Agreement, dated as of September 2, 2022 (the "Fifth Amended Credit Agreement"); and as further amended by the sixth amendment (the "Sixth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Sixth Amended Credit Agreement, among other things, extends the maturity date for both the term loan and revolving credit facilities from September 13, 2023 to December 31, 2024. The total revolving credit facility commitment is reduced to an aggregate principal amount of $90.0 million, of which $80.0 million is available for Borrower to draw, with the remaining $10.0 million subject to written approval from the lenders, which, once obtained, will be irrevocable. There was no change in the term loan facility commitment; however, the Sixth Amended Credit Agreement requires principal repayments approximating $5.0 million on a quarterly basis through September 30, 2024, with the remaining balance due upon maturity. There were $151.6 million of term loan borrowings outstanding on the sixth amendment effective date.

The Sixth Amended Credit Agreement also provides for temporary amendments to certain financial performance covenants during the period from the third amendment effective date, December 4, 2020, through and including April 1, 2023 (the “Amended Limited Availability Period:), which will terminate on the date on which the Company’s Total Net Leverage Ratio ("TNLR"), defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, for the two fiscal quarters most recently ended is each less than 4.00x and no default or event of default has occurred and is continuing. However, the Amended Limited Availability Period can re-occur upon a default or event of default or if the TNLR for the immediately preceding fiscal quarter is equal to or greater than 4.00x.

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

Additionally, the financial performance covenant requiring that school bus units manufactured by the Company (“Units”) not fall below certain pre-set thresholds on a three month trailing basis (“Units Covenant”) is amended for Units to be calculated at the end of each applicable fiscal month on a cumulative basis, with the minimum cumulative threshold that the Company is required to maintain during the Amended Limited Availability Period amended as set forth in the table below. The Units Covenant is triggered only if the Company’s liquidity for the most-recently ended fiscal month is less than $50.0 million during the Amended Limited Availability Period:

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

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and will be adjusted, as applicable, for future fiscal quarter in accordance with the amended pricing grid set forth above.

Finally, the Company is required to deliver to the administrative agent, on a quarterly basis, a projected consolidated balance sheet and consolidated statements of projected operations and cash flows containing the next four fiscal quarters.

The Company incurred approximately $3.3 million in lender fees and other issuance costs relating to the sixth amendment. Of such total, approximately $1.2 million and $1.5 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Condensed Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended Credit Agreement. The remaining approximate $0.5 million was recorded to loss on debt modification on the Condensed Consolidated Statements of Operations.

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	December 31, 2022	October 1, 2022
2023 term loan, net of deferred financing costs of $2,509 and $1,410, respectively	$144,141	$150,190
Less: current portion of long-term debt	19,800	19,800
Long-term debt, net of current portion	$124,341	$130,390

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 31, 2022 and October 1, 2022, $146.7 million and $151.6 million, respectively, were outstanding on the term loans.

At December 31, 2022 and October 1, 2022, the stated interest rates on the term loans were 10.5% and 7.9%, respectively. At December 31, 2022 and October 1, 2022, the weighted-average annual effective interest rates for the term loans were 9.6% and 8.0%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At December 31, 2022, $6.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were $5.0 million in borrowings outstanding on the revolving credit facility; therefore, the Company would have been able to borrow $78.7 million on the revolving line of credit.

Interest expense on all indebtedness was $4.2 million and $3.1 million for the three months ended December 31, 2022 and January 1, 2022, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2023	$14,850
2024	19,800
2025	112,000
Total remaining principal payments	$146,650

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items that are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the annual forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily in the U.S. In periods where our pre-tax income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

Three Months

The effective tax rate for the three months ended December 31, 2022 was 20.8%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

The effective tax rate for the three months ended January 1, 2022 was 35.6%, which differed from the statutory federal income tax rate of 21%. The difference was mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At December 31, 2022, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

7. Segment Information

We manage our business in two operating segments: (i) the Bus segment, which includes the manufacturing and assembly of buses to be sold to a variety of customers across the U.S., Canada and in certain limited international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers. Management evaluates the segments based primarily upon revenues and gross profit, which are reflected in the tables below for the periods presented:

Net sales
	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Bus (1)	$213,249	$112,437
Parts (1)	22,483	16,786
Segment net sales	$235,732	$129,223

(1) Parts segment revenue includes $1.1 million and $0.8 million for the three months ended December 31, 2022 and January 1, 2022, respectively, related to inter-segment sales of parts that were eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Bus	$(3,731)	$9,642
Parts	11,188	6,555
Segment gross profit	$7,457	$16,197

The following table is a reconciliation of segment gross profit to consolidated loss before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Segment gross profit	$7,457	$16,197
Adjustments:
Selling, general and administrative expenses	(16,832)	(18,233)
Interest expense	(4,196)	(3,082)
Other (expense) income, net	(236)	736
Loss on debt modification	(537)	(561)
Loss before income taxes	$(14,344)	$(4,943)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
United States	$204,541	$100,547
Canada	30,521	26,304
Rest of world	670	2,372
Total net sales	$235,732	$129,223

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Diesel buses	$71,494	$46,033
Alternative power buses (1)	131,946	57,637
Other (2)	10,455	9,297
Parts	21,837	16,256
Net sales	$235,732	$129,223

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Loss Per Share

The following table presents the loss per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	December 31, 2022	January 1, 2022
Numerator:
Net loss	$(11,294)	$(4,082)

Denominator:
Weighted-average common shares outstanding	32,026,311	28,118,450
Weighted-average shares and dilutive potential common shares (1)	32,026,311	28,118,450

Loss per share:
Basic loss per share	$(0.35)	$(0.15)
Diluted loss per share	$(0.35)	$(0.15)

(1) Potentially dilutive securities representing 0.8 million and 0.4 million shares of common stock were excluded from the computation of diluted loss per share for the three months ending December 31, 2022 and January 1, 2022, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL
December 31, 2022
Beginning Balance	$(41,930)	$(41,930)
Amounts reclassified and included in earnings	299	299
Total before taxes	299	299
Income taxes	(72)	(72)
Ending Balance December 31, 2022	$(41,703)	$(41,703)

January 1, 2022
Beginning Balance	$(44,794)	$(44,794)
Amounts reclassified and included in earnings	291	291
Total before taxes	291	291
Income taxes	(70)	(70)
Ending Balance January 1, 2022	$(44,573)	$(44,573)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2022 and January 1, 2022 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Form 10-K, filed with the SEC on December 12, 2022. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2022 Form 10-K, filed with the SEC on December 12, 2022.

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

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications in the United States of America ("U.S."), Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane-powered, gasoline-powered, compressed natural gas ("CNG")-powered, and all-electric-powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in certain limited foreign countries.

Throughout this Report, we refer to the fiscal year ending September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as "fiscal 2022" and the fiscal year ended October 2, 2021 as “fiscal 2021.” There will be or were 52 weeks in fiscal 2023, fiscal 2022 and fiscal 2021. The first quarters of fiscal 2023 and fiscal 2022 both included 13 weeks.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on Our Business

Beginning in our second quarter of the fiscal year that ended October 3, 2020 ("fiscal 2020"), the novel coronavirus known as "COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued into the early months of calendar year 2021. Countermeasures taken to address the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal 2020.

While demand for school buses remained suppressed during the first half of fiscal 2021 as a result of the continuing impact of the COVID-19 pandemic, it strengthened substantially during the second half of the fiscal year as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages due to the ‘great resignation;’ the lack of maintenance on, and acquisition of, capital assets during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions have had a significant adverse impact our operations and results due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders primarily during the latter half of fiscal 2021 and most of fiscal 2022. Specifically, management estimates that the sale of approximately 2,000 units was deferred from fiscal 2021 into fiscal 2022 as a result of the shortage of critical components that prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during the year. Including these units, the Company's backlog exceeded 4,200 units as of October 2, 2021.

Although there were pockets of COVID-19 outbreaks in the U.S. throughout fiscal 2022, most school systems maintained partial or full in-person learning environments for the entirety of the school year. Accordingly, new bus orders during fiscal 2022 remained extremely robust, primarily due to pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning (i.e., approximately January 2020 through June 2021). This strong demand, when coupled with an already challenged global supply chain for automotive parts that continued from fiscal 2021 but that was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022 (see further discussion below) and several complete shutdowns in China as a result of widespread COVID-19 outbreaks, resulted in the Company’s order backlog continuing to grow during fiscal 2022, exceeding 5,000 units as of October 1, 2022 (only minimal sales orders were canceled during the fiscal year as a result of continued delays in our production process).

Shortages of key components during the second half of fiscal 2021 and most of fiscal 2022 hindered the Company's ability to complete the production of buses to fulfill sales orders, which had a significant, adverse impact on the Company's revenues during these periods. The Company has also experienced significant increased purchase costs for many of its raw materials as a result of supply chain disruptions over these same periods and continuing into the first quarter of fiscal 2023 that have negatively impacted the gross profit it recognized on sales. In response, beginning in July 2021 and continuing throughout fiscal 2022, the Company announced a number of sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Additionally, during fiscal 2022, the Company began including price escalation provisions when bidding on contracts so that it can consider economic fluctuations between the bid date and the contract date to determine whether increased costs should be passed along to customers. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they are expected to have a positive impact on sales and gross profit during the remainder of fiscal 2023 as the Company fulfills sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that are taken during fiscal 2023, both of which contained, or will contain, most or all of the cumulative sales prices increases that have been announced since July 2021.

New bus orders during the first quarter of fiscal 2023 remained extremely robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses during the latter half of fiscal 2021 and most of fiscal 2022. Accordingly, the Company's backlog remained in excess of 5,000 units as of December 31, 2022 despite it selling almost 2,000 units during the first quarter of fiscal 2023 that were included in the backlog that existed as of October 1, 2022.

In general, management believes that supply chain disruptions could continue in future periods and could materially impact our results if we are unable to i) produce during quarters having higher sales volumes and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include another temporary halt in production.

The COVID-19 pandemic and subsequent supply chain constraints have resulted, and could to continue to result, in significant economic disruption and have adversely affected our business. They could continue to adversely impact our business for the remainder of fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of any future COVID-19 outbreaks and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any demand reductions, production and supply chain disruptions, and related financial impacts on our business cannot be estimated at this time.

The impacts from the COVID-19 pandemic and subsequent supply chain constraints on the Company's business and operations during the second half of fiscal 2020 and continuing through the first quarter of fiscal 2023 negatively affected our revenues, gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to maintain normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production during the remainder of fiscal 2023 and beyond. See PART I, Item 1.A. "Risk Factors," of our 2022 Form 10-K, filed with the SEC on December 12, 2022, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic and subsequent supply chain constraints.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results during fiscal 2022 and continuing into the first quarter of fiscal 2023, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant increase in the price of steel from $1,057 per ton the third week of February 2022 to as high as $1,492 per ton the third week of April 2022 before finally decreasing to an average of $1,078 per ton the last two weeks of June and continuing to decline to $791 and $664 per ton the last weeks in September and December 2022, respectively (source: sheet prices published by the CRU Index every Wednesday that provide price benchmarking in North America for U.S. Midwest Domestic Hot-Rolled Coil Steel). While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased one quarter in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel increased the price that they charge the Company to acquire such inventory, primarily on a lagged basis, during the latter half of fiscal 2022 and continuing into the first quarter of fiscal 2023. These inventory costs impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, which increased from $4.055 per gallon the week ending February 21, 2022 to as high as $5.810 per gallon the week ending June 20, 2022, before decreasing slightly throughout the remainder of our fiscal 2022 to $4.889 per gallon the week ending September 26, 2022 and fluctuating within a range from $5.341 and $4.537 per gallon during our first quarter of fiscal 2023 (source: U.S Energy Information Administration - Weekly U.S. No 2 Diesel Retail Prices). These increases have significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires. Additionally, such increases are generally implemented with very little lag so that they impact the purchase cost of inventory and cash flows on an almost real-time basis.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict has increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of fiscal 2022 and continuing into the first quarter of fiscal 2023. Because peace negotiations do not appear to be productive and because Russia has announced its intention to continue military operations in Ukraine in the immediate term, we currently believe that this matter will continue to adversely impact our business for the remainder of fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2022 Form 10-K, filed with the SEC on December 12, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 31, 2022.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and, more recently, Russia's invasion of Ukraine, have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022 and continuing into the first quarter of fiscal 2023. In response, the Company announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they are expected to have a positive impact on sales and gross profit during the remainder of fiscal 2023 as the Company fulfills sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that are taken during fiscal 2023, both of which contained, or will contain, most or all of the cumulative sales prices increases that have been announced since July 2021.

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
•Other expense/income, net. This balance includes periodic pension expense or income as well as gains or losses on foreign currency, if any. Other immaterial amounts not associated with operating expenses may also be included in this balance.
•Equity in net income or loss of non-consolidated affiliate. We include in this line item our 50% share of net income or loss from our investment in Micro Bird Holdings, Inc., our unconsolidated Canadian joint venture.

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The condensed consolidated financial statements included in this Report in Item 1. "Financial Statements (Unaudited)" are prepared in conformity with U.S. GAAP. This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA;” “Adjusted EBITDA Margin;” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement (defined below) that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio ("TNLR"), as and when applicable, which is also utilized in determining the interest rate we pay on borrowings under our Amended Credit Agreement (defined below). Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

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

Consolidated Results of Operations for the Three Months Ended December 31, 2022 and January 1, 2022:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Net sales	$235,732	$129,223
Cost of goods sold	228,275	113,026
Gross profit	$7,457	$16,197
Operating expenses
Selling, general and administrative expenses	16,832	18,233
Operating loss	$(9,375)	$(2,036)
Interest expense	(4,196)	(3,082)
Other (expense) income, net	(236)	736
Loss on debt modification	(537)	(561)
Loss before income taxes	$(14,344)	$(4,943)
Income tax benefit	2,981	1,762
Equity in net income (loss) of non-consolidated affiliate	69	(901)
Net loss	$(11,294)	$(4,082)
Other financial data:
Adjusted EBITDA	$(4,245)	$3,599
Adjusted EBITDA margin	(1.8)%	2.8%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	December 31, 2022	January 1, 2022
Bus	$213,249	$112,437
Parts	22,483	16,786
Total	$235,732	$129,223

Gross (Loss) Profit by Segment
Bus	$(3,731)	$9,642
Parts	11,188	6,555
Total	$7,457	$16,197

Net sales. Net sales were $235.7 million for the first quarter of fiscal 2023, an increase of $106.5 million, or 82.4%, compared to $129.2 million for the first quarter of fiscal 2022. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs. Significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout fiscal 2022. However, by the end of the first quarter of fiscal 2023, supply chain constraints began to improve slightly, allowing for increased production relative to the first quarter of fiscal 2022.

Bus sales increased $100.8 million, or 89.7%, reflecting a 70.3% increase in units booked and a 11.4% increase in average sales price per unit. In the first quarter of fiscal 2023, 1,957 units were booked compared to 1,149 units booked for the same period in fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in the first quarter of fiscal 2022. The 11.4% increase in unit price for the first quarter of fiscal 2023 compared to the same period in fiscal 2022 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $5.7 million, or 33.9%, for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. This increase is primarily attributed to pricing actions taken by management to offset increases in purchased parts costs and increased inventory availability as supply chain constraints began to improve slightly during the first quarter of fiscal 2023 relative to the first quarter of fiscal 2022.

Cost of goods sold. Total cost of goods sold was $228.3 million for the first quarter of fiscal 2023, an increase of $115.2 million, or 102.0%, compared to $113.0 million for the first quarter of fiscal 2022. As a percentage of net sales, total cost of goods sold increased from 87.5% to 96.8%.

Bus segment cost of goods sold increased $114.2 million, or 111.1%, for the first quarter of fiscal 2023 compared to the same period in fiscal 2022. The increase was primarily driven by the 70.3% increase in units booked, in the first quarter of fiscal 2023 compared to the same period in fiscal 2022. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the first quarter of fiscal 2023 was 23.9% higher compared to the first quarter of fiscal 2022, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components and freight.

The $1.1 million, or 10.4%, increase in parts segment cost of goods sold for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily due to the increase in sales volume noted above, increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating loss. Operating loss was $9.4 million for the first quarter of fiscal 2023, an increase of $7.3 million, compared to operating loss of $2.0 million for the first quarter of fiscal 2022. Profitability was negatively impacted by a decrease of $8.7 million in gross profit as outlined in the revenue and cost of goods sold discussions. Specifically, the ongoing increases in manufacturing costs, when coupled with the fact that the Company produced and sold the oldest units in the backlog existing at the end of fiscal 2022, many of which had pricing from as early as fiscal 2021, resulted in the bus segment reporting gross loss of $3.7 million during the first quarter of fiscal 2023. The decrease in total gross profit was partially offset by a decrease of $1.4 million in selling, general and administrative expenses, primarily due to a decrease in share-based compensation expense as a result of the accelerated vesting of all outstanding stock awards for two of the Company's former executives in connection with their retirements during the first quarter of fiscal 2022, without comparable expense in the first quarter fiscal 2023. Additionally, selling, general and administrative expenses during the first quarter of fiscal 2023 benefited from actions taken by management to reduce labor costs and certain discretionary spending to mitigate the significant adverse impact of ongoing supply chain constraints on the Company's operations and results.

Interest expense. Interest expense was $4.2 million for the first quarter of fiscal 2023, an increase of $1.1 million, or 36.1%, compared to $3.1 million for the first quarter of fiscal 2022. The increase was primarily attributable to an increase in the stated term loan interest rate from 6.0% at January 1, 2022 to 10.5% at December 31, 2022.

Income taxes. We recorded income tax benefit of $3.0 million and $1.8 million for the first quarters of fiscal 2023 and fiscal 2022, respectively.

The effective tax rate for the three months ended December 31, 2022 was 20.8%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

The effective tax rate for the three months ended January 1, 2022 was 35.6%, which differed from the statutory federal income tax rate of 21%. The difference was mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which was partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $(4.2) million, or (1.8)% of net sales, for the first quarter of fiscal 2023, a decrease of $7.8 million, or 217.9%, compared to $3.6 million, or 2.8% of net sales, for the first quarter of fiscal 2022. The decrease in Adjusted EBITDA primarily results from the $7.2 million increase in net loss, as a result of the factors discussed above.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Net loss	$(11,294)	$(4,082)
Adjustments:
Interest expense, net (1)	4,289	3,157
Income tax benefit	(2,981)	(1,762)
Depreciation, amortization, and disposals (2)	3,815	3,523
Operational transformation initiatives	800	1
Share-based compensation	589	1,673
Product redesign initiatives	—	253
Restructuring and other charges	—	246
Costs directly attributed to the COVID-19 pandemic (3)	—	29
Loss on debt modification	537	561
Adjusted EBITDA	$(4,245)	$3,599
Adjusted EBITDA margin (percentage of net sales)	(1.8)%	2.8%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.4 million and $0.2 million for the three months ended December 31, 2022 and January 1, 2022, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(3) Primarily represents costs incurred for third party cleaning services and personal protective equipment for our employees in response to the COVID-19 pandemic.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At December 31, 2022, the Company had $5.7 million of available cash (net of outstanding checks) and $78.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Sixth Amendment to the Credit Agreement

On November 21, 2022, BBBC (as "Borrower") executed a sixth amendment to the Credit Agreement, dated as of December 12, 2016 ("Credit Agreement"); as amended by the first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement"), the second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement"), the third amendment to the Credit Agreement, dated as of December 4, 2020 (the "Third Amended Credit Agreement"); the fourth amendment to the Credit Agreement, dated as of November 24, 2021 (the "Fourth Amended Credit Agreement:); the fifth amendment and limited waiver to the Credit Agreement, dated as of September 2, 2022 (the "Fifth Amended Credit Agreement"); and as further amended by the sixth amendment (the "Sixth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Sixth Amended Credit Agreement, among other things, extends the maturity date for both the term loan and revolving credit facilities from September 13, 2023 to December 31, 2024. The total revolving credit facility commitment is reduced to an aggregate principal amount of $90.0 million, of which $80.0 million is available for Borrower to draw, with the remaining $10.0 million subject to written approval from the lenders, which, once obtained, will be irrevocable. There was no change in the term loan facility commitment; however, the Sixth Amended Credit Agreement requires principal repayments approximating $5.0 million on a quarterly basis through September 30, 2024, with the remaining balance due upon maturity. There were $151.6 million of term loan borrowings outstanding on the sixth amendment effective date.

The Sixth Amended Credit Agreement also provides for temporary amendments to certain financial performance covenants during the period from the third amendment effective date, December 4, 2020, through and including April 1, 2023 (the “Amended Limited Availability Period:), which will terminate on the date on which the Company’s TNLR, defined as the ratio of (a) consolidated net debt to (b) consolidated EBITDA, for the two fiscal quarters most recently ended is each less than 4.00x and no default or event of default has occurred and is continuing. However, the Amended Limited Availability Period can re-occur upon a default or event of default or if the TNLR for the immediately preceding fiscal quarter is equal to or greater than 4.00x.

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

Additionally, the financial performance covenant requiring that school bus units manufactured by the Company (“Units”) not fall below certain pre-set thresholds on a three month trailing basis (“Units Covenant”) is amended for Units to be calculated at the end of each applicable fiscal month on a cumulative basis, with the minimum cumulative threshold that the Company is required to maintain during the Amended Limited Availability Period amended as set forth in the table below. The Units Covenant is triggered only if the Company’s liquidity for the most-recently ended fiscal month is less than $50.0 million during the Amended Limited Availability Period:

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

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and will be adjusted, as applicable, for future fiscal quarter in accordance with the amended pricing grid set forth above.

Finally, the Company is required to deliver to the administrative agent, on a quarterly basis, a projected consolidated balance sheet and consolidated statements of projected operations and cash flows containing the next four fiscal quarters.

Detailed descriptions of the Credit Agreement as well as the First, Second, Third, Fourth, and Fifth Amended Credit Agreements are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, filed with the SEC on December 12, 2022.

At December 31, 2022, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions, which were further exacerbated by Russia's invasion of Ukraine in February 2022, materially impacted our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing throughout the first quarter of fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during the first quarter of fiscal 2023. However, the higher costs charged by suppliers to procure inventory continued into the first quarter of fiscal 2023 and had a significant adverse impact on our operations and results as such costs outpaced the increases in sales prices that we charged for the buses that were sold during the quarter, all of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and 2022 that carried forward into fiscal 2023. The development and fluidity of ongoing or future supply chain constraints preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our 2022 Form 10-K, filed with the SEC on December 12, 2022, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic and subsequent supply chain constraints.

Future COVID-19 outbreaks and/or continuing supply chain constraints could cause a more severe contraction in our profits and/or liquidity which could lead to issues complying with our Amended Credit Agreement covenants. Our primary financial covenants are (i) minimum consolidated EBITDA, which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform, at the end of each fiscal quarter for the trailing four fiscal quarter period most recently then ended for fiscal 2022 and at the end of the third and fourth fiscal quarters of fiscal 2023 calculated on an annualized basis; (ii) for fiscal 2022 through December 30, 2023, minimum liquidity at the end of each fiscal month; (iii) when applicable during fiscal 2022 through April 1, 2023, minimum school bus units manufactured calculated on a three month trailing basis at the end of each fiscal month for fiscal 2022 and on a cumulative basis at the end of each fiscal month for the first and second fiscal quarters of fiscal 2023; and (iv) beginning in the fiscal year ending September 28, 2024 ("fiscal 2024") and thereafter, TNLR at the end of each fiscal quarter. If we are not able to comply with such covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We cannot assure our investors that we would be successful in amending or refinancing the existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up-front expenses not included in our historical financial statements.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Cash and cash equivalents at beginning of period	$10,479	$11,709
Total cash provided by (used in) operating activities	19,926	(33,077)
Total cash used in investing activities	(1,146)	(1,570)
Total cash (used in) provided by financing activities	(23,359)	27,007
Change in cash and cash equivalents	$(4,579)	$(7,640)
Cash and cash equivalents at end of period	$5,900	$4,069

Total cash provided by (used in) operating activities

Cash flows provided by operating activities totaled $19.9 million for the three months ended December 31, 2022, an increase of $53.0 million from the $33.1 million of cash flows used in operating activities during the three months ended January 1, 2022. The increase was primarily due to $30.6 million, $27.7 million, and $9.0 million increases in cash provided by favorable changes in inventory, accounts payable, and accrued expenses, pension and other liabilities, respectively. At the end of fiscal 2022 and during the first quarter of fiscal 2023, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which, when coupled with increased production and sales volumes during the first quarter of fiscal 2023, resulted in a significant increase in the accounts payable balance (a net source of cash) when compared with a significant decrease in the accounts payable balance at the end of the first quarter of fiscal 2022 (a net use of cash). Additionally, we became more efficient at managing supply chain disruptions, and thus building and selling buses, during the latter months of fiscal 2022 and continuing into the first quarter of fiscal 2023 when compared with the first quarter of fiscal 2022. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant decrease in the inventory balance at the end of the first quarter of fiscal 2023 (a net source of cash) when compared with a significant increase in the inventory balance at the end of the corresponding period of fiscal 2022 (a net use of cash).

These favorable changes were partially offset by several unfavorable changes including a $7.2 million increase in net loss, a $1.1 million decrease in share-based compensation, and a $2.7 million decrease in cash provided by changes in other assets.

Total cash used in investing activities

Cash flows used in investing activities totaled $1.1 million for the three months ended December 31, 2022, as compared to $1.6 million for the three months ended January 1, 2022. The $0.4 million decrease was primarily due to a reduction in spending on fixed assets to mitigate the ongoing impact of supply chain constraints on our operations, financial results and cash flows.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $23.4 million for the three months ended December 31, 2022, as compared to $27.0 million of cash flows provided by financing activities for the three months ended January 1, 2022. The $50.4 million decrease between fiscal periods was primarily attributable to $75.0 million of proceeds received from the issuance and sale of common stock in a private placement transaction during the first quarter of fiscal 2022 with no similar activity in the corresponding period of fiscal 2023. This cash inflow was partially offset by a net $25.0 million decrease (i.e., repayments) in revolving credit facility borrowings in the three months ended December 31, 2022 compared to the three months ended January 1, 2022.

Free cash flow

Management believes the non-GAAP measurement of Free Cash Flow, defined as net cash provided by (used in) operating activities less cash paid for fixed assets and acquired intangible assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Financial Measures We Use to Evaluate Our Performance” for further discussion. The following table sets forth the calculation of Free Cash Flow for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 31, 2022	January 1, 2022
Net cash provided by (used in) operating activities	$19,926	$(33,077)
Cash paid for fixed assets	(1,146)	(1,570)
Free Cash Flow	$18,780	$(34,647)

Free Cash Flow for the three months ended December 31, 2022 was $53.4 million higher than the three months ended January 1, 2022, due to a $53.0 million increase in cash provided by (used in) operating activities, as well as a decrease of $0.4 million in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.3 million at December 31, 2022, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to our interest rate, commodity or currency risks previously disclosed in Part II, Item 7A of the Company’s 2022 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's 2022 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially adversely affect our business, financial condition, cash flows or operating results. The risks described in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or operating results.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.	Description
3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2
Bylaws of Blue Bird Corporation, as amended, effective February 2, 2023 (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K, filed by the registrant with the SEC on February 3, 2023).

10.1
Sixth Amendment to Credit Agreement, dated as of November 21, 2022, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 28, 2022).

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

Blue Bird Corporation

Dated:	February 8, 2023	/s/ Matthew Stevenson
Matthew Stevenson
Chief Executive Officer

Dated:	February 8, 2023	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer