Form 10-Q
period 2023-04-01
Blue Bird Corp
filed 2023-05-11
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

At May 8, 2023, 32,036,149 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	April 1, 2023	October 1, 2022
Assets
Current assets
Cash and cash equivalents	$17,773	$10,479
Accounts receivable, net	13,635	12,534
Inventories	129,161	142,977
Other current assets	11,478	8,486
Total current assets	$172,047	$174,476
Restricted cash	$238	$—
Property, plant and equipment, net	98,506	100,608
Goodwill	18,825	18,825
Intangible assets, net	46,428	47,433
Equity investment in affiliate	12,325	10,659
Deferred tax assets	12,507	10,907
Finance lease right-of-use assets	1,385	1,736
Other assets	2,088	1,482
Total assets	$364,349	$366,126
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$136,622	$107,937
Warranty	6,597	6,685
Accrued expenses	21,748	16,386
Deferred warranty income	7,404	7,205
Finance lease obligations	576	566
Other current liabilities	5,620	6,195
Current portion of long-term debt	19,800	19,800
Total current liabilities	$198,367	$164,774
Long-term liabilities
Revolving credit facility	$—	$20,000
Long-term debt	119,752	130,390
Warranty	8,957	9,285
Deferred warranty income	12,677	11,590
Deferred tax liabilities	143	—
Finance lease obligations	1,283	1,574
Other liabilities	8,506	11,107
Pension	15,782	16,024
Total long-term liabilities	$167,100	$199,970
Guarantees, commitments and contingencies (Note 6)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at April 1, 2023 and October 1, 2022	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,036,149 and 32,024,911 shares outstanding at April 1, 2023 and October 1, 2022, respectively	3	3
Additional paid-in capital	174,313	173,103
Accumulated deficit	(83,676)	(79,512)
Accumulated other comprehensive loss	(41,476)	(41,930)
Treasury stock, at cost, 1,782,568 shares at April 1, 2023 and October 1, 2022	(50,282)	(50,282)
Total stockholders' (deficit) equity	$(1,118)	$1,382
Total liabilities and stockholders' (deficit) equity	$364,349	$366,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$299,814	$207,659	$535,546	$336,882
Cost of goods sold	264,165	204,502	492,440	317,528
Gross profit	$35,649	$3,157	$43,106	$19,354
Operating expenses
Selling, general and administrative expenses	23,205	19,858	40,037	38,091
Operating profit (loss)	$12,444	$(16,701)	$3,069	$(18,737)
Interest expense	(5,192)	(2,491)	(9,388)	(5,573)
Interest income	12	—	12	—
Other (expense) income, net	(342)	744	(578)	1,480
Loss on debt modification	—	—	(537)	(561)
Income (loss) before income taxes	$6,922	$(18,448)	$(7,422)	$(23,391)
Income tax (expense) benefit	(1,389)	7,415	1,592	9,177
Equity in net income (loss) of non-consolidated affiliate	1,597	(1,114)	1,666	(2,015)
Net income (loss)	$7,130	$(12,147)	$(4,164)	$(16,229)

Earnings (loss) per share:
Basic weighted average shares outstanding	32,033,709	31,981,073	32,029,999	30,039,240
Diluted weighted average shares outstanding	32,322,163	31,981,073	32,029,999	30,039,240
Basic earnings (loss) per share	$0.22	$(0.38)	$(0.13)	$(0.54)
Diluted earnings (loss) per share	$0.22	$(0.38)	$(0.13)	$(0.54)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income (loss)	$7,130	$(12,147)	$(4,164)	$(16,229)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	227	221	454	442
Total other comprehensive income	$227	$221	$454	$442
Comprehensive income (loss)	$7,357	$(11,926)	$(3,710)	$(15,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net loss	$(4,164)	$(16,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,068	6,678
Non-cash interest expense	777	2,509
Share-based compensation expense	1,288	2,486
Equity in net (income) loss of non-consolidated affiliate	(1,666)	2,015
Loss on disposal of fixed assets	11	12
Impairment of fixed assets	—	1,354
Deferred income tax benefit	(1,600)	(9,127)
Amortization of deferred actuarial pension losses	598	581
Loss on debt modification	537	561
Changes in assets and liabilities:
Accounts receivable	(1,101)	(1,236)
Inventories	13,816	(30,469)
Other assets	(2,380)	(3,072)
Accounts payable	28,116	38,883
Accrued expenses, pension and other liabilities	3,416	(6,356)
Total adjustments	$48,880	$4,819
Total cash provided by (used in) operating activities	$44,716	$(11,410)
Cash flows from investing activities
Cash paid for fixed assets	$(3,740)	$(3,478)
Total cash used in investing activities	$(3,740)	$(3,478)
Cash flows from financing activities
Revolving credit facility borrowings	$35,000	$55,000
Revolving credit facility repayments	(55,000)	(100,000)
Term loan repayments	(9,900)	(7,425)
Principal payments on finance leases	(281)	(659)
Cash paid for debt costs	(3,272)	(2,468)
Sale of common stock	—	75,000
Cash paid for common stock issuance costs	—	(202)
Repurchase of common stock in connection with stock award exercises	(57)	(1,503)
Cash received from stock option exercises	66	303
Total cash (used in) provided by financing activities	$(33,444)	$18,046
Change in cash, cash equivalents, and restricted cash	7,532	3,158
Cash, cash equivalents, and restricted cash at beginning of period	10,479	11,709
Cash, cash equivalents, and restricted cash at end of period	$18,011	$14,867

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$8,125	$6,940
Income tax (received) paid, net of tax refunds	(52)	18
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$1,019	$1,119
Accrue common stock issuance costs	—	178
Right-of-use assets obtained in exchange for operating lease obligations	199	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, December 31, 2022	32,032,067	$3	$173,592	—	$—	$(41,703)	$(90,806)	1,782,568	$(50,282)	$(9,196)
Stock option activity	4,082	—	66	—	—	—	—	—	—	66
Share-based compensation expense	—	—	655	—	—	—	—	—	—	655
Net income	—	—	—	—	—	—	7,130	—	—	7,130
Other comprehensive income, net of tax	—	—	—	—	—	227	—	—	—	227
Balance, April 1, 2023	32,036,149	$3	$174,313	—	$—	$(41,476)	$(83,676)	1,782,568	$(50,282)	$(1,118)

Balance, January 1, 2022	31,975,274	$3	$171,150	—	$—	$(44,573)	$(37,835)	1,782,568	$(50,282)	$38,463
Private placement stock issuance costs	—	—	(24)	—	—	—	—	—	—	(24)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	781	—	—	—	—	—	—	781
Net loss	—	—	—	—	—	—	(12,147)	—	—	(12,147)
Other comprehensive income, net of tax	—	—	—	—	—	221	—	—	—	221
Balance, April 2, 2022	31,990,860	$3	$172,191	—	$—	$(44,352)	$(49,982)	1,782,568	$(50,282)	$27,578

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	7,156	—	(57)	—	—	—	—	—	—	(57)
Stock option activity	4,082	—	66	—	—	—	—	—	—	66
Share-based compensation expense	—	—	1,201	—	—	—	—	—	—	1,201
Net loss	—	—	—	—	—	—	(4,164)	—	—	(4,164)
Other comprehensive income, net of tax	—	—	—	—	—	454	—	—	—	454
Balance, April 1, 2023	32,036,149	$3	$174,313	—	$—	$(41,476)	$(83,676)	1,782,568	$(50,282)	$(1,118)

Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private placement	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	82,505	—	(1,484)	—	—	—	—	—	—	(1,484)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	2,423	—	—	—	—	—	—	2,423
Net loss	—	—	—	—	—	—	(16,229)	—	—	(16,229)
Other comprehensive income, net of tax	—	—	—	—	—	442	—	—	—	442
Balance, April 2, 2022	31,990,860	$3	$172,191	—	$—	$(44,352)	$(49,982)	1,782,568	$(50,282)	$27,578

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 8 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 30, 2023 ("fiscal 2023") and ended October 1, 2022 ("fiscal 2022") consist or consisted of 52 weeks. The second quarters of fiscal 2023 and fiscal 2022 both included 13 weeks. The six month periods in fiscal 2023 and 2022 both included 26 weeks.

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

Demand for school buses strengthened substantially during the second half of fiscal 2021 as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during this same period of time, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages; the lack of maintenance on, and acquisition of, capital assets by suppliers during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing into fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during the first half of fiscal 2023. However, the higher costs charged by suppliers to procure inventory continued into the first half of fiscal 2023 and had a significant adverse impact on our operations and results. Specifically, such cost increases outpaced the increases in sales prices that we charged for the buses that were sold during the first quarter of fiscal 2023, many of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and the early months of fiscal 2022 that carried forward into fiscal 2023. During the second quarter of fiscal 2023, the buses that were sold were generally included in the backlog of fixed price sales orders originating more recently (i.e., the latter months of fiscal 2022 and in fiscal 2023), with the cumulative increases in sales prices we charged for those buses generally outpacing the higher costs we paid to procure inventory, resulting in gross profit during the quarter. However, the gross margin on bus sales during the second quarter of fiscal 2023 still lags the historical gross margin reported prior to the COVID-19 pandemic.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022, which further exacerbated global supply chain disruptions. While the Company has no assets or customers in either of these countries, this military conflict significantly impacted our financial results during the second half of fiscal 2022 and continuing into the first half of fiscal 2023, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it has contributed to increased a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during the second half of fiscal 2022 and continuing into the first half of fiscal 2023.

Significant uncertainty exists concerning the magnitude and duration of the the pandemic and subsequent supply chain constraints and accordingly, precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2022 Form 10-K, filed with the SEC on December 12, 2022. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended April 1, 2023.

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

With the maturity of the interest rate collar on September 30, 2022 and execution of the Fifth Amended Credit Agreement (defined below) on September 2, 2022, which, among other things, changed one of the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date, the Company no longer has any contracts that reference LIBOR and has no plans to enter such contracts prior to the discontinuation of LIBOR. The change in interest rate indices from LIBOR to SOFR occurred at the end of December 2022 when the LIBOR interest rate on outstanding borrowings on the fifth amendment effective date matured. At that time, the Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the condensed consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	April 1, 2023	October 1, 2022
Raw materials	$94,589	$106,070
Work in process	29,479	35,398
Finished goods	5,093	1,509
Total inventories	$129,161	$142,977

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the applicable Condensed Consolidated Balance Sheets that sum to the total of such amounts reported on the Condensed Consolidated Statements of Cash Flows:

(in thousands of dollars)	April 1, 2023	April 2, 2022
Cash and cash equivalents	$17,773	$14,867
Restricted cash	238	—
Total cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$18,011	$14,867

Amounts included in restricted cash represent those required by a contractual agreement with a financial institution to serve as collateral against outstanding balances pertaining to the Company's corporate credit card program.

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Balance at beginning of period	$15,580	$17,252	$15,970	$18,550
Add current period accruals	2,432	2,051	4,465	3,287
Current period reductions of accrual	(2,458)	(2,318)	(4,881)	(4,852)
Balance at end of period	$15,554	$16,985	$15,554	$16,985
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Balance at beginning of period	$19,290	$19,088	$18,795	$20,144
Add current period deferred income	2,756	1,421	5,092	2,360
Current period recognition of income	(1,965)	(2,095)	(3,806)	(4,090)
Balance at end of period	$20,081	$18,414	$20,081	$18,414

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $3.9 million of the outstanding contract liability during the remainder of fiscal 2023, $6.3 million in fiscal 2024, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	April 1, 2023	October 1, 2022
Current portion	$3,585	$3,996
Long-term portion	1,751	1,794
Total accrued self-insurance	$5,336	$5,790

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.2 million and $3.5 million for the three months ended April 1, 2023 and April 2, 2022, respectively, and $8.5 million and $6.9 million for the six months ended April 1, 2023 and April 2, 2022, respectively. The related cost of goods sold was $3.9 million and $3.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively, and $7.7 million and $6.2 million for the six months ended April 1, 2023 and April 2, 2022, respectively.

Pension Expense

Components of net periodic pension benefit expense (income) were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Interest cost	$1,509	$1,092	$3,018	$2,184
Expected return on plan assets	(1,630)	(2,122)	(3,260)	(4,244)
Amortization of prior loss	299	291	598	582
Net periodic benefit expense (income)	$178	$(739)	$356	$(1,478)
Amortization of prior loss, recognized in other comprehensive income	(299)	(291)	(598)	(582)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$(121)	$(1,030)	$(242)	$(2,060)

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

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and will be adjusted, as applicable, for future fiscal quarters in accordance with the amended pricing grid set forth above.

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

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	April 1, 2023	October 1, 2022
2023 term loan, net of deferred financing costs of $2,148 and $1,410, respectively	$139,552	$150,190
Less: current portion of long-term debt	19,800	19,800
Long-term debt, net of current portion	$119,752	$130,390

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At April 1, 2023 and October 1, 2022, $141.7 million and $151.6 million, respectively, were outstanding on the term loans.

At April 1, 2023 and October 1, 2022, the stated interest rates on the term loans were 10.5% and 7.9%, respectively. At April 1, 2023 and October 1, 2022, the weighted-average annual effective interest rates for the term loans were 11.6% and 8.0%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At April 1, 2023, $6.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no in borrowings outstanding on the revolving credit facility; therefore, the Company would have been able to borrow $83.7 million on the revolving line of credit.

Interest expense on all indebtedness was $5.2 million and $2.5 million for the three months ended April 1, 2023 and April 2, 2022, respectively, and $9.4 million and $5.6 million for the six months ended April 1, 2023 and April 2, 2022, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2023	$9,900
2024	19,800
2025	112,000
Total remaining principal payments	$141,700

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

Three Months

The effective tax rate for the three months ended April 1, 2023 was 20.1%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

The effective tax rate for the three months ended April 2, 2022 was 40.2%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which were partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

Six Months

The effective tax rate for the six months ended April 1, 2023 was 21.4%, which aligned with the statutory federal tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the period.

The effective tax rate for the six months ended April 2, 2022 was 39.2% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which were partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At April 1, 2023, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Bus (1)	$273,472	$188,484	$486,721	$300,921
Parts (1)	26,342	19,175	48,825	35,961
Segment net sales	$299,814	$207,659	$535,546	$336,882

(1) Parts segment revenue includes $1.3 million and $1.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively, and $2.4 million and $1.9 million for the six months ended April 1, 2023 and April 2, 2022, respectively, related to the inter-segment sale of parts that was eliminated by the Bus segment upon consolidation.

Gross profit (loss)
	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Bus	$23,099	$(3,984)	$19,368	$5,658
Parts	12,550	7,141	23,738	13,696
Segment gross profit	$35,649	$3,157	$43,106	$19,354

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Segment gross profit	$35,649	$3,157	$43,106	$19,354
Adjustments:
Selling, general and administrative expenses	(23,205)	(19,858)	(40,037)	(38,091)
Interest expense	(5,192)	(2,491)	(9,388)	(5,573)
Interest income	12	—	12	—
Other (expense) income, net	(342)	744	(578)	1,480
Loss on debt modification	—	—	(537)	(561)
Income (loss) before income taxes	$6,922	$(18,448)	$(7,422)	$(23,391)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
United States	$264,281	$194,245	$468,822	$294,792
Canada	32,234	12,193	62,755	38,497
Rest of world	3,299	1,221	3,969	3,593
Total net sales	$299,814	$207,659	$535,546	$336,882

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Diesel buses	$89,795	$96,281	$161,289	$142,314
Alternative power buses (1)	171,269	82,733	303,215	140,370
Other (2)	13,040	10,071	23,495	19,368
Parts	25,710	18,574	47,547	34,830
Net sales	$299,814	$207,659	$535,546	$336,882

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings (Loss) Per Share

The following table presents the earnings (loss) per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator:
Net income (loss)	$7,130	$(12,147)	$(4,164)	$(16,229)

Denominator:
Weighted-average common shares outstanding	32,033,709	31,981,073	32,029,999	30,039,240
Weighted-average dilutive securities, restricted stock	270,156	—	—	—
Weighted-average dilutive securities, stock options	18,298	—	—	—
Weighted-average shares and dilutive potential common shares (1)	32,322,163	31,981,073	32,029,999	30,039,240

Earnings (loss) per share:
Basic earnings (loss) per share	$0.22	$(0.38)	$(0.13)	$(0.54)
Diluted earnings (loss) per share	$0.22	$(0.38)	$(0.13)	$(0.54)

(1) Potentially dilutive securities representing 0.4 million and 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ending April 1, 2023 and April 2, 2022, respectively, and potentially dilutive securities representing 0.7 million and 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for the six months ending April 1, 2023 and April 2, 2022, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
April 1, 2023
Beginning Balance	$(41,703)	$(41,703)	$(41,930)	$(41,930)
Amounts reclassified and included in earnings	299	299	598	598
Total before taxes	299	299	598	598
Income taxes	(72)	(72)	(144)	(144)
Ending Balance April 1, 2023	$(41,476)	$(41,476)	$(41,476)	$(41,476)

April 2, 2022
Beginning Balance	$(44,573)	$(44,573)	$(44,794)	$(44,794)
Amounts reclassified and included in earnings	291	291	582	582
Total before taxes	291	291	582	582
Income taxes	(70)	(70)	(140)	(140)
Ending Balance April 2, 2022	$(44,352)	$(44,352)	$(44,352)	$(44,352)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended April 1, 2023 and April 2, 2022 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Throughout this Report, we refer to the fiscal year ending September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as "fiscal 2022" and the fiscal year ended October 2, 2021 as “fiscal 2021.” There will be or were 52 weeks in fiscal 2023, fiscal 2022 and fiscal 2021. The second quarters of fiscal 2023 and fiscal 2022 both included 13 weeks. The six month periods in fiscal 2023 and 2022 both included 26 weeks.

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

Shortages of key components during the second half of fiscal 2021 and most of fiscal 2022 hindered the Company's ability to complete the production of buses to fulfill sales orders, which had a significant, adverse impact on the Company's revenues during these periods. The Company has also experienced significant increased purchase costs for many of its raw materials as a result of supply chain disruptions over these same periods and continuing into fiscal 2023 that have negatively impacted the gross profit it recognized on sales. In response, beginning in July 2021 and continuing throughout fiscal 2022, the Company announced a number of sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Additionally, during fiscal 2022, the Company began including price escalation provisions when bidding on contracts so that it can consider economic fluctuations between the bid date and the contract date to determine whether increased costs should be passed along to customers. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they had a positive impact on sales and gross profit during the second quarter of fiscal 2023, which is expected to continue for the remainder of fiscal 2023, as the Company fulfills sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that are taken during fiscal 2023, both of which contained, or will contain, most or all of the cumulative sales prices increases that have been announced since July 2021.

New bus orders during the first half of fiscal 2023 remained extremely robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses during the latter half of fiscal 2021 and most of fiscal 2022. Accordingly, the Company's backlog remained in excess of 5,700 units as of April 1, 2023 despite it selling over 4,200 units during the first half of fiscal 2023, most of which were included in the backlog that existed as of October 1, 2022.

In general, management believes that supply chain disruptions could continue in future periods and could materially impact our results if we are unable to i) obtain parts and supplies in sufficient quantities to meet our production needs and/or ii) pass along rising costs to our customers. Additionally, although we have not experienced any pervasive COVID-19 illnesses to date, if we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production.

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

The impacts from the COVID-19 pandemic and subsequent supply chain constraints on the Company's business and operations during the second half of fiscal 2020 and continuing through the first half of fiscal 2023 negatively affected our revenues, gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to maintain normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production during the remainder of fiscal 2023 and beyond. See PART I, Item 1.A. "Risk Factors," of our 2022 Form 10-K, filed with the SEC on December 12, 2022, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic and subsequent supply chain constraints.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results during fiscal 2022 and continuing into fiscal 2023, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant increase in the price of steel from $1,057 per ton the third week of February 2022 to as high as $1,492 per ton the third week of April 2022 before finally decreasing to an average of $1,078 per ton the last two weeks of June and continuing to decline to $791 per ton the last week in September 2022. During fiscal 2023, the decrease in the price of steel continued during the first quarter to $664 per ton the last week in December 2022 but began to increase significantly during the second quarter to $1,152 per ton the last week in March 2023 and continuing into April 2023 (source for all per ton prices: sheet prices published by the CRU Index every Wednesday that provide price benchmarking in North America for U.S. Midwest Domestic Hot-Rolled Coil Steel). While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased up to six months in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel increased the price that they charge the Company to acquire such inventory, primarily on a lagged basis, during the latter half of fiscal 2022 and continuing into the first half of fiscal 2023. These inventory costs impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, which increased from $4.055 per gallon the week ending February 21, 2022 to as high as $5.810 per gallon the week ending June 20, 2022, before decreasing slightly throughout the remainder of our fiscal 2022 to $4.889 per gallon the week ending September 26, 2022 and fluctuating within a range from $5.341 and $4.128 per gallon during the first half of fiscal 2023 (source: U.S Energy Information Administration - Weekly U.S. No 2 Diesel Retail Prices). These increases have significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires. Additionally, such increases are generally implemented with very little lag so that they impact the purchase cost of inventory and cash flows on an almost real-time basis.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict has increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of fiscal 2022 and continuing into the first half of fiscal 2023. Because peace negotiations do not appear to be productive and because Russia has announced its intention to continue military operations in Ukraine in the immediate term, we currently believe that this matter will continue to adversely impact our business for the remainder of fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

Labor Union Representation Petition

In April 2023, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC ("USW") filed a petition with the National Labor Relations Board ("NLRB") seeking a representation election for the Company's full-time and regular part-time production, maintenance, quality control, and warehouse employees at the Company's Fort Valley and Macon (warehouse) facilities, with certain exceptions. The election is expected to be held in mid-May 2023.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2022 Form 10-K, filed with the SEC on December 12, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended April 1, 2023.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and, more recently, Russia's invasion of Ukraine, have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022 and continuing into the first half of fiscal 2023. In response, the Company announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they had a positive impact on sales and gross profit during the second quarter of fiscal 2023, which is expected to continue for the remainder of fiscal 2023, as the Company fulfills sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that are taken during fiscal 2023, both of which contained, or will contain, most or all of the cumulative sales prices increases that have been announced since July 2021.

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

Consolidated Results of Operations for the Three Months Ended April 1, 2023 and April 2, 2022:

	Three Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Net sales	$299,814	$207,659
Cost of goods sold	264,165	204,502
Gross profit	$35,649	$3,157
Operating expenses
Selling, general and administrative expenses	23,205	19,858
Operating profit (loss)	$12,444	$(16,701)
Interest expense	(5,192)	(2,491)
Interest income	12	—
Other (expense) income, net	(342)	744
Income (loss) before income taxes	$6,922	$(18,448)
Income tax (expense) benefit	(1,389)	7,415
Equity in net income (loss) of non-consolidated affiliate	1,597	(1,114)
Net income (loss)	$7,130	$(12,147)
Other financial data:
Adjusted EBITDA	$19,841	$(10,690)
Adjusted EBITDA margin	6.6%	(5.1)%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	April 1, 2023	April 2, 2022
Bus	$273,472	$188,484
Parts	26,342	19,175
Total	$299,814	$207,659

Gross Profit by Segment
Bus	$23,099	$(3,984)
Parts	12,550	7,141
Total	$35,649	$3,157

Net sales. Net sales were $299.8 million for the second quarter of fiscal 2023, an increase of $92.2 million, or 44.4%, compared to $207.7 million for the second quarter of fiscal 2022. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs. Significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout fiscal 2022. However, during the first half of fiscal 2023, supply chain constraints began to improve slightly, allowing for increased production during the second quarter of fiscal 2023 relative to the second quarter of fiscal 2022.

Bus sales increased $85.0 million, or 45.1%, reflecting a 19.3% increase in units booked and a 21.6% increase in average sales price per unit. In the second quarter of fiscal 2023, 2,304 units were booked compared to 1,931 units booked for the same period in fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in the second quarter of fiscal 2022. The 21.6% increase in unit price for the second quarter of fiscal 2023 compared to the same period in fiscal 2022 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $7.2 million, or 37.4%, for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. This increase is primarily attributed to pricing actions taken by management to offset increases in purchased parts costs and increased inventory availability as supply chain constraints began to improve slightly during the second quarter of fiscal 2023 relative to the second quarter of fiscal 2022.

Cost of goods sold. Total cost of goods sold was $264.2 million for the second quarter of fiscal 2023, an increase of $59.7 million, or 29.2%, compared to $204.5 million for the second quarter of fiscal 2022. As a percentage of net sales, total cost of goods sold improved from 98.5% to 88.1%.

Bus segment cost of goods sold increased $57.9 million, or 30.1%, for the second quarter of fiscal 2023 compared to the same period in fiscal 2022. The increase was primarily driven by the 19.3% increase in units booked, in the second quarter of fiscal 2023 compared to the same period in fiscal 2022. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the second quarter of fiscal 2023 was 9.0% higher compared to the second quarter of fiscal 2022, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components and freight.

The $1.8 million, or 14.6%, increase in parts segment cost of goods sold for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit (loss). Operating profit was $12.4 million for the second quarter of fiscal 2023, an increase of $29.1 million, compared to operating loss of $16.7 million for the second quarter of fiscal 2022. Profitability was primarily impacted by an increase of $32.5 million in gross profit as outlined in the revenue and cost of goods sold discussions. The increase in gross profit was partially offset by an increase of $3.3 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $5.2 million for the second quarter of fiscal 2023, an increase of $2.7 million, or 108.4%, compared to $2.5 million for the second quarter of fiscal 2022. The increase was primarily attributable to an increase in the stated term loan interest rate from 6.1% at April 2, 2022 to 10.5% at April 1, 2023.

Income taxes. Income tax expense was $1.4 million for the second quarter of fiscal 2023, compared to income tax benefit of $7.4 million for the same period in fiscal 2022.

The effective tax rate for the three months ended April 1, 2023 was 20.1%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

The effective tax rate for the three months ended April 2, 2022 was 40.2%, which differed from the statutory federal income tax rate of 21%. The difference was mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which were partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $19.8 million, or 6.6% of net sales, for the second quarter of fiscal 2023, an increase of $30.5 million, or 285.6%, compared to $(10.7) million, or (5.1)% of net sales, for the second quarter of fiscal 2022. The increase in Adjusted EBITDA is primarily the result of the $19.3 million increase in net income and the related $8.8 million increase in income tax expense, as well as the $2.7 million increase in interest expense, as a result of the factors discussed above.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Net income (loss)	$7,130	$(12,147)
Adjustments:
Interest expense, net (1)	5,281	2,563
Income tax expense (benefit)	1,389	(7,415)
Depreciation, amortization, and disposals (2)	4,181	3,622
Operational transformation initiatives	137	1,585
Share-based compensation	699	813
Product redesign initiatives	—	281
Other	1,024	8
Adjusted EBITDA	$19,841	$(10,690)
Adjusted EBITDA margin (percentage of net sales)	6.6%	(5.1)%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.4 million and $0.2 million for the three months ended April 1, 2023 and April 2, 2022, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Six Months Ended April 1, 2023 and April 2, 2022:

	Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Net sales	$535,546	$336,882
Cost of goods sold	492,440	317,528
Gross profit	$43,106	$19,354
Operating expenses
Selling, general and administrative expenses	40,037	38,091
Operating profit (loss)	$3,069	$(18,737)
Interest expense	(9,388)	(5,573)
Interest income	12	—
Other (expense) income, net	(578)	1,480
Loss on debt modification	(537)	(561)
Loss before income taxes	$(7,422)	$(23,391)
Income tax benefit	1,592	9,177
Equity in net income (loss) of non-consolidated affiliate	1,666	(2,015)
Net loss	$(4,164)	$(16,229)
Other financial data:
Adjusted EBITDA	$15,596	$(7,091)
Adjusted EBITDA margin	2.9%	(2.1)%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	April 1, 2023	April 2, 2022
Bus	$486,721	$300,921
Parts	48,825	35,961
Total	$535,546	$336,882

Gross Profit by Segment
Bus	$19,368	$5,658
Parts	23,738	13,696
Total	$43,106	$19,354

Net sales. Net sales were $535.5 million for the six months ended April 1, 2023, an increase of $198.7 million, or 59.0%, compared to $336.9 million for the six months ended April 2, 2022. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs. Significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout most of fiscal 2022. However, during the first half of fiscal 2023, supply chain constraints began to improve slightly, allowing for increased production relative to the first half of fiscal 2022.

Bus sales increased $185.8 million, or 61.7%, reflecting a 38.3% increase in units booked and a 16.9% increase in average sales price per unit. 4,261 units booked in the six months ended April 1, 2023 compared with 3,080 units booked during the same period in fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in the first half of fiscal 2022. The increase in unit price for the first half of fiscal 2023 compared to the same period in fiscal 2022 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $12.9 million, or 35.8%, for the six months ended April 1, 2023 compared to the six months ended April 2, 2022. This increase is primarily attributed to pricing actions taken by management to offset increases in purchased parts costs and increased inventory availability as supply chain constraints began to improve slightly during the first half of fiscal 2023 relative to the first half of fiscal 2022.

Cost of goods sold. Total cost of goods sold was $492.4 million for the six months ended April 1, 2023, an increase of $174.9 million, or 55.1%, compared to $317.5 million for the six months ended April 2, 2022. As a percentage of net sales, total cost of goods sold decreased from 94.3% to 92.0%.

Bus segment cost of goods sold increased $172.1 million, or 58.3%, for the six months ended April 1, 2023 compared to the six months ended April 2, 2022. The increase was primarily driven by the 38.3% increase in units booked in the six months ended April 1, 2023 compared to the same period in fiscal 2022. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the six months ended April 1, 2023 was 14.4% higher compared to the six months ended April 2, 2022, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components and freight.

The $2.8 million, or 12.7%, increase in parts segment cost of goods sold for the six months ended April 1, 2023 compared to the six months ended April 2, 2022 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit (loss). Operating profit was $3.1 million for the six months ended April 1, 2023, an increase of $21.8 million compared to operating loss of $18.7 million for the six months ended April 2, 2022. Profitability was primarily impacted by an increase of $23.8 million in gross profit as outlined in the revenue and cost of goods sold discussions. The increase in gross profit was partially offset by an increase of $1.9 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $9.4 million for the six months ended April 1, 2023, an increase of $3.8 million, or 68.5%, compared to $5.6 million for the six months ended April 2, 2022. The increase was primarily attributable to an increase in the stated term loan interest rate from 6.1% at April 2, 2022 to 10.5% at April 1, 2023.

Income taxes. Income tax benefit was $1.6 million and $9.2 million for the six months ended April 1, 2023 and April 2, 2022, respectively.

The effective tax rate for the six months ended April 1, 2023 was 21.4%, which aligned with the statutory federal tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the period.

The effective tax rate for the six months ended April 2, 2022 was 39.2%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which were partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $15.6 million, or 2.9% of net sales, for the six months ended April 1, 2023, an increase of $22.7 million, or 319.9%, compared to $(7.1) million, or (2.1)% of net sales, for the six months ended April 2, 2022. The increase in Adjusted EBITDA is primarily the result of the $12.1 million decrease in net loss and the related $7.6 million decrease in income tax benefit, as well as the $3.8 million increase in interest expense, as a result of the factors discussed above.

The following table sets forth a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Net loss	$(4,164)	$(16,229)
Adjustments:
Interest expense, net (1)	9,570	5,720
Income tax benefit	(1,592)	(9,177)
Depreciation, amortization, and disposals (2)	7,996	7,145
Operational transformation initiatives	937	1,586
Loss on debt modification	537	561
Share-based compensation	1,288	2,486
Product redesign initiatives	—	534
Other	1,024	283
Adjusted EBITDA	$15,596	$(7,091)
Adjusted EBITDA margin (percentage of net sales)	2.9%	(2.1)%

(1) Includes $0.2 million and $0.1 million for the six months ended April 1, 2023 and April 2, 2022, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.9 million and $0.4 million for the six months ended April 1, 2023 and April 2, 2022, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At April 1, 2023, the Company had $17.8 million of available cash (net of outstanding checks) and $83.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and will be adjusted, as applicable, for future fiscal quarters in accordance with the amended pricing grid set forth above.

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

At April 1, 2023, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions, which were further exacerbated by Russia's invasion of Ukraine in February 2022, materially impacted our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing into fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during the first half of fiscal 2023. However, the higher costs charged by suppliers to procure inventory continued into the first half of fiscal 2023 and had a significant adverse impact on our operations and results. Specifically, such cost increases outpaced the increases in sales prices that we charged for the buses that were sold during the first quarter of fiscal 2023, many of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and the early months of fiscal 2022 that carried forward into fiscal 2023. During the second quarter of fiscal 2023, the buses that were sold were generally included in the backlog of fixed price sales orders originating more recently (i.e., the latter months of fiscal 2022 and in fiscal 2023), with the cumulative increases in sales prices we charged for those buses generally outpacing the higher costs we paid to procure inventory, resulting in gross profit during the quarter. However, the gross margin on bus sales during the second quarter of fiscal 2023 still lags the historical gross margin reported prior to the COVID-19 pandemic. The development and fluidity of ongoing or future supply chain constraints preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our 2022 Form 10-K, filed with the SEC on December 12, 2022, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic and subsequent supply chain constraints.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Cash, cash equivalents and restricted cash at beginning of period	$10,479	$11,709
Total cash provided by (used in) operating activities	44,716	(11,410)
Total cash used in investing activities	(3,740)	(3,478)
Total cash (used in) provided by financing activities	(33,444)	18,046
Change in cash, cash equivalents and restricted cash	$7,532	$3,158
Cash, cash equivalents and restricted cash at end of period	$18,011	$14,867

Total cash provided by (used in) operating activities

Cash flows provided by operating activities totaled $44.7 million for the six months ended April 1, 2023, an increase of $56.1 million from the $11.4 million of cash flows used in operating activities during the six months ended April 2, 2022. The increase was primarily due to $44.3 million, $9.8 million, and $7.5 million increases in cash provided by favorable changes in inventory, accrued expenses, pension and other liabilities, and deferred income tax benefit, respectively, as well as the $12.1 million decrease in net loss. At the end of fiscal 2022 and during the first half of fiscal 2023, we became more efficient at managing supply chain disruptions, and thus building and selling buses, during the latter months of fiscal 2022 and continuing into the first half of fiscal 2023 when compared with the first half of fiscal 2022. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant decrease in the inventory balance at the end of the second quarter of fiscal 2023 (a net source of cash) when compared with a significant increase in the inventory balance at the end of the corresponding period of fiscal 2022 (a net use of cash).

These favorable changes were partially offset by several unfavorable changes including a $10.8 million decrease in cash provided by changes in accounts payable, $3.7 million increase in equity in net income of non-consolidated affiliate, $1.7 million decrease in non-cash interest expense, $1.4 million decrease in impairment of fixed assets, and $1.2 million decrease in share-based compensation expense.

Total cash used in investing activities

Cash flows used in investing activities totaled $3.7 million for the six months ended April 1, 2023, as compared to $3.5 million for the six months ended April 2, 2022. The $0.3 million increase was primarily due to a reduction in spending on fixed assets to mitigate the ongoing impact of supply chain constraints on our operations, financial results and cash flows.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $33.4 million for the six months ended April 1, 2023, as compared to $18.0 million of cash flows provided by financing activities for the six months ended April 2, 2022. The $51.5 million difference between fiscal periods was primarily attributable to $75.0 million of proceeds received from the issuance and sale of common stock in a private placement transaction during the first half of fiscal 2022 with no similar activity in the corresponding period of fiscal 2023. This cash inflow was partially offset by a net $25.0 million decrease (i.e., repayments) in revolving credit facility borrowings in the six months ended April 1, 2023 compared to the six months ended April 2, 2022.

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

	Six Months Ended
(in thousands of dollars)	April 1, 2023	April 2, 2022
Net cash provided by (used in) operating activities	$44,716	$(11,410)
Cash paid for fixed assets	(3,740)	(3,478)
Free Cash Flow	$40,976	$(14,888)

Free Cash Flow for the six months ended April 1, 2023 was $55.9 million higher than the six months ended April 2, 2022, due to a $56.1 million increase in cash provided by (used in) operating activities, as well as an increase of $0.3 million in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.3 million at April 1, 2023, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Blue Bird Corporation

Dated:	May 11, 2023	/s/ Matthew Stevenson
Matthew Stevenson
Chief Executive Officer

Dated:	May 11, 2023	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer