Form 10-Q
period 2023-07-01
Blue Bird Corp
filed 2023-08-09
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

At August 4, 2023, 32,146,329 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	July 1, 2023	October 1, 2022
Assets
Current assets
Cash and cash equivalents	$50,497	$10,479
Accounts receivable, net	11,429	12,534
Inventories	129,169	142,977
Other current assets	9,614	8,486
Total current assets	$200,709	$174,476
Restricted cash	$238	$—
Property, plant and equipment, net	96,091	100,608
Goodwill	18,825	18,825
Intangible assets, net	45,926	47,433
Equity investment in affiliate	14,826	10,659
Deferred tax assets	10,385	10,907
Finance lease right-of-use assets	1,209	1,736
Other assets	1,802	1,482
Total assets	$390,011	$366,126
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$136,185	$107,937
Warranty	6,593	6,685
Accrued expenses	28,499	16,386
Deferred warranty income	7,769	7,205
Finance lease obligations	580	566
Other current liabilities	18,263	6,195
Current portion of long-term debt	19,800	19,800
Total current liabilities	$217,689	$164,774
Long-term liabilities
Revolving credit facility	$—	$20,000
Long-term debt	115,149	130,390
Warranty	8,784	9,285
Deferred warranty income	13,866	11,590
Deferred tax liabilities	215	—
Finance lease obligations	1,135	1,574
Other liabilities	8,181	11,107
Pension	14,548	16,024
Total long-term liabilities	$161,878	$199,970
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at July 1, 2023 and October 1, 2022	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,121,607 and 32,024,911 shares outstanding at July 1, 2023 and October 1, 2022, respectively	3	3
Additional paid-in capital	176,290	173,103
Accumulated deficit	(74,318)	(79,512)
Accumulated other comprehensive loss	(41,249)	(41,930)
Treasury stock, at cost, 1,782,568 shares at July 1, 2023 and October 1, 2022	(50,282)	(50,282)
Total stockholders' equity	$10,444	$1,382
Total liabilities and stockholders' equity	$390,011	$366,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$294,284	$206,083	$829,830	$542,965
Cost of goods sold	248,534	184,490	740,974	502,018
Gross profit	$45,750	$21,593	$88,856	$40,947
Operating expenses
Selling, general and administrative expenses	26,328	20,505	66,365	58,596
Operating profit (loss)	$19,422	$1,088	$22,491	$(17,649)
Interest expense	(4,507)	(3,908)	(13,895)	(9,481)
Interest income	246	—	258	—
Other (expense) income, net	(6,421)	735	(6,999)	2,215
Loss on debt modification	—	—	(537)	(561)
Income (loss) before income taxes	$8,740	$(2,085)	$1,318	$(25,476)
Income tax (expense) benefit	(1,884)	(2,860)	(292)	6,317
Equity in net income (loss) of non-consolidated affiliate	2,502	(1,490)	4,168	(3,505)
Net income (loss)	$9,358	$(6,435)	$5,194	$(22,664)

Earnings (loss) per share:
Basic weighted average shares outstanding	32,073,497	31,990,860	32,044,581	30,687,406
Diluted weighted average shares outstanding	32,598,938	31,990,860	32,335,381	30,687,406
Basic earnings (loss) per share	$0.29	$(0.20)	$0.16	$(0.74)
Diluted earnings (loss) per share	$0.29	$(0.20)	$0.16	$(0.74)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$9,358	$(6,435)	$5,194	$(22,664)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	227	221	681	663
Total other comprehensive income	$227	$221	$681	$663
Comprehensive income (loss)	$9,585	$(6,214)	$5,875	$(22,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net income (loss)	$5,194	$(22,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,077	10,089
Non-cash interest expense	1,124	3,084
Share-based compensation expense	2,229	3,153
Equity in net (income) loss of non-consolidated affiliate	(4,168)	3,505
Loss on disposal of fixed assets	13	12
Impairment of fixed assets	—	1,354
Deferred income tax expense (benefit)	522	(6,293)
Amortization of deferred actuarial pension losses	896	872
Loss on debt modification	537	561
Changes in assets and liabilities:
Accounts receivable	1,105	(3,037)
Inventories	13,808	(91,519)
Other assets	(228)	80
Accounts payable	27,953	56,280
Accrued expenses, pension and other liabilities	23,069	(9,928)
Total adjustments	$78,937	$(31,787)
Total cash provided by (used in) operating activities	$84,131	$(54,451)
Cash flows from investing activities
Cash paid for fixed assets	$(6,390)	$(4,748)
Total cash used in investing activities	$(6,390)	$(4,748)
Cash flows from financing activities
Revolving credit facility borrowings	$45,000	$120,000
Revolving credit facility repayments	(65,000)	(105,000)
Term loan repayments	(14,850)	(11,138)
Principal payments on finance leases	(425)	(993)
Cash paid for debt costs	(3,272)	(2,468)
Sale of common stock	—	75,000
Cash paid for common stock issuance costs	—	(202)
Repurchase of common stock in connection with stock award exercises	(57)	(1,503)
Cash received from stock option exercises	1,119	303
Total cash (used in) provided by financing activities	$(37,485)	$73,999
Change in cash, cash equivalents, and restricted cash	40,256	14,800
Cash, cash equivalents, and restricted cash at beginning of period	10,479	11,709
Cash, cash equivalents, and restricted cash at end of period	$50,735	$26,509

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$12,202	$10,408
Income tax (received) paid, net of tax refunds	(33)	48
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$745	$1,718
Right-of-use assets obtained in exchange for operating lease obligations	199	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, April 1, 2023	32,036,149	$3	$174,313	—	$—	$(41,476)	$(83,676)	1,782,568	$(50,282)	$(1,118)
Restricted stock activity	28,771	—	—	—	—	—	—	—	—	—
Stock option activity	56,687	—	1,053	—	—	—	—	—	—	1,053
Share-based compensation expense	—	—	924	—	—	—	—	—	—	924
Net income	—	—	—	—	—	—	9,358	—	—	9,358
Other comprehensive income, net of tax	—	—	—	—	—	227	—	—	—	227
Balance, July 1, 2023	32,121,607	$3	$176,290	—	$—	$(41,249)	$(74,318)	1,782,568	$(50,282)	$10,444

Balance, April 2, 2022	31,990,860	$3	$172,191	—	$—	$(44,352)	$(49,982)	1,782,568	$(50,282)	$27,578
Share-based compensation expense	—	—	623	—	—	—	—	—	—	623
Net loss	—	—	—	—	—	—	(6,435)	—	—	(6,435)
Other comprehensive income, net of tax	—	—	—	—	—	221	—	—	—	221
Balance, July 2, 2022	31,990,860	$3	$172,814	—	$—	$(44,131)	$(56,417)	1,782,568	$(50,282)	$21,987

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	35,927	—	(57)	—	—	—	—	—	—	(57)
Stock option activity	60,769	—	1,119	—	—	—	—	—	—	1,119
Share-based compensation expense	—	—	2,125	—	—	—	—	—	—	2,125
Net income	—	—	—	—	—	—	5,194	—	—	5,194
Other comprehensive income, net of tax	—	—	—	—	—	681	—	—	—	681
Balance, July 1, 2023	32,121,607	$3	$176,290	—	$—	$(41,249)	$(74,318)	1,782,568	$(50,282)	$10,444

Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private placement	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	82,505	—	(1,484)	—	—	—	—	—	—	(1,484)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	3,046	—	—	—	—	—	—	3,046
Net loss	—	—	—	—	—	—	(22,664)	—	—	(22,664)
Other comprehensive income, net of tax	—	—	—	—	—	663	—	—	—	663
Balance, July 2, 2022	31,990,860	$3	$172,814	—	$—	$(44,131)	$(56,417)	1,782,568	$(50,282)	$21,987

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 30, 2023 ("fiscal 2023") and ended October 1, 2022 ("fiscal 2022") consist or consisted of 52 weeks. The third quarters of fiscal 2023 and fiscal 2022 both included 13 weeks. The nine month periods in fiscal 2023 and 2022 both included 39 weeks.

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

Demand for school buses strengthened substantially during the second half of fiscal 2021 as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during this same period of time, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages; the lack of maintenance on, and acquisition of, capital assets by suppliers during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing into fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during the first three quarters of fiscal 2023. However, the higher costs charged by suppliers to procure inventory that continued into fiscal 2023 had a significant adverse impact on our operations and results. Specifically, such cost increases outpaced the increases in sales prices that we charged for the buses that were sold during the first quarter of fiscal 2023, many of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and the early months of fiscal 2022 that carried forward into fiscal 2023. During the second and third quarters of fiscal 2023, the buses that were sold were generally included in the backlog of fixed price sales orders originating more recently (i.e., the latter months of fiscal 2022 and in fiscal 2023), with the cumulative increases in sales prices we charged for those buses generally outpacing the higher costs we paid to procure inventory, resulting in gross profit during the quarters. While the gross margin on bus sales during the second quarter of fiscal 2023 lagged the historical gross margin reported prior to the COVID-19 pandemic, it returned to more normal historical levels during the third quarter of fiscal 2023.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022, which further exacerbated global supply chain disruptions. While the Company has no assets or customers in either of these countries, this military conflict significantly impacted our financial results during the second half of fiscal 2022 and continuing into fiscal 2023, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it has contributed to increased a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during the second half of fiscal 2022 and continuing into fiscal 2023.

Significant uncertainty exists concerning the magnitude and duration of the pandemic and subsequent supply chain constraints and accordingly, precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2022 Form 10-K, filed with the SEC on December 12, 2022. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended July 1, 2023.

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

On March 5, 2021, the Intercontinental Exchange, Inc. ("ICE") Benchmark Administration ("IBA"), the administrator of the United States Dollar London Interbank Offering Rate ("LIBOR"), issued a statement, following the completion of a formal consultation process, reaffirming the preliminary announcement it made on November 30, 2020, to cease publication of (i) 1 week and 2 month LIBOR subsequent to December 31, 2021 and (ii) the overnight and 1, 3, 6 and 12 month LIBOR tenors subsequent to June 30, 2023. The IBA’s statement regarding such cessation dates primarily resulted from a majority of LIBOR panel banks communicating to the IBA that they would be unwilling to continue contributing to the relevant LIBOR settings after such dates. As a result, the IBA determined that it would be unable to publish the relevant LIBOR settings on a representative basis after such dates. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the IBA, confirmed that, based on information it received from LIBOR panel banks, it did not expect that any LIBOR settings would become unrepresentative before the announced cessation dates summarized above.

With the maturity of the interest rate collar on September 30, 2022 and execution of the Fifth Amended Credit Agreement (defined below) on September 2, 2022, which, among other things, changed one of the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date, the Company no longer has any contracts that reference LIBOR. The change in interest rate indices from LIBOR to SOFR occurred at the end of December 2022 when the LIBOR interest rate on outstanding borrowings on the fifth amendment effective date matured. At that time, the Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the condensed consolidated financial statements.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	July 1, 2023	October 1, 2022
Raw materials	$83,775	$106,070
Work in process	40,430	35,398
Finished goods	4,964	1,509
Total inventories	$129,169	$142,977

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the applicable Condensed Consolidated Balance Sheets that sum to the total of such amounts reported on the Condensed Consolidated Statements of Cash Flows:

(in thousands of dollars)	July 1, 2023	July 2, 2022
Cash and cash equivalents	$50,497	$26,509
Restricted cash	238	—
Total cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$50,735	$26,509

Amounts included in restricted cash represent those required by a contractual agreement with a financial institution to serve as collateral against outstanding balances pertaining to the Company's corporate credit card program.

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at beginning of period	$15,554	$16,985	$15,970	$18,550
Add current period accruals	2,291	1,894	6,756	5,181
Current period reductions of accrual	(2,468)	(2,735)	(7,349)	(7,587)
Balance at end of period	$15,377	$16,144	$15,377	$16,144
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at beginning of period	$20,081	$18,414	$18,795	$20,144
Add current period deferred income	3,507	1,908	8,599	4,268
Current period recognition of income	(1,953)	(2,184)	(5,759)	(6,274)
Balance at end of period	$21,635	$18,138	$21,635	$18,138

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $2.1 million of the outstanding contract liability during the remainder of fiscal 2023, $7.2 million in fiscal 2024, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of July 1, 2023 includes approximately $13.2 million of funds awarded by the U.S. Environmental Protection Agency in administering the U.S. Infrastructure Investment and Jobs Act ("IIJA") that was signed into law in mid-November 2021. The IIJA allocates federal funds to help local school jurisdictions purchase zero and low emission school buses over a five year period. The Company expects to recognize the vast majority of this amount as revenue during the fourth quarter of fiscal 2023 and first quarter of fiscal 2024 as the underlying buses are produced and delivered.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	July 1, 2023	October 1, 2022
Current portion	$4,012	$3,996
Long-term portion	1,879	1,794
Total accrued self-insurance	$5,891	$5,790

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.6 million and $4.2 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $13.1 million and $11.1 million for the nine months ended July 1, 2023 and July 2, 2022, respectively. The related cost of goods sold was $4.0 million and $3.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $11.7 million and $9.9 million for the nine months ended July 1, 2023 and July 2, 2022, respectively.

Pension Expense

Components of net periodic pension benefit expense (income) were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest cost	$1,509	$1,092	$4,527	$3,276
Expected return on plan assets	(1,630)	(2,122)	(4,890)	(6,366)
Amortization of prior loss	299	291	897	873
Net periodic benefit expense (income)	$178	$(739)	$534	$(2,217)
Amortization of prior loss, recognized in other comprehensive income	(299)	(291)	(897)	(873)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$(121)	$(1,030)	$(363)	$(3,090)

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

Term debt consisted of the following at the dates indicated:

(in thousands of dollars)	July 1, 2023	October 1, 2022
2023 term loan, net of deferred financing costs of $1,801 and $1,410, respectively	$134,949	$150,190
Less: current portion of long-term debt	19,800	19,800
Long-term debt, net of current portion	$115,149	$130,390

Term loans are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At July 1, 2023 and October 1, 2022, $136.8 million and $151.6 million, respectively, were outstanding on the term loans.

At July 1, 2023 and October 1, 2022, the stated interest rates on the term loans were 11.1% and 7.9%, respectively. At July 1, 2023 and October 1, 2022, the weighted-average annual effective interest rates for the term loans were 11.6% and 8.0%, respectively, which includes amortization of the deferred financing costs and interest relating to the interest rate collar, as applicable.

At July 1, 2023, $6.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the revolving credit facility; therefore, the Company would have been able to borrow $83.7 million on the revolving line of credit.

Interest expense on all indebtedness was $4.5 million and $3.9 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $13.9 million and $9.5 million for the nine months ended July 1, 2023 and July 2, 2022, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2023	$4,950
2024	19,800
2025	112,000
Total remaining principal payments	$136,750

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

Three Months

The effective tax rate for the three months ended July 1, 2023 was 21.6%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the quarter.

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

Nine Months

The effective tax rate for the nine months ended July 1, 2023 was 22.2%, which aligned with the statutory federal tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the period.

The effective tax rate for the nine months ended July 2, 2022 was 24.8% and differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which were partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

6. Guarantees, Commitments and Contingencies

Litigation

At July 1, 2023, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Bus (1)	$270,282	$186,631	$757,003	$487,552
Parts (1)	24,002	19,452	72,827	55,413
Segment net sales	$294,284	$206,083	$829,830	$542,965

(1) Parts segment revenue includes $1.7 million and $0.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $4.1 million and $2.6 million for the nine months ended July 1, 2023 and July 2, 2022, respectively, related to the inter-segment sale of parts that was eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Bus	$34,176	$13,632	$53,544	$19,290
Parts	11,574	7,961	35,312	21,657
Segment gross profit	$45,750	$21,593	$88,856	$40,947

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment gross profit	$45,750	$21,593	$88,856	$40,947
Adjustments:
Selling, general and administrative expenses	(26,328)	(20,505)	(66,365)	(58,596)
Interest expense	(4,507)	(3,908)	(13,895)	(9,481)
Interest income	246	—	258	—
Other (expense) income, net	(6,421)	735	(6,999)	2,215
Loss on debt modification	—	—	(537)	(561)
Income (loss) before income taxes	$8,740	$(2,085)	$1,318	$(25,476)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
United States	$282,908	$193,571	$751,730	$488,363
Canada	9,801	12,009	72,556	50,506
Rest of world	1,575	503	5,544	4,096
Total net sales	$294,284	$206,083	$829,830	$542,965

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Diesel buses	$87,318	$79,355	$248,607	$221,669
Alternative power buses (1)	172,234	96,897	475,449	237,267
Other (2)	11,326	10,952	34,821	30,320
Parts	23,406	18,879	70,953	53,709
Net sales	$294,284	$206,083	$829,830	$542,965

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings (Loss) Per Share

The following table presents the earnings (loss) per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income (loss)	$9,358	$(6,435)	$5,194	$(22,664)

Denominator:
Weighted-average common shares outstanding	32,073,497	31,990,860	32,044,581	30,687,406
Weighted-average dilutive securities, restricted stock	407,015	—	286,989	—
Weighted-average dilutive securities, stock options	118,426	—	3,811	—
Weighted-average shares and dilutive potential common shares (1)	32,598,938	31,990,860	32,335,381	30,687,406

Earnings (loss) per share:
Basic earnings (loss) per share	$0.29	$(0.20)	$0.16	$(0.74)
Diluted earnings (loss) per share	$0.29	$(0.20)	$0.16	$(0.74)

(1) Potentially dilutive securities representing 0.1 million and 0.6 million shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ending July 1, 2023 and July 2, 2022, respectively, and potentially dilutive securities representing 0.5 million and 0.4 million shares of common stock were excluded from the computation of diluted earnings per share for the nine months ending July 1, 2023 and July 2, 2022, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
July 1, 2023
Beginning Balance	$(41,476)	$(41,476)	$(41,930)	$(41,930)
Amounts reclassified and included in earnings	299	299	897	897
Total before taxes	299	299	897	897
Income taxes	(72)	(72)	(216)	(216)
Ending Balance July 1, 2023	$(41,249)	$(41,249)	$(41,249)	$(41,249)

July 2, 2022
Beginning Balance	$(44,352)	$(44,352)	$(44,794)	$(44,794)
Amounts reclassified and included in earnings	291	291	873	873
Total before taxes	291	291	873	873
Income taxes	(70)	(70)	(210)	(210)
Ending Balance July 2, 2022	$(44,131)	$(44,131)	$(44,131)	$(44,131)

11. Stockholder Transaction Costs

On June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A ("Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share (“Offering”).

The Offering was conducted pursuant to a prospectus supplement, dated June 7, 2023, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offering closed on June 12, 2023. Although the Company did not sell any shares or receive any proceeds from the Offering, it was required to pay certain expenses in connection with the Offering that totaled approximately $5.6 million and $6.3 million for the three and nine month periods ending July 1, 2023, respectively, with no similar expense recorded during the same periods of fiscal 2022. The $6.3 million of expense is included within other (expense) income, net on the Condensed Consolidated Statements of Operations for the three and nine month periods ending July 1, 2023, although approximately $0.7 million of such expense was initially recorded within selling, general and administrative expenses during the second quarter of fiscal 2023 and reclassified to other (expense) income, net, during the third quarter of fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended July 1, 2023 and July 2, 2022 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Throughout this Report, we refer to the fiscal year ending September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as "fiscal 2022" and the fiscal year ended October 2, 2021 as “fiscal 2021.” There will be or were 52 weeks in fiscal 2023, fiscal 2022 and fiscal 2021. The third quarters of fiscal 2023 and fiscal 2022 both included 13 weeks. The nine month periods in fiscal 2023 and 2022 both included 39 weeks.

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

Shortages of key components during the second half of fiscal 2021 and most of fiscal 2022 hindered the Company's ability to complete the production of buses to fulfill sales orders, which had a significant, adverse impact on the Company's revenues during these periods. The Company has also experienced significant increased purchase costs for many of its raw materials as a result of supply chain disruptions over these same periods and continuing into fiscal 2023 that have negatively impacted the gross profit it recognized on sales. In response, beginning in July 2021 and continuing throughout fiscal 2022, the Company announced a number of sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Additionally, during fiscal 2022, the Company began including price escalation provisions when bidding on contracts so that it can consider economic fluctuations between the bid date and the contract date to determine whether increased costs should be passed along to customers. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they had a positive impact on sales and gross profit during the second and third quarters of fiscal 2023, which is expected to continue for the remainder of fiscal 2023, as the Company fulfills sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that are taken during fiscal 2023, both of which contained, or will contain, most or all of the cumulative sales prices increases that have been announced since July 2021.

New bus orders during fiscal 2023 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses during the latter half of fiscal 2021 and most of fiscal 2022. Accordingly, the Company's backlog remained strong at approximately 5,200 units as of July 1, 2023 despite it selling almost 6,400 units during fiscal 2023, many of which were included in the backlog that existed as of October 1, 2022.

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

The COVID-19 pandemic and subsequent supply chain constraints have resulted, and could to continue to result, in significant economic disruption and have adversely affected our business. They could adversely impact our business for the remainder of fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of any future COVID-19 outbreaks and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any demand reductions, production and supply chain disruptions, and related financial impacts on our business cannot be estimated at this time.

The impacts from the COVID-19 pandemic and subsequent supply chain constraints on the Company's business and operations during the second half of fiscal 2020 and continuing into fiscal 2023 negatively affected our revenues, gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to maintain normal in-person learning in the foreseeable future, the ability of suppliers to resume and/or maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production during the remainder of fiscal 2023 and beyond. See PART I, Item 1.A. "Risk Factors," of our 2022 Form 10-K, filed with the SEC on December 12, 2022, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic and subsequent supply chain constraints.

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

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant increase in the price of steel from $1,057 per ton the third week of February 2022 to as high as $1,492 per ton the third week of April 2022 before finally decreasing to an average of $1,078 per ton the last two weeks of June and continuing to decline to $791 per ton the last week in September 2022. During fiscal 2023, the decrease in the price of steel continued during the first quarter to $664 per ton the last week in December 2022 but began to increase significantly during the second quarter to $1,152 per ton the last week in March 2023 before slowly decreasing during the third quarter to $878 per ton the last week in June 2023 (source for all per ton prices: sheet prices published by the CRU Index every Wednesday that provide price benchmarking in North America for U.S. Midwest Domestic Hot-Rolled Coil Steel). While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased up to six months in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel increased the price that they charge the Company to acquire such inventory, primarily on a lagged basis, during the latter half of fiscal 2022 and into fiscal 2023, as applicable. These inventory costs impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, which increased from $4.055 per gallon the week ending February 21, 2022 to as high as $5.810 per gallon the week ending June 20, 2022, before decreasing slightly throughout the remainder of our fiscal 2022 to $4.889 per gallon the week ending September 26, 2022 and fluctuating within a range from $5.341 and $3.767 per gallon during the first three quarters of fiscal 2023 (source: U.S Energy Information Administration - Weekly U.S. No 2 Diesel Retail Prices). These increases have significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires. Additionally, such increases are generally implemented with very little lag so that they impact the purchase cost of inventory and cash flows on an almost real-time basis.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict has increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of fiscal 2022 and continuing into the first half of fiscal 2023. Because peace negotiations do not appear to be productive and because Russia has recently intensified its military operations in Ukraine, we currently believe that this matter will continue to adversely impact our business for the remainder of fiscal 2023 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

Labor Union Representation

On May 22, 2023, the National Labor Relations Board (“NLRB”) certified the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (“USW”) as the exclusive bargaining representative for a bargaining unit of the Company’s full-time and regular part-time production, maintenance, quality control, and warehouse employees at the Company’s Fort Valley and Macon, Georgia locations, with certain exceptions. The bargaining unit consists of approximately 1,350 employees. As a result, the Company is obligated to bargain with the USW as the bargaining representative for employees within the designated bargaining unit. The Company has recently commenced bargaining sessions and thus, has not yet entered into any collective bargaining agreement as of July 1, 2023.

The Company's business is labor intensive. As a result of the USW election, a large majority of our workforce is now represented by a labor union. The Company expects to negotiate in good faith toward a collective bargaining agreement, and any such resulting agreement may cause it to incur higher labor costs for our employees than we would have incurred absent such agreement. At this time, it is uncertain as to when and if an agreement with the USW will be reached. As such, uncertainty exists regarding labor costs and labor actions, which may include increased labor costs, strikes, work stoppages, unfair labor practices claims and other disturbances and disputes.

Union actions that may occur in the future could cause disruptions to our operations and may cause us to incur additional costs, any of which could have a material adverse effect on our cash flow, results of operations and financial condition.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s 2022 Form 10-K, filed with the SEC on December 12, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended July 1, 2023.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and, more recently, Russia's invasion of Ukraine, have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022 and continuing into fiscal 2023. In response, the Company announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they had a positive impact on sales and gross profit during the second and third quarters of fiscal 2023, which is expected to continue for the remainder of fiscal 2023, as the Company fulfills sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that are taken during fiscal 2023, both of which contained, or will contain, most or all of the cumulative sales prices increases that have been announced since July 2021.

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
•Other expense/income, net. This balance includes periodic pension expense or income as well as gains or losses on foreign currency, if any. Other amounts not associated with operating expenses may also be included in this balance.
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

Consolidated Results of Operations for the Three Months Ended July 1, 2023 and July 2, 2022:

	Three Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Net sales	$294,284	$206,083
Cost of goods sold	248,534	184,490
Gross profit	$45,750	$21,593
Operating expenses
Selling, general and administrative expenses	26,328	20,505
Operating profit	$19,422	$1,088
Interest expense	(4,507)	(3,908)
Interest income	246	—
Other (expense) income, net	(6,421)	735
Income (loss) before income taxes	$8,740	$(2,085)
Income tax expense	(1,884)	(2,860)
Equity in net income (loss) of non-consolidated affiliate	2,502	(1,490)
Net income (loss)	$9,358	$(6,435)
Other financial data:
Adjusted EBITDA	$28,015	$8,792
Adjusted EBITDA margin	9.5%	4.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	July 1, 2023	July 2, 2022
Bus	$270,282	$186,631
Parts	24,002	19,452
Total	$294,284	$206,083

Gross Profit by Segment
Bus	$34,176	$13,632
Parts	11,574	7,961
Total	$45,750	$21,593

Net sales. Net sales were $294.3 million for the third quarter of fiscal 2023, an increase of $88.2 million, or 42.8%, compared to $206.1 million for the third quarter of fiscal 2022. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs. Significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout fiscal 2022. However, during fiscal 2023, supply chain constraints began to improve slightly, allowing for increased production during the third quarter of fiscal 2023 relative to the third quarter of fiscal 2022.

Bus sales increased $83.7 million, or 44.8%, reflecting a 23.8% increase in units booked and a 17.0% increase in average sales price per unit. In the third quarter of fiscal 2023, 2,137 units were booked compared to 1,726 units booked for the same period in fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in the third quarter of fiscal 2022. The 17.0% increase in unit price for the third quarter of fiscal 2023 compared to the same period in fiscal 2022 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $4.6 million, or 23.4%, for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. This increase is primarily attributed to pricing actions taken by management to offset increases in purchased parts costs and increased inventory availability as supply chain constraints began to improve during the third quarter of fiscal 2023 relative to the third quarter of fiscal 2022.

Cost of goods sold. Total cost of goods sold was $248.5 million for the third quarter of fiscal 2023, an increase of $64.0 million, or 34.7%, compared to $184.5 million for the third quarter of fiscal 2022. As a percentage of net sales, total cost of goods sold improved from 89.5% to 84.5%.

Bus segment cost of goods sold increased $63.1 million, or 36.5%, for the third quarter of fiscal 2023 compared to the same period in fiscal 2022. The increase was primarily driven by the 23.8% increase in units booked in the third quarter of fiscal 2023 compared to the same period in fiscal 2022. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the third quarter of fiscal 2023 was 10.2% higher compared to the third quarter of fiscal 2022, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components and freight.

The $0.9 million, or 8.2%, increase in parts segment cost of goods sold for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $19.4 million for the third quarter of fiscal 2023, an increase of $18.3 million, compared to operating profit of $1.1 million for the third quarter of fiscal 2022. Profitability was primarily impacted by an increase of $24.2 million in gross profit as outlined in the revenue and cost of goods sold discussions. The increase in gross profit was partially offset by an increase of $5.8 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $4.5 million for the third quarter of fiscal 2023, an increase of $0.6 million, or 15.3%, compared to $3.9 million for the third quarter of fiscal 2022. The increase was primarily attributable to an increase in the stated term loan interest rate from 7.9% at July 2, 2022 to 11.1% at July 1, 2023, which was partially offset by lower borrowings.

Other expense/income, net. Other expense, net, was $6.4 million for the third quarter of fiscal 2023, an increase of $7.2 million, or 973.6%, compared to $0.7 million of other income, net, for the same period in fiscal 2022. We recorded $0.2 million of net periodic pension expense during the third quarter of fiscal 2023 when compared with $0.7 million of net periodic pension income recorded during the third quarter of fiscal 2022.

Additionally, on June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A ("Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share (“Offering”).

The Offering was conducted pursuant to a prospectus supplement, dated June 7, 2023, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offering closed on June 12, 2023. Although the Company did not sell any shares or receive any proceeds from the Offering. it was required to pay certain expenses in connection with the Offering that totaled $6.3 million (approximately $0.7 million of which were expensed in the second quarter of fiscal 2023 within selling, general and administrative expenses and reclassified to other expense, net, during the third quarter of fiscal 2023), with no similar expense recorded during the same period of fiscal 2022.

Income taxes. Income tax expense was $1.9 million for the third quarter of fiscal 2023 compared to $2.9 million for the same period in fiscal 2022.

The effective tax rate for the three months ended July 1, 2023 was 21.6%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $28.0 million, or 9.5% of net sales, for the third quarter of fiscal 2023, an increase of $19.2 million, or 218.6%, compared to $8.8 million, or 4.3% of net sales, for the third quarter of fiscal 2022. The increase in Adjusted EBITDA is primarily the result of the $15.8 million increase in net income as a result of the factors discussed above as well as a $1.8 million increase in depreciation, amortization, and disposals and a $5.5 million increase in stockholder transaction costs, which were partially offset by a $3.9 million decrease in operational transformation initiative costs that we incurred in fiscal 2022 to address the supply chain constraints that were having a significant adverse impact on our operations and financial results, with only minor amounts of such activity recorded during fiscal 2023.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Net income (loss)	$9,358	$(6,435)
Adjustments:
Interest expense, net (1)	4,353	3,976
Income tax expense	1,884	2,860
Depreciation, amortization, and disposals (2)	5,481	3,642
Operational transformation initiatives	196	4,065
Share-based compensation	941	667
Product redesign initiatives	—	15
Stockholder transaction costs	5,509	—
Other	293	2
Adjusted EBITDA	$28,015	$8,792
Adjusted EBITDA margin (percentage of net sales)	9.5%	4.3%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.5 million and $0.2 million for the three months ended July 1, 2023 and July 2, 2022, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Nine Months Ended July 1, 2023 and July 2, 2022:

	Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Net sales	$829,830	$542,965
Cost of goods sold	740,974	502,018
Gross profit	$88,856	$40,947
Operating expenses
Selling, general and administrative expenses	66,365	58,596
Operating profit (loss)	$22,491	$(17,649)
Interest expense	(13,895)	(9,481)
Interest income	258	—
Other (expense) income, net	(6,999)	2,215
Loss on debt modification	(537)	(561)
Income (loss) before income taxes	$1,318	$(25,476)
Income tax (expense) benefit	(292)	6,317
Equity in net income (loss) of non-consolidated affiliate	4,168	(3,505)
Net income (loss)	$5,194	$(22,664)
Other financial data:
Adjusted EBITDA	$43,611	$1,701
Adjusted EBITDA margin	5.3%	0.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	July 1, 2023	July 2, 2022
Bus	$757,003	$487,552
Parts	72,827	55,413
Total	$829,830	$542,965

Gross Profit by Segment
Bus	$53,544	$19,290
Parts	35,312	21,657
Total	$88,856	$40,947

Net sales. Net sales were $829.8 million for the nine months ended July 1, 2023, an increase of $286.9 million, or 52.8%, compared to $543.0 million for the nine months ended July 2, 2022. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs. Significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout most of fiscal 2022. However, during fiscal 2023, supply chain constraints began to improve slightly, allowing for increased production relative to the first three quarters of fiscal 2022.

Bus sales increased $269.5 million, or 55.3%, reflecting a 33.1% increase in units booked and a 16.6% increase in average sales price per unit. 6,398 units booked in the nine months ended July 1, 2023 compared with 4,806 units booked during the same period in fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in the first three quarters of fiscal 2022. The increase in unit price for the first three quarters of fiscal 2023 compared to the same period in fiscal 2022 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $17.4 million, or 31.4%, for the nine months ended July 1, 2023 compared to the nine months ended July 2, 2022. This increase is primarily attributed to pricing actions taken by management to offset increases in purchased parts costs and increased inventory availability as supply chain constraints began to improve slightly during fiscal 2023 relative to the first three quarters of fiscal 2022.

Cost of goods sold. Total cost of goods sold was $741.0 million for the nine months ended July 1, 2023, an increase of $239.0 million, or 47.6%, compared to $502.0 million for the nine months ended July 2, 2022. As a percentage of net sales, total cost of goods sold improved from 92.5% to 89.3%.

Bus segment cost of goods sold increased $235.2 million, or 50.2%, for the nine months ended July 1, 2023 compared to the nine months ended July 2, 2022. The increase was primarily driven by the 33.1% increase in units booked in the nine months ended July 1, 2023 compared to the same period in fiscal 2022. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the nine months ended July 1, 2023 was 12.9% higher compared to the nine months ended July 2, 2022, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components and freight.

The $3.8 million, or 11.1%, increase in parts segment cost of goods sold for the nine months ended July 1, 2023 compared to the nine months ended July 2, 2022 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit (loss). Operating profit was $22.5 million for the nine months ended July 1, 2023, an increase of $40.1 million compared to operating loss of $17.6 million for the nine months ended July 2, 2022. Profitability was primarily impacted by an increase of $47.9 million in gross profit as outlined in the revenue and cost of goods sold discussions. The increase in gross profit was partially offset by an increase of $7.8 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $13.9 million for the nine months ended July 1, 2023, an increase of $4.4 million, or 46.6%, compared to $9.5 million for the nine months ended July 2, 2022. The increase was primarily attributable to an increase in the stated term loan interest rate from 7.9% at July 2, 2022 to 11.1% at July 1, 2023, which was partially offset by lower borrowings.

Other expense/income, net. Other expense, net, was $7.0 million for the nine months ended July 1, 2023, an increase of $9.2 million, or 416.0%, compared to $2.2 million of other income, net, for the nine months ended July 2, 2022. We recorded $0.5 million of net periodic pension expense during the nine months ended July 1, 2023 when compared with $2.2 million of net periodic pension income recorded during the nine months ended July 2, 2022. Additionally, we were required to pay certain expenses in connection with the Offering that totaled $6.3 million during the nine months ended July 1, 2023, with no similar expense recorded during the same period of fiscal 2022.

Income taxes. Income tax expense was $0.3 million for the nine months ended July 1, 2023 compared to income tax benefit of $6.3 million for the nine months ended July 2, 2022.

The effective tax rate for the nine months ended July 1, 2023 was 22.2%, which aligned with the statutory federal tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent items, which were partially offset by the impact of discrete period items during the period.

The effective tax rate for the nine months ended July 2, 2022 was 24.8%, which differed from the statutory federal income tax rate of 21%. The difference is mainly due to normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), which were partially offset by discrete period tax expense resulting from net non-deductible compensation expenses and other tax adjustments.

Adjusted EBITDA. Adjusted EBITDA was $43.6 million, or 5.3% of net sales, for the nine months ended July 1, 2023, an increase of $41.9 million, or 2,463.8%, compared to $1.7 million, or 0.3% of net sales, for the nine months ended July 2, 2022. The increase in Adjusted EBITDA is primarily the result of the $27.9 million increase in net income and the related $6.6 million increase in income tax expense, as well as a $4.4 million increase in interest expense, as a result of the factors discussed above. Additionally, it was further impacted by a $2.7 million increase in depreciation, amortization, and disposals and a $6.3 million increase in stockholder transaction costs, which were partially offset by a $4.5 million decrease in operational transformation initiative costs that we incurred in fiscal 2022 to address the supply chain constraints that were having a significant adverse impact on our operations and financial results, with only minor amounts of such activity recorded during fiscal 2023.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Net income (loss)	$5,194	$(22,664)
Adjustments:
Interest expense, net (1)	13,923	9,696
Income tax expense (benefit)	292	(6,317)
Depreciation, amortization, and disposals (2)	13,477	10,787
Operational transformation initiatives	1,133	5,651
Loss on debt modification	537	561
Share-based compensation	2,229	3,153
Product redesign initiatives	—	549
Stockholder transaction costs	6,252	—
Other	574	285
Adjusted EBITDA	$43,611	$1,701
Adjusted EBITDA margin (percentage of net sales)	5.3%	0.3%

(1) Includes $0.3 million and $0.2 million for the nine months ended July 1, 2023 and July 2, 2022, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $1.3 million and $0.6 million for the nine months ended July 1, 2023 and July 2, 2022, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its credit facility. At July 1, 2023, the Company had $50.5 million of available cash (net of outstanding checks) and $83.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Sixth Amendment to the Credit Agreement

On November 21, 2022, Blue Bird Body Company ("BBBC," as "Borrower") executed a sixth amendment to the Credit Agreement, dated as of December 12, 2016 ("Credit Agreement"); as amended by the first amendment to the Credit Agreement, dated as of September 13, 2018 (the "First Amended Credit Agreement"), the second amendment to the Credit Agreement, dated as of May 7, 2020 (the "Second Amended Credit Agreement"), the third amendment to the Credit Agreement, dated as of December 4, 2020 (the "Third Amended Credit Agreement"); the fourth amendment to the Credit Agreement, dated as of November 24, 2021 (the "Fourth Amended Credit Agreement:); the fifth amendment and limited waiver to the Credit Agreement, dated as of September 2, 2022 (the "Fifth Amended Credit Agreement"); and as further amended by the sixth amendment (the "Sixth Amended Credit Agreement" and collectively, the "Amended Credit Agreement"). The Sixth Amended Credit Agreement, among other things, extends the maturity date for both the term loan and revolving credit facilities from September 13, 2023 to December 31, 2024. The total revolving credit facility commitment is reduced to an aggregate principal amount of $90.0 million, of which $80.0 million is available for Borrower to draw, with the remaining $10.0 million subject to written approval from the lenders, which, once obtained, will be irrevocable. There was no change in the term loan facility commitment; however, the Sixth Amended Credit Agreement requires principal repayments approximating $5.0 million on a quarterly basis through September 30, 2024, with the remaining balance due upon maturity. There were $151.6 million of term loan borrowings outstanding on the sixth amendment effective date.

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

At July 1, 2023, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facility and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions, which were further exacerbated by Russia's invasion of Ukraine in February 2022, materially impacted our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing into fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during the first three quarters of fiscal 2023. However, the higher costs charged by suppliers to procure inventory that continued into fiscal 2023 had a significant adverse impact on our operations and results. Specifically, such cost increases outpaced the increases in sales prices that we charged for the buses that were sold during the first quarter of fiscal 2023, many of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and the early months of fiscal 2022 that carried forward into fiscal 2023. During the second and third quarters of fiscal 2023, the buses that were sold were generally included in the backlog of fixed price sales orders originating more recently (i.e., the latter months of fiscal 2022 and in fiscal 2023), with the cumulative increases in sales prices we charged for those buses generally outpacing the higher costs we paid to procure inventory, resulting in gross profit during the quarters. While the gross margin on bus sales during the second quarter of fiscal 2023 lagged the historical gross margin reported prior to the COVID-19 pandemic, it returned to more normal historical levels during the third quarter of fiscal 2023. The development and fluidity of ongoing or future supply chain constraints preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our 2022 Form 10-K, filed with the SEC on December 12, 2022, for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic and subsequent supply chain constraints.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Cash, cash equivalents and restricted cash at beginning of period	$10,479	$11,709
Total cash provided by (used in) operating activities	84,131	(54,451)
Total cash used in investing activities	(6,390)	(4,748)
Total cash (used in) provided by financing activities	(37,485)	73,999
Change in cash, cash equivalents and restricted cash	$40,256	$14,800
Cash, cash equivalents and restricted cash at end of period	$50,735	$26,509

Total cash provided by (used in) operating activities

Cash flows provided by operating activities totaled $84.1 million for the nine months ended July 1, 2023, an increase of $138.6 million from the $54.5 million of cash flows used in operating activities during the nine months ended July 2, 2022. The increase was primarily due to $105.3 million, $33.0 million, $4.1 million, $2.0 million, and $6.8 million increases in cash provided by favorable changes in inventory, accrued expenses, pension and other liabilities, accounts receivable, depreciation and amortization, and deferred income tax expense, respectively, as well as the $27.9 million increase in net income. At the end of fiscal 2022 and continuing into fiscal 2023, we became more efficient at managing supply chain disruptions, and thus building and selling buses. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant decrease in the inventory balance at the end of the third quarter of fiscal 2023 (a net source of cash) when compared with a significant increase in the inventory balance at the end of the corresponding period of fiscal 2022 (a net use of cash).

These favorable changes were partially offset by several unfavorable changes including a $28.3 million decrease in cash resulting from changes in accounts payable, $7.7 million increase in equity in net income of non-consolidated affiliate, $2.0 million decrease in non-cash interest expense, and $1.4 million decrease in impairment of fixed assets.

Total cash used in investing activities

Cash flows used in investing activities totaled $6.4 million for the nine months ended July 1, 2023, as compared to $4.7 million for the nine months ended July 2, 2022. The $1.6 million increase was primarily due to an increase in spending on fixed assets, as increased profitability in the first three quarters of fiscal 2023 compared to the same period in fiscal 2022 allowed for more capital spending. During this period in fiscal 2022, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $37.5 million for the nine months ended July 1, 2023 as compared to $74.0 million of cash flows provided by financing activities for the nine months ended July 2, 2022. The $111.5 million difference between fiscal periods was primarily attributable to $75.0 million of proceeds received from the issuance and sale of common stock in a private placement transaction during the first three quarters of fiscal 2022 with no similar activity in the corresponding period of fiscal 2023, as well as a net $35.0 million decrease (i.e., repayments) in revolving credit facility borrowings in the nine months ended July 1, 2023 compared to the nine months ended July 2, 2022.

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

	Nine Months Ended
(in thousands of dollars)	July 1, 2023	July 2, 2022
Net cash provided by (used in) operating activities	$84,131	$(54,451)
Cash paid for fixed assets	(6,390)	(4,748)
Free Cash Flow	$77,741	$(59,199)

Free Cash Flow for the nine months ended July 1, 2023 was $136.9 million higher than the nine months ended July 2, 2022, due to a $138.6 million increase in cash provided by (used in) operating activities, which was partially offset by an increase of $1.6 million in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.3 million at July 1, 2023, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c)    During the third quarter of fiscal 2023, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Blue Bird Corporation

Dated:	August 9, 2023	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 9, 2023	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer