Form 10-K
period 2023-09-30
Blue Bird Corp
filed 2023-12-11
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 1, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $354.7 million based on the closing sales price of $20.43 as reported on The NASDAQ Global Market on March 31, 2023. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At December 7, 2023, there were 32,165,225 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result are obligated to file or furnish, as applicable, annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these documents and other information available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

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

In addition to the information contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“2023 Form 10-K Report” or “Report”), information about our Company can be found at http://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding content on our website is for convenience only and is not deemed to be incorporated by reference into this Report or filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 601,000 buses sold since our formation in 1927.

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

Throughout this Report, we refer to the fiscal year ended September 30, 2023 as “fiscal 2023,” the fiscal year ended October 1, 2022 as “fiscal 2022” and the fiscal year ended October 2, 2021 as “fiscal 2021.” There were 52 weeks in fiscal 2023, fiscal 2022, and fiscal 2021.

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

•Propane — In the fiscal year ended September 29, 2012 ("fiscal 2012"), we entered into our exclusive relationship with Ford Motor Company and Roush Clean Tech to offer propane powered Type C school buses. We have continued to lead the industry with this offering.
◦We launched the industry’s first .05g/bhp-hr nitrogen oxide ("NOx") propane engine in the fiscal year ended September 30, 2017 ("fiscal 2017"). This engine operates four times cleaner than the current emission standard and is significantly better for the environment than competitors' published offerings.
◦We launched the industry’s first .02g/bhp-hr NOx propane engine in August 2018. This engine complies with Ultra Low NOx classification and has an emissions level at 10% of the current standard and competitive offerings.

•Electric — Blue Bird is the first major school bus manufacturer to market, and presently the clear leader in, electric bus sales among all major original equipment manufacturers ("OEM"). We have partnered with Cummins, one of our long-standing engine suppliers, to design and develop our electric vehicle offering. We offer electric solutions in both our Type C and Type D buses and commenced delivery to customers in the fiscal year ended September 29, 2018 ("fiscal 2018"). With demand and interest growing quickly, we have taken, and will continue to take, actions to expand our electric vehicle production capacity.

•Gasoline — In the fiscal year ended October 1, 2016 ("fiscal 2016"), we re-introduced gasoline engines in school buses, again using a Ford engine and transmission and a Roush Clean Tech fuel usage evaporative emissions certification. This product has been successful and continues to grow the Blue Bird customer base.

2.Diesel — Blue Bird works closely with Cummins on diesel engines, which continue to be the power source for the majority of buses sold in the school bus industry.

3.Product Initiatives — We continue to update and improve our products.

•During fiscal 2021, we successfully launched the all-new, Ford 7.3L V8 engine in our gasoline and propane powered offerings.

4.Manufacturing and Process Initiatives — We commenced and have continued a number of initiatives to continue to build customer loyalty, reduce costs, and enhance competitiveness.

•We launched our state-of-the-art 60,000 square foot paint facility in July 2019. Using robotic technology, the paint facility is designed to paint a bus three times faster than can be done manually, with a higher paint transfer rate and consistent, outstanding coverage. In keeping with Blue Bird's environmental awareness focus, the facility features a zero-to-landfill design. All paint over spray is captured, dried and sent to a power generation plant to be used as fuel.

•During fiscal 2023, we opened the new Electric Vehicle Build-up Center, a transformed 40,000 square foot facility at the Fort Valley, Georgia manufacturing plant, designed to meet increasing demand for electric school buses.

5.Access to Capital — We refinanced our term debt with substantially better terms in November 2023 via execution of the 2023 Credit Agreement (as defined below), which also provides total revolving commitments of $150.0 million. Additional details and discussion of this debt facility can be found in the "Liquidity and Capital Resources" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

In fiscal 2023, we sold 8,514 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 99% of our buses sold in fiscal 2023 were sold through distributors and dealers. The Company holds no equity or control position in any of the distributors or dealers.

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

The Blue Bird Micro Bird by Girardin Type A bus is produced through Micro Bird Holdings, Inc., an unconsolidated Canadian joint venture with Girardin Minibus JV Inc. (“Micro Bird”), and is sold through our dealer network. This is a smaller bus than the Type C or Type D bus and is produced on a traditional chassis provided by either Ford or GM or on an electric chassis produced by a Micro Bird subsidiary.

Parts Segment

Parts are key for routine maintenance, replacement of parts that are damaged in service, and replacement of parts that suffer from wear and tear throughout the useful life of the vehicle.

In fiscal 2023, parts sales represented 8.7% of Company net sales.

We maintain a parts distribution center in Delaware, Ohio that fills demand for our Company specific and all-makes parts. Additional demand for parts is fulfilled by drop ship and direct sales. To fulfill demand for parts that are not maintained at the distribution center, we are linked to approximately 40 suppliers that ship directly to dealers and independent service centers.

Our network of dealers and authorized repair centers operate over 200 locations to support the fleet across the U.S. and Canada, the majority of which are owned by independent operators, to complement their primary locations. Field service engineers provide technical support to our dealer network. Service engineers are strategically placed throughout the U.S. and Canada to better serve both dealers and end-customers. The network leverages our parts inventory, technical training, and online warranty network to address customer service needs.

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

The U.S. and Canadian school bus industry for Type C and Type D buses has averaged approximately 30,600 unit sales annually between 1985 and 2023. Unit sales for 2023 are projected to be about 29,000, an increase of 21.3% when compared with 2022. Both fiscal years were impacted by supply chain constraints that resulted in shortages of critical components that hindered the production of units across the school bus industry to meet strong demand for buses.
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

The school bus industry fully recovered from the downturn in 2010-2011 and from 2016 to 2019 had been operating at levels approximately 10% higher than the long-term average, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. In 2020, countermeasures taken to battle the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal year ended October 3, 2020 ("fiscal 2020") that continued into the first half of fiscal 2021. However, demand for Type C and Type D school buses strengthened substantially throughout 2021 as COVID-19 vaccines were administered and many school jurisdictions returned to in-person learning environments. Nonetheless, subsequent supply chain shortages for certain components, such as microchips and products containing resins, that are critical to the manufacture of school buses, depressed sales during the latter half of fiscal 2021 and throughout fiscal 2022. Although management began to see improvements in the challenges caused by supply chain disruptions during fiscal 2023, there were still occasional shortages of certain components, as well as ongoing increases in raw materials costs.

Our management believes, based on our models, that Type C and Type D school bus registrations will return to a similar level as has been experienced over recent pre-pandemic years (2016-2019) once the supply chain constraints are fully addressed. We believe that (i) since the start of the pandemic and continuing through the subsequent period that has been significantly impacted by supply chain disruptions (i.e., the cumulative period beginning in the last half of fiscal 2020 and continuing through fiscal 2023), the industry has been operating below its historical long-term average of approximately 30,600 unit sales per year, (ii) there are over 146,000 buses in the U.S. and Canadian fleets that have been in service for 15 or more years, and (iii) the population of school age children is increasing.

Local property and municipal tax receipts are key drivers of school district transportation budgets. Budgets for school bus purchases are directly related to property tax receipts. Home prices have risen in recent years as home inventories have not met demand, inflation of building materials cost has increased cost of construction, and as home-buyers have taken advantage of historically low mortgage rates prior to 2023. However, the forecast for continued appreciation in housing prices is uncertain due to, among others, recent rises in mortgage rates and significant inflationary pressures that have reduced consumer purchasing power. Nonetheless, such challenges are not expected to have a significant effect on property tax receipts in the near-term due to the lag that occurs in tax authorities reflecting declining home prices in property tax invoices, and school transportation budgets are expected to directly benefit from larger municipal spending budgets. We believe that incremental demand may be achieved as a result of (i) the average age of a school bus in service and (ii) an increased student population (based on information from the most recent National Center of Education Studies Projection of Education Statistics, we expect total student enrollment in the U.S. to increase by 2%, or 1 million students, from 2016 to 2028).

In addition to strong property tax collections, additional funding for school buses is being made available in connection with the Volkswagen ("VW") settlement with the U.S. Government in regard to emissions violations. Of the $14.7 billion in settlement funds, $2.9 billion was allocated to the VW Diesel Emissions Environmental Mitigation Trust for state government projects to reduce NOx output from ten categories; school buses are one of the ten categories. Of the grants awarded thus far, over $160 million has been issued to school bus projects and several states are continuing and/or increasing their focus on similar projects. Given the historical trend and future projections, we expect as much as $1 billion in additional VW settlement funds may ultimately be allocated, or have a high probability of allocation, to the purchases of "cleaner running" school buses through 2028.
Beyond the VW funds, traditional grant programs are expected to continue, including the U.S Environmental Protection Agency ("EPA") National Clean Diesel Program and its various state versions. These are valuable programs for potential propane engine platform sales, as annual budgets for these programs usually range from $40.0 to $100.0 million. Additionally, in November 2020, the Bezos Earth Fund awarded a grant of $100 million, to be disbursed over a five-year period, to the World Resources Institute, a global research organization that focuses on climate initiatives, among others. A portion of this grant will be used to accelerate the adoption of zero emission school buses in the U.S.
In mid-November 2021, the U.S. Infrastructure Investment and Jobs Act ("IIJA") was signed into law. The IIJA allocates $5 billion of federal funds to help local school jurisdictions purchase zero and low emission school buses over five years. Specifically, $2.5 billion of the funds are allocated solely for the purchase of electric powered buses, while the remaining $2.5 billion of funds are allocated for the purchase of low and zero emission school buses, including buses that are propane or electric powered. In October 2022, the EPA announced the awarding of approximately $913 million from the IIJA as part of its first round of funding for the Clean School Bus Rebate Program. Although the EPA has not yet released the final count of school buses that were awarded during the first round, it is estimated that approximately 2,000 zero and low emission school buses were ordered by awardees. The Company received orders for over 500 school buses, or approximately 25% of the estimated total.

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
Finally, in April 2023, the EPA released a second round of funding for the Clean School Bus Rebate Program, which made $400 million available in the form of competitive grants. The Company and its dealer network submitted grant applications on behalf of certain school district customers and also assisted certain other school district customers with completing and submitting their own grant applications. Awarding of grants is anticipated to begin in December 2023, with management estimating, based on the Company's historical market share as well as the number of school bus manufacturers competing for these orders, that the Company's share could approximate 25% or more.
We believe our leadership in alternative power options, coupled with this external funding, provides a strong foundation to continue to increase sales of our propane, gasoline and electric powered bus platforms.
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

Alternative powered bus leadership. We believe we are the market leader in propane, gasoline and electric powered buses, having sold approximately 64% of all alternative powered school buses from fiscal 2014 through fiscal 2023. In fiscal 2023, we sold 5,283 propane, gasoline, compressed natural gas ("CNG") and electric powered buses, an increase of 33% when compared with the prior year, as market demand for alternative powered buses remained robust. To maintain our leadership position, we continue to expand the available features requested by our customers and during fiscal 2022, added a hydraulic braking system with electronic stability control and a fuel-fired heater for cold-weather markets to our Type C electric powered bus offering. Additionally, during fiscal 2023, we opened the new Electric Vehicle Build-up Center, a transformed 40,000 square foot facility at the Fort Valley, Georgia manufacturing plant, designed to meet increasing demand for electric school buses.

Innovative product leadership. We believe we have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first unique school bus chassis and the first OEM-manufactured propane powered bus. In fiscal 2016, years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford engine and transmission and Roush CleanTech fuel usage evaporative emissions certification) and we were first-to-market with electronic stability control. In fiscal 2018, we sold our first Type D electric vehicles and in the fiscal year ended September 28, 2019 ("fiscal 2019"), we introduced our Type C electric vehicle. In fiscal 2023, we sold 546 Type C and Type D electric vehicles.

Strong distribution model. We have built an extensive, experienced network of over 70 dealer locations to distribute our buses across the U.S. and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 31 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,574 employees who support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the U.S. and Canadian school bus and heavy-duty vehicle industries.

Sales Volume

In fiscal 2023, we sold 8,514 Type C and Type D buses, including 8,410 school buses, 61 commercial buses, 16 export buses and 27 Government Services Administration ("GSA") buses. Our Type C school bus accounted for 87% of unit sales and our Type D school bus accounted for 12% of unit sales. Commercial, GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 1% of unit sales.

Our Dealer Network

In fiscal 2023, we sold approximately 99% of our vehicles through our U.S. and Canadian dealer network, currently consisting of over 70 dealer locations that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the U.S. and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

Our dealers have access to financing through a financing product maintained by an independent third party, Huntington Distribution Finance, Inc. ("Huntington"). We do not assume any balance sheet risk with respect to this type of financing and do not receive any direct economic benefit from Huntington.

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

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At September 30, 2023, we had in place long-term supply contracts (addressing both component price and supply) covering nearly 69% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

As a result of ongoing supply chain disruptions that began in the latter half of fiscal 2021 and continued throughout fiscal 2023, we have experienced significant supplier shortages of critical components, which prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during fiscal 2021, fiscal 2022 and, to a lesser extent, fiscal 2023. For further details and discussion about the impact of these supply chain disruptions, refer to the "Impacts of COVID-19 and Subsequent Supply Chain Constraints on Our Business" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The U.S. and Canadian school bus industry is highly competitive. Our two principal competitors are Thomas Built Bus and IC Bus. Thomas Built Bus is a subsidiary of Daimler Trucks North America and IC Bus is a subsidiary of Navistar, Inc.

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

Facilities

Our corporate headquarters are located in Macon, Georgia and we have an additional office in Troy, Michigan. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.3 million square feet), Troy, Michigan (approximately 5 thousand square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.2 million square feet) in Drummondville, Quebec, Canada.

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

Employees

At September 30, 2023, we employed 1,830 employees, of which 1,829 were full-time.

On May 22, 2023, the National Labor Relations Board (“NLRB”) certified the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (“USW”) as the exclusive bargaining representative for a bargaining unit of the Company’s full-time and regular part-time production, maintenance, quality control, and warehouse employees at the Company’s Fort Valley and Macon, Georgia locations, with certain exceptions. The bargaining unit consists of approximately 1,400 employees. As a result, the Company is obligated to bargain with the USW as the bargaining representative for employees within the designated bargaining unit. The Company has recently commenced bargaining sessions and thus, has not yet entered into any collective bargaining agreement as of September 30, 2023.

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

•caused significant disruptions in global supply chains primarily impacting the Company beginning during the second half of fiscal 2021, all of fiscal 2022 and continuing, to a lesser extent, throughout fiscal 2023;

•significantly altered global consumer demand;

•halted a material number of global manufacturing operations resulting from permanent and temporary plant shut-downs; and

•changed global workplace conditions resulting from "shelter-in-place" orders and "work from home" employer policies.

The degree to which the COVID-19 pandemic and other future outbreaks could impact our future business, results of operations and financial condition depends on future developments, which are uncertain, including but not limited to the duration, spread and severity of future outbreaks, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent business, economic and social activity and conditions are disrupted. We are similarly unable to predict the extent to which any future COVID-19 outbreaks could impact our customers, suppliers and other partners and their financial conditions, but adverse effects on these parties would likely also adversely affect us. Finally, the threat of future COVID-19 outbreaks makes it challenging for management to estimate the future performance of our business.

While the reduction in the demand of school buses resulting from the COVID-19 pandemic began subsiding around the middle of calendar year 2021, the industry began experiencing significant supply chain constraints resulting from, among others, labor shortages due to the ‘great resignation;’ the lack of maintenance on, and acquisition of, capital assets during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions had a significant adverse impact our operations and results due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and hindered ability to complete the production of buses to fulfill sales orders, primarily during the latter half of fiscal 2021 and most of fiscal 2022. The continuing development and fluidity of COVID-19 outbreaks and subsequent supply chain constraints precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

Reduced profitability and liquidity, resulting in the restructuring of our credit facilities, and/or inadequate access to credit and capital markets

The COVID-19 pandemic and subsequent supply chain disruption have materially adversely impacted global commercial activity and contributed to significant volatility in financial markets. The supply chain constraints, including the resulting inflationary environment that has developed, continue to have a material adverse impact on economic and market conditions, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity.

Future COVID-19 outbreaks and/or continuing supply chain constraints could cause a more severe contraction in our profits and/or liquidity, which could lead to issues complying with the financial covenants in our credit facility. Beginning in the fiscal year ending September 28, 2024 ("fiscal 2024") and thereafter, our primary financial covenants are (i) a pro forma Total Net Leverage Ratio ("TNLR"), defined as the ratio of consolidated net debt to consolidated EBITDA (which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform) on a trailing four quarter basis, of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the 2023 Credit Agreement, which is discussed below) of not less than 1.20:1.00. If we are not able to comply with such covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We can offer no assurances that we would be successful in amending or refinancing the debt. An amendment or refinancing of our debt could lead to higher interest rates and possible up-front expenses not included in our historical financial statements.

The military conflict in Ukraine, and future military conflicts in other countries, could cause additional supply chain disruptions that could have a material adverse impact on our business, results of operations, financial condition and cash flows.

During fiscal 2022 and fiscal 2023, the ongoing pressure on the global supply chain was further exacerbated as a result of Russia’s invasion of Ukraine towards the end of February 2022. Both countries have large quantities of minerals and other natural resources that impact commodity costs, such as diesel fuel, steel, rubber and resin, among others, and the conflict has further restricted access to inventory that is at least partially dependent upon such commodities, primarily for the Company’s suppliers. Such restricted access has, in certain cases, limited our ability to obtain critical component parts and/or resulted in us paying premium prices for freight and to access the limited supply of inventory. The degree to which this conflict impacts our future business, results of operations, financial condition and cash flows will depend on future developments, which are uncertain, including but not limited to the duration of, potential spread and severity of, and additional governmental actions in response to, the conflict and when and to what extent normal business and economic activity and conditions resume and continue without further disruption.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by Navistar, Inc.), which, at the consolidated level, have potential access to more technical, financial and marketing resources than the Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell electric powered school buses. This brings both competitors into direct competition with our electric powered product offerings. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the U.S. to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales, profitability and cash flows.

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

Customers historically have replaced school buses in lengthy cycles. Moreover, weak macroeconomic conditions can adversely affect demand for new school buses and lead to an overall aging of school bus fleets beyond a typical replacement cycle. To the extent the increase in school bus demand is attributable to pent-up demand rather than overall economic growth, future school bus sales may lag behind improvements in general economic conditions or property tax levels. During downturns, we may find it necessary to reduce line rates and employee levels due to lower overall demand. An economic downturn may reduce, and in the past, including during the first half of fiscal 2021, has reduced, demand for school buses, resulting in lower sales volumes, lower prices and decreased profits.

Primarily as a result of the historical seasonal nature of our business, we may operate with negative working capital for significant portions of our fiscal year. During economic downturns, this tends to result in our utilizing a substantial portion of our cash reserves.

Our ability to sell our products may be negatively affected by trade policies and tariffs.

We import some of our components from China and other foreign countries. Our purchases may be subject to the effects of the U.S. trade policy, including the imposition of tariffs and anti-dumping/countervailing duties on these components. We can provide no assurance that our ability to sell our products at reasonable margins will not be impaired by the imposition of tariffs or other changes in trade policy which may make it more difficult or more expensive to purchase our products.

At times we enter into firm fixed-price school bus sales contracts without price escalation clauses that could subject us to reduced gross profits or losses if we have cost overruns or if our costs increase.

We sometimes provide fixed-price bids on potential school bus orders months before the expected delivery date. Also, a substantial amount of time may lapse between the bid date and the date that a school bus sales contract containing a fixed price is executed. The sales bids historically have not included price escalation provisions to account for economic fluctuations between the bid date and delivery date. As a result, we have historically been unable to pass along to our customers increased costs due to economic fluctuations between these dates as was the case during the second half of fiscal 2021, all of fiscal 2022 and the first quarter of fiscal 2023, which is generally not expected to continue as the Company now includes price escalation provisions when bidding on contracts. However, once a sales contract containing a fixed bus price is executed with a customer, we are generally unable to pass along increased costs resulting from economic fluctuations between the contract date and delivery date. We generally purchase steel at fixed prices up to four quarters in advance, with larger quantities subject to fixed price purchase contracts in the more immediate upcoming quarters with quantities decreasing in later quarters, but because we usually do not hedge our other primary raw materials (rubber, aluminum and copper), changes in prices of raw materials can significantly impact operating margins. Our actual costs and any gross profit realized on fixed-price sales contracts could vary from the estimated costs on which these contracts were originally based.

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

We have substantial indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We can provide no assurance that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities for growth, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

In addition, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured and/or unsecured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness, including our ability to service our indebtedness.

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

While we have enjoyed good relations and a collaborative approach with our work force, employment relationships can deteriorate over time. Given the extent to which we rely on our employees, any significant deterioration in our relationships with our key employees or overall workforce could materially harm us. Work stoppages or instability in our relationships with our employees could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our operations. In addition, local economic conditions in the Central Georgia area (where our principal manufacturing facilities are located) may impact our ability to attract and retain qualified personnel.

The ability to negotiate a collective bargaining agreement on terms that are favorable to the Company is uncertain and the final terms of, and costs associated with, the collective bargaining agreement could adversely affect our business, cash flow, results of operations and financial condition.

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

We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing and collection of payments from our dealer network and customers. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information of our dealers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology systems. The secure operation of these information technology systems, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology systems and networks may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, hardware failures, software errors, third-party service provider outages, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our systems and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in technology. Our insurance coverage may not be available or adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

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

At September 30, 2023, approximately 20% of our common stock was owned by ASP, an affiliate of American Securities LLC ("American Securities"). As a result, American Securities has the ability to significantly influence the outcome of corporate actions of our Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Shares of our common stock are reserved for current and future issuance, which would have the effect of diluting the existing shareholders.

On May 28, 2015 and March 12, 2020, we registered 3,700,000 and 1,500,000 common stock shares, respectively, representing the shares of common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At September 30, 2023, there were 718,034 common stock shares remaining to be issued under the Incentive Plan.

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

Additionally, on November 16, 2021, we filed a Registration Statement on Form S-3 that allows the Company to sell up to $200.0 million in the aggregate of any combination of several different types of securities, including shares of common stock, from time to time in one or more offerings. The number of shares is indeterminable and is dependent on whether or not common stock is a security being sold in a future offering and, if so, the amount of capital we are attempting to raise and the price at which the shares of common stock can be sold. Any such sale of shares may also be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The information to be furnished under this item is not required with respect to the fiscal year ended September 30, 2023.

Item 2.     Properties

Our corporate headquarters are located in Macon, Georgia and we have an additional office in Troy, Michigan. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.3 million square feet), Troy, Michigan (approximately 5 thousand square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.2 million square feet) in Drummondville, Quebec, Canada.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD.” At December 7, 2023, there were 71 holders of record of the Company’s common stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at September 30, 2023, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	387,796	$17.81	718,034
(1)    There are no equity compensation plans not approved by stockholders.
(2)    Securities available for future issuance may take the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards, and/or other stock-based awards.

Performance Graph

The following performance graph and related information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Russell 3000 Index as the broad-based index. The following stock performance graph compares the total stockholder return of an investment of $100 in cash from September 29, 2018 through September 30, 2023.

Stock Performance Graph
175
150
125
100
75
50
25
Index Value
September 29, 2018
September 28, 2019
October 3, 2020
October 2, 2021
October 1, 2022
September 30, 2023
Blue Bird Corporation
Russell 3000
Peer Group (1)

	Cumulative Total Return
	September 29, 2018	September 28, 2019	October 3, 2020	October 2, 2021	October 1, 2022	September 30, 2023
Blue Bird Corporation	100	78	49	87	34	87
Russell 3000	100	100	114	150	120	143
Peer Group	100	82	89	129	84	111

(1) Peer Group
Astec Industries Inc.	Commercial Vehicle Group Inc.	Douglas Dynamics, Inc.
Federal Signal Corp.	NFI Group Inc.	Rev Group Inc.
The Shyft Group, Inc.	Thor Industries Inc.	Wabash National Corp

Other than Lion Electric Company, Blue Bird is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle OEMs and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird. While Lion Electric Company is within Blue Bird's peer group, it is not included in the chart above as it has only been publicly traded since May 2021. Additionally, NFI Group Inc. is traded on the Toronto Stock Exchange in Canadian Dollars. The hypothetical investment in NFI Group Inc. assumes investing $100 U.S. Dollars to acquire shares on September 29, 2018. The value of such shares at each of the above dates is then translated from Canadian Dollars to U.S. Dollars for inclusion in the peer group index.

Item 6.     [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the principal manufacturer of chassis and body production specifically designed for school bus applications in the U.S., Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability and, during more normal times, efficiency and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane, gasoline and electric powered school buses.

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

Impacts of COVID-19 and Subsequent Supply Chain Constraints on Our Business

Beginning in our second quarter of fiscal 2020, COVID-19 began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued into the early months of calendar year 2021. Countermeasures taken to address the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal 2020.

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

Shortages of key components during the second half of fiscal 2021 and most of fiscal 2022 hindered the Company's ability to complete the production of buses to fulfill sales orders, which had a significant, adverse impact on the Company's revenues during these periods. The Company also experienced significant increased purchase costs for many of its raw materials as a result of supply chain disruptions over these same periods and continuing, to a lesser extent, into fiscal 2023 that have negatively impacted the gross profit it recognized on sales. In response, beginning in July 2021 and continuing throughout fiscal 2022, the Company announced a number of sales price increases that applied to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Additionally, during fiscal 2022, the Company began including price escalation provisions when bidding on contracts so that it could consider economic fluctuations between the bid date and the contract date to determine whether increased costs should be passed along to customers. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they had a positive impact on sales and gross profit during the remainder of fiscal 2023, as the Company fulfilled sales orders (i) from the backlog existing as of the end of fiscal 2022 and (ii) that were taken during fiscal 2023, both of which contained most or all of the cumulative sales price increases that have been announced since July 2021.

New bus orders during fiscal 2023 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses during the latter half of fiscal 2021 and most of fiscal 2022. Accordingly, the Company's backlog remained strong at approximately 4,600 units as of September 30, 2023 despite it selling over 8,500 units during fiscal 2023, the majority of which were included in the backlog that existed as of October 1, 2022.

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

The COVID-19 pandemic and subsequent supply chain constraints have resulted, and could continue to result, in significant economic disruption and have adversely affected our business. They could adversely impact our business in fiscal 2024 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of any future COVID-19 outbreaks and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any demand reductions, production and supply chain disruptions, and related financial impacts on our business cannot be estimated at this time.

The impacts from the COVID-19 pandemic and subsequent supply chain constraints on the Company's business and operations during the second half of fiscal 2020 and continuing into fiscal 2023 negatively affected our revenues, gross profit, income and cash flows. We continue to monitor and assess the level of future customer demand, the ability of school boards to maintain normal in-person learning in the foreseeable future, the ability of suppliers to maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs, the ability of our employees to continue to work, and our ability to maintain continuous production. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to the COVID-19 pandemic.

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

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant increase in the price of steel from $1,057 per ton the third week of February 2022 to as high as $1,492 per ton the third week of April 2022 before finally decreasing to an average of $1,078 per ton the last two weeks of June 2022 and continuing to decline to $791 per ton the last week in September 2022. During fiscal 2023, the decrease in the price of steel continued during the first quarter to $664 per ton the last week in December 2022 but began to increase significantly during the second quarter to $1,152 per ton the last week in March 2023 before slowly decreasing during the third and fourth quarters to $878 and $666 per ton the last weeks in June 2023 and September 2023, respectively (source for all per ton prices: sheet prices published by the CRU Index every Wednesday that provide price benchmarking in North America for U.S. Midwest Domestic Hot-Rolled Coil Steel). While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased up to four quarters in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel increased the price that they charge the Company to acquire such inventory, primarily on a lagged basis, during the latter half of fiscal 2022 and into fiscal 2023, as applicable. These inventory costs impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, which increased from $4.055 per gallon the week ending February 21, 2022 to as high as $5.810 per gallon the week ending June 20, 2022, before decreasing slightly throughout the remainder of our fiscal 2022 to $4.889 per gallon the week ending September 26, 2022 and fluctuating within a range from $5.341 and $3.767 per gallon during fiscal 2023 (source: U.S Energy Information Administration - Weekly U.S. No 2 Diesel Retail Prices). These increases have significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires. Additionally, such increases are generally implemented with very little lag so that they impact the purchase cost of inventory and cash flows on an almost real-time basis.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict has increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of fiscal 2022 and continuing into fiscal 2023. Because peace negotiations do not appear to be productive and because Russia has announced its intention to continue military operations in Ukraine in the immediate term, we currently believe that this matter will continue to adversely impact our business into fiscal 2024 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and, more recently, Russia's invasion of Ukraine, have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022, and continuing, to a lesser extent, throughout fiscal 2023. In response, the Company announced a number of sales price increases that applied to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases were generally not realized in the first half of fiscal 2022 as sales recorded during such quarters related to the backlog of orders that existed prior, and therefore were not subject, to the price increases. While they began to impact sales and gross profit in the latter half of fiscal 2022, such impact did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they had a positive impact on sales and gross profit during the remainder of fiscal 2023, as the Company fulfilled sales orders (i) from the backlog existing as of the end of fiscal 2022 that originated more recently (i.e., during the latter months of fiscal 2022) and (ii) that were taken during fiscal 2023, both of which contained most or all of the cumulative sales price increases that have been announced since July 2021.

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

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The consolidated financial statements included in this Report in Item 8. "Financial Statements and Supplementary Data" are prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA,” “Adjusted EBITDA Margin,” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the Board of Directors to determine (a) the annual cash bonus payouts, if any, to be made to certain members of management based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Amended Credit Agreement (defined below) that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the TNLR, as and when applicable, which is also utilized in determining the interest rate we pay on borrowings under our Amended Credit Agreement or 2023 Credit Agreement, as applicable (both defined below). Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

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

Consolidated Results of Operations for the fiscal years ended September 30, 2023 and October 1, 2022:

(in thousands)	2023	2022
Net sales	$1,132,793	$800,637
Cost of goods sold	993,943	764,091
Gross profit	$138,850	$36,546
Operating expenses
Selling, general and administrative expenses	87,193	77,246
Operating profit (loss)	$51,657	$(40,700)
Interest expense	(18,012)	(14,675)
Interest income	1,004	9
Other (expense) income, net	(8,307)	2,947
Loss on debt modification	(537)	(632)
Income (loss) before income taxes	$25,805	$(53,051)
Income tax (expense) benefit	(8,953)	11,451
Equity in net income (loss) of non-consolidated affiliate	6,960	(4,159)
Net income (loss)	$23,812	$(45,759)
Other financial data:
Adjusted EBITDA	$87,927	$(14,746)
Adjusted EBITDA Margin	7.8%	(1.8)%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2023	2022
Net Sales by Segment
Bus	$1,034,625	$723,505
Parts	98,168	77,132
Total	$1,132,793	$800,637

Gross Profit by Segment
Bus	$91,003	$5,065
Parts	47,847	31,481
Total	$138,850	$36,546

Net sales. Net sales were $1,132.8 million for fiscal 2023, an increase of $332.2 million, or 41.5%, compared to $800.6 million for fiscal 2022. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs. Significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout fiscal 2022. However, during fiscal 2023, supply chain constraints began to improve slightly, allowing for increased production during fiscal 2023 compared to fiscal 2022.

Bus sales increased $311.1 million, or 43.0%, reflecting an increase in units booked and a 14.6% increase in average sales price per unit. In fiscal 2023, 8,514 units were booked compared to 6,822 units booked for fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in fiscal 2022. The 14.6% increase in average sales price per unit reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $21.0 million, or 27.3%, for fiscal 2023 compared to fiscal 2022. This increase is primarily attributed to pricing actions taken by management to offset increases in purchased parts costs and increased inventory availability as supply chain constraints began to improve during fiscal 2023 relative to fiscal 2022.

Cost of goods sold. Total cost of goods sold was $993.9 million for fiscal 2023, an increase of $229.9 million, or 30.1%, compared to $764.1 million for fiscal 2022. As a percentage of net sales, total cost of goods sold decreased from 95.4% to 87.7%.

Bus segment cost of goods sold increased $225.2 million, or 31.3%, for fiscal 2023 compared to fiscal 2022. The increase was primarily driven by the 24.8% increase in units booked during fiscal 2023 compared to fiscal 2022. Also contributing was increased inventory costs, as the average cost of goods sold per unit for fiscal 2023 was 5.2% higher compared to fiscal 2022, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components and freight.

The $4.7 million, or 10.2%, increase in parts segment cost of goods sold for fiscal 2023 compared to fiscal 2022 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit (loss). Operating profit was $51.7 million for fiscal 2023, an increase of $92.4 million, or 226.9%, compared to $40.7 million of operating loss for fiscal 2022. Profitability was primarily impacted by an increase of $102.3 million in gross profit, as outlined in the revenue and cost of goods sold discussions above. The increase in gross profit was partially offset by an increase of $9.9 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $18.0 million for fiscal 2023, an increase of $3.3 million, or 22.7%, compared to $14.7 million for fiscal 2022. The increase was primarily attributable to an increase in the stated term loan interest rate from 7.9% at October 1, 2022 to 10.0% at September 30, 2023 (which was higher for much of fiscal 2023 due to the spread we pay above the market rate, which is dependent on our TNLR at the end of each fiscal quarter), which was partially offset by lower borrowings during fiscal 2023 when compared with fiscal 2022.

Other expense/income, net. Other expense, net, was $8.3 million for fiscal 2023, a change of $11.3 million, or 381.9%, compared to $2.9 million of other income, net, in fiscal 2022. We recorded $0.7 million of net periodic pension expense during fiscal 2023 when compared with $3.0 million of net periodic pension income recorded during the fiscal 2022.

Additionally, on June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A ("Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share. On September 11, 2023, the Company entered into another underwriting agreement with Barclays Capital, Inc., and the Selling Stockholders, pursuant to which the Selling Stockholders agreed to sell 2,500,000 shares of common stock, at a purchase price of $21.00 per share (collectively, "Offerings").

The Offerings were conducted pursuant to prospectus supplements, dated June 7, 2023 and September 11, 2023, respectively, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offerings closed on June 12, 2023 and September 14, 2023, respectively. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings, which totaled $7.4 million during fiscal 2023, with no similar expense recorded during fiscal 2022.

Income taxes. Income tax expense was $9.0 million for fiscal 2023 compared to a benefit of $11.5 million for fiscal 2022.

The effective tax rate for fiscal 2023 differed from the statutory Federal income tax rate of 21.0%.  The increase in the effective tax rate to 34.7% was primarily due to the impacts of state taxes and certain permanent items on the Federal rate

The effective tax rate for fiscal 2022 differed from the statutory Federal income tax rate of 21.0%. The increase in the effective tax rate to 21.6% was primarily due to the impacts of state taxes on the Federal rate. This increase was partially offset by an increase in the valuation allowance.

Adjusted EBITDA. Adjusted EBITDA was $87.9 million, or 7.8% of net sales, for fiscal 2023, an increase of $102.7 million, or 696.3%, compared to $(14.7) million, or (1.8)% of net sales, for fiscal 2022. The increase in Adjusted EBITDA is primarily the result of a $69.6 million increase in net income, as a result of the factors discussed above, the corresponding $20.4 million increase in income tax expense, the $7.4 million in stockholder transaction costs that were incurred in fiscal 2023 with no similar costs incurred in fiscal 2022 and the $5.5 million increase in Micro Bird's total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense, which primarily resulted from a $4.2 million increase in income tax expense as a result of Micro Bird reporting net income during fiscal 2023 and a net loss in fiscal 2022.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the fiscal years presented (note that the fiscal 2022 column has been recast to include our proportionate share of Micro Bird's interest expense, net; income tax expense or benefit; depreciation expense and amortization expense to conform with (i) similar adjustments made relating to the Company's operating results and (ii) the fiscal 2023 presentation included below):

(in thousands)	2023	2022
Net income (loss)	$23,812	$(45,759)
Adjustments:
Interest expense, net (1)	17,380	14,973
Income tax expense (benefit)	8,953	(11,451)
Depreciation, amortization, and disposals (2)	17,914	15,212
Operational transformation initiatives	1,757	7,213
Loss on debt modification	537	632
Share-based compensation expense	4,173	3,690
Product redesign initiatives	—	549
Stockholder transaction costs	7,371	—
Other	574	285
Subtotal (Adjusted EBITDA as previously presented)	$82,471	$(14,656)
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	5,456	(90)
Adjusted EBITDA	$87,927	$(14,746)
Adjusted EBITDA Margin (percentage of net sales)	7.8%	(1.8)%

(1) Includes $0.4 million and $0.3 million for fiscal 2023 and 2022, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $1.8 million and $1.1 million for fiscal 2023 and 2022, respectively, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.

Consolidated Results of Operations for the fiscal years ended October 1, 2022 and October 2, 2021:

(in thousands)	2022	2021
Net sales	$800,637	$683,995
Cost of goods sold	764,091	611,854
Gross profit	$36,546	$72,141
Operating expenses
Selling, general and administrative expenses	77,246	65,619
Operating (loss) profit	$(40,700)	$6,522
Interest expense	(14,675)	(9,682)
Interest income	9	4
Other income, net	2,947	1,776
Loss on debt extinguishment	(632)	(598)
Loss before income taxes	$(53,051)	$(1,978)
Income tax benefit	11,451	1,191
Equity in net (loss) income of non-consolidated affiliate	(4,159)	498
Net loss	$(45,759)	$(289)
Other financial data:
Adjusted EBITDA	$(14,746)	$35,217
Adjusted EBITDA Margin	(1.8)%	5.1%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2022	2021
Net Sales by Segment
Bus	$723,505	$625,198
Parts	77,132	58,797
Total	$800,637	$683,995

Gross Profit by Segment
Bus	$5,065	$50,394
Parts	31,481	21,747
Total	$36,546	$72,141

Net sales. Net sales were $800.6 million for fiscal 2022, an increase of $116.6 million, or 17.1%, compared to $684.0 million for fiscal 2021. The increase in net sales is primarily due to product and mix changes as well as pricing actions taken by management in response to increased inventory purchase costs. During the first half of fiscal 2021, the COVID-19 pandemic caused many schools to shut down in-person learning, decreasing the demand for buses and related maintenance and replacement parts. However, by the third quarter of fiscal 2021, many schools began signaling a return to in-person learning by the beginning of the 2021/2022 school year (i.e., August and September 2021), resulting in a significant increase in the demand for buses and a corresponding increase in our net sales during the second half of fiscal 2021. Although schools generally continued to conduct in-person learning and demand for buses and related parts remained strong as indicated by our sales backlog, significant supply chain disruptions began limiting the availability of certain critical components primarily beginning towards the end of the third quarter of fiscal 2021 and continuing throughout fiscal 2022. Accordingly, such shortages limited the number of buses the Company could produce and deliver during this time period.

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

The effective tax rate for fiscal 2021 was 60.2%, which differed from the statutory Federal income tax rate of 21.0%. There were several items that increased the effective tax rate, including the impacts of tax credits, return to accrual adjustments, and state taxes on the Federal rate. These increases were partially offset by a change in uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA was $(14.7) million, or (1.8)% of net sales, for fiscal 2022, a decrease of $50.0 million, or 141.9%, compared to $35.2 million, or 5.1% of net sales, for fiscal 2021. The decrease in Adjusted EBITDA is primarily the result of a $45.5 million increase in net loss, as a result of the factors discussed above, and a decrease in share-based compensation expense of $2.2 million as the expense recorded in fiscal 2021 was impacted by the retirement of two members of the executive team with no similar activity in fiscal 2022.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the fiscal years presented (note that both columns in the below table have been recast to include our proportionate share of Micro Bird's interest expense, net; income tax expense or benefit; depreciation expense and amortization expense to conform with (i) similar adjustments made relating to the Company's operating results and (ii) the fiscal 2023 presentation included previously above):

(in thousands)	2022	2021
Net loss	$(45,759)	$(289)
Adjustments:
Interest expense, net (1)	14,973	10,010
Income tax benefit	(11,451)	(1,191)
Depreciation, amortization, and disposals (2)	15,212	13,642
Operational transformation initiatives	7,213	189
Loss on debt modification	632	598
Share-based compensation expense	3,690	5,938
Product redesign initiatives	549	3,483
Other	285	1,723
Subtotal (Adjusted EBITDA as previously presented)	$(14,656)	$34,103
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	(90)	1,114
Adjusted EBITDA	$(14,746)	$35,217
Adjusted EBITDA Margin (percentage of net sales)	(1.8)%	5.1%

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

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operations, available cash, and borrowings under the Amended Credit Agreement (defined below). At September 30, 2023, the Company had $79.0 million of available cash and cash equivalents (net of outstanding checks) and $83.7 million of additional borrowings available under the Revolving Credit Facility (defined below). The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Fifth Amended Credit Agreement

On September 2, 2022, the Company executed a fifth amendment and limited waiver to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement, Third Amended Credit Agreement and Fourth Amended Credit Agreement ("Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement, among other things, resulted in Borrower and administrative agent jointly electing an early opt-in to change one of the market interest rate indices that Borrower can elect to accrue interest on outstanding borrowings from LIBOR, which was discontinued subsequent to June 30, 2023, to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”). Such change became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date.

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

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and was adjusted, as applicable, in future fiscal quarters in accordance with the amended pricing grid set forth above.

Finally, the Company is required to deliver to the administrative agent, on a quarterly basis, a projected consolidated balance sheet and consolidated statements of projected operations and cash flows for the next four fiscal quarter period.

At September 30, 2023, the Borrower and the guarantors under the Amended Credit Agreement were in compliance with all covenants.

2023 Credit Agreement

On November 17, 2023 (the “2023 Closing Date”), Borrower executed a $250.0 million five-year credit agreement with Bank of Montreal, acting as administrative agent and an issuing bank; several joint lead arranger partners and issuing banks, including Bank of America; and a syndicate of other lenders (the "2023 Credit Agreement").

The credit facilities provided for under the 2023 Credit Agreement consist of a term loan facility in an aggregate initial principal amount of $100.0 million (the “2023 Term Loan Facility”) and a revolving credit facility with aggregate commitments of $150.0 million. The revolving credit facility includes a $25.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “2023 Revolving Credit Facility,” and together with the 2023 Term Loan Facility, each a “2023 Credit Facility” and collectively, the “2023 Credit Facilities”).

A minimum of $100.0 million of additional term loans and/or revolving credit commitments may be incurred under the 2023 Credit Agreement, subject to certain limitations as set forth in the 2023 Credit Agreement, and which additional loans and/or commitments would require further commitments from existing lenders or from new lenders.

Borrower has the right to prepay the loans outstanding under the 2023 Credit Facilities without premium or penalty (subject to customary breakage costs, if applicable). Additionally, proceeds from asset sales, condemnation, casualty insurance and/or debt issuances (in certain circumstances) are required to be used to prepay borrowings outstanding under the 2023 Credit Facilities. Borrowings under the 2023 Term Loan Facility, which were made at the 2023 Closing Date, may not be re-borrowed once they are repaid while borrowings under the 2023 Revolving Credit Facility may be repaid and reborrowed from time to time at our election.

The 2023 Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on March 30, 2024, with 5.0% of the $100.0 million aggregate principal amount of all initial term loans outstanding at the 2023 Closing Date payable each year prior to the maturity date of the 2023 Term Loan Facility. The remaining initial aggregate principal amount outstanding under the 2023 Term Loan Facility, as well as any outstanding borrowings under the 2023 Revolving Credit Facility, will be payable on the November 17, 2028 maturity date of the 2023 Credit Agreement.

The 2023 Credit Facilities are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries (subject to customary exceptions) and are secured by a security agreement which pledges a lien on virtually all of the assets of Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries, other than any owned or leased real property and subject to customary exceptions.

The $100.0 million of 2023 Term Loan Facility proceeds and $36.2 million of 2023 Revolving Credit Facility proceeds that were borrowed on the 2023 Closing Date were used to pay (i) the $131.8 million of Term Loan Facility indebtedness outstanding under the

Amended Credit Agreement (ii) interest and commitment fees accrued under the Amended Credit Agreement through the 2023 Closing Date and (iii) transaction costs associated with the consummation of the 2023 Credit Agreement.

Under the terms of the 2023 Credit Agreement, Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries are subject to customary affirmative and negative covenants and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

Borrowings under the 2023 Credit Facilities bear interest, at our option, at (i) base rate or (ii) SOFR plus 0.10%, plus an applicable margin depending on the TNLR of the Company as follows:

Level	Total Net Leverage Ratio	ABR Loans	SOFR Loans
I	Less than 1.00x	0.75%	1.75%
II	Greater than or equal to 1.00x and less than 1.50x	1.50%	2.50%
III	Greater than or equal to 1.50x and less than 2.25x	2.00%	3.00%
IV	Greater than or equal to 2.25x	2.25%	3.25%

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the 2023 Closing Date.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the 2023 Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The 2023 Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the 2023 Credit Agreement) of not less than 1.20:1.00.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our credit facility and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions, which were further exacerbated by Russia's invasion of Ukraine in February 2022, materially impacted our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing into fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during fiscal 2023. However, the higher costs charged by suppliers to procure inventory that continued into fiscal 2023 had a significant adverse impact on our operations and results. Specifically, such cost increases outpaced the increases in sales prices that we charged for the buses that were sold during the first quarter of fiscal 2023, many of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and the early months of fiscal 2022 that carried forward into fiscal 2023. During the remainder of fiscal 2023, the buses that were sold were generally included in the backlog of fixed price sales orders originating more recently (i.e., the latter months of fiscal 2022 and in fiscal 2023), with the cumulative increases in sales prices we charged for those buses generally outpacing the higher costs we paid to procure inventory, resulting in gross profit during the quarters. While the gross margin on bus sales during the second quarter of fiscal 2023 lagged the historical gross margin reported prior to the COVID-19 pandemic, it returned to more normal historical levels during the latter half of fiscal 2023. The development and fluidity of ongoing or future supply chain constraints preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. Also see "Impacts of COVID-19 and Subsequent Supply Chain Constraints on our Business" and "Impact of Russia's Invasion of Ukraine on Our Business" contained in this Item 7. for further discussion.

Future COVID-19 outbreaks and/or continuing supply chain constraints could cause a more severe contraction in our profits and/or liquidity which could lead to issues complying with our 2023 Credit Agreement covenants. Beginning in fiscal 2024 and thereafter, our primary financial covenants are a (i) pro forma TNLR, defined as the ratio of consolidated net debt to consolidated EBITDA (which is an adjusted EBITDA metric that could differ from Adjusted EBITDA appearing in the Company’s periodic filings on Form 10-K or Form 10-Q as the adjustments to the calculations are not uniform) on a trailing four quarter basis, of not greater than 3.00:1.00 and (ii) pro forma fixed charge coverage ratio (as defined in the 2023 Credit Agreement) of not less than 1.20:1.00. If we are not able to comply with such covenants, we may need to seek covenant relief or even refinance the debt to a "covenant light" or "no covenant" structure. We can offer no assurance that we would be successful in amending or refinancing our debt. An amendment or refinancing of our debt could lead to higher interest rates and possible up-front expenses than included in our historical financial statements.

Under the revised terms of the Sixth Amendment to the Credit Agreement, $19.8 million in principal payments were required to be repaid in fiscal 2024 with the remaining $112.0 million due in fiscal 2025. However, with the successful refinancing of our debt in November 2023 via the execution of the 2023 Credit Agreement, $3.8 million in principal payments are due in fiscal 2024, with $5.0 million in principal payments due in each of fiscal 2025 through 2028 and the remaining $76.2 million due upon maturity in fiscal 2029.

We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 0.3 years to 5.9 years with the option to extend leases for up to 0.3 years. Finance leases run through fiscal 2025 and have total payments of approximately $1.6 million, approximately $0.6 million of which is due in fiscal 2024. Operating leases have remaining terms up to 5.9 years and total payments of approximately $5.9 million, approximately $1.9 million of which is due in fiscal 2024.

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. At September 30, 2023, total purchase commitments were $109.2 million, of which all is expected to be paid in fiscal 2024.

On December 15, 2021, we issued and sold through a private placement an aggregate 4,687,500 shares of our common stock at $16.00 per share. The approximate $74.8 million of net proceeds that we received from this transaction were used to repay outstanding revolving borrowings as required by the terms of the Credit Agreement, which increased the available borrowing capacity of the Revolving Credit Facility that could be used for working capital and other general corporate purposes, including acquisitions, investments in technologies or businesses, operating expenses and capital expenditures. Refer to Note 13, Stockholders' (Deficit) Equity, to the Company’s consolidated financial statements for additional information regarding this transaction.

To increase our liquidity in future periods, we could pursue raising additional capital via an equity or debt offering utilizing a currently effective "shelf" registration statement. However, we can offer no assurance that we would be successful in raising this additional capital, which could also lead to increased expense and larger up-front fees when compared with our historical financial statements.
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

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2023	2022	2021
Cash and cash equivalents, beginning of year	$10,479	$11,709	$44,507
Total cash provided by (used in) operating activities	119,928	(24,437)	(54,241)
Total cash used in investing activities	(8,520)	(6,453)	(11,309)
Total cash (used in) provided by financing activities	(42,899)	29,660	32,752
Change in cash and cash equivalents	68,509	(1,230)	(32,798)
Cash and cash equivalents, end of year	$78,988	$10,479	$11,709

Total cash provided by (used in) operating activities

Cash flows provided by (used in) operating activities totaled $119.9 million for fiscal 2023 and $(24.4) million for fiscal 2022. The primary drivers of the $144.4 million increase were the following:

•A year over year increase of $69.6 million in net income.

•The effect of net changes in operating assets and liabilities positively impacted fiscal 2023 operating cash flows by $79.0 million compared to fiscal 2022. The primary drivers in this category were favorable changes in accounts receivable, inventory, and accrued expenses, pension and other liabilities of $2.5 million, $34.2 million, and $50.1 million respectively. These favorable changes were partially offset by unfavorable changes in accounts payable and other assets of $6.4 million and $1.5 million, respectively. At the end of fiscal 2022 and continuing into fiscal 2023, we became more efficient at managing supply chain disruptions, and thus building and selling buses. These efficiencies resulted in us consuming more inventory in production, which resulted in a decrease in the inventory balance at the end of fiscal 2023 (a net source of cash) when compared with an increase in the inventory balance at the end of fiscal 2022 (a net use of cash). The accounts payable balance is significantly influenced by the purchase of inventory that is required to produce buses during the last few weeks of each fiscal year. However, the supply chain disruptions that we experienced during fiscal 2022 resulted in us purchasing inventory (and therefore, increasing accounts payable) that was not consumed in the production process as we were missing certain critical components that prevented us from building and selling buses. Accordingly, the increase in the accounts payable balance (a net source of cash) was higher in fiscal 2022 than in fiscal 2023, which had an unfavorable impact on cash flows. Finally, in fiscal 2023 we began receiving deposits for school buses ordered under the terms the Clean School Bus Rebate Program, which provided a net source of cash year over year as there was no similar activity in fiscal 2022.

•The impact of non-cash items (net source of cash) was $4.2 million lower in fiscal 2023 compared to fiscal 2022. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of an $8.8 million lower of cost or net realizable value loss and $1.4 million fixed assets impairment, both present in fiscal 2022, with no similar losses in fiscal 2023, as well as an $11.1 million increase in equity in net income of non-consolidated affiliate, a $2.6 million decrease in amortization of deferred actuarial pension losses and a $1.9 million decrease in non-cash interest expense, in fiscal 2023 compared to fiscal 2022. These decreases were partially offset by a $19.1 million increase in deferred income tax expense and a $1.9 million increase in depreciation and amortization expense, in fiscal 2023 compared to fiscal 2022.

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

•The impact of non-cash items (net source of cash) was $6.3 million higher in fiscal 2022 compared to fiscal 2021. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of an $8.8 million increase in lower of cost or net realizable value loss, $4.7 million increase in equity in net loss of non-consolidated affiliate, $1.9 million increase in amortization of deferred actuarial pension losses, $1.4 million increase in fixed assets impairment, $0.6 million increase in depreciation and amortization expense, $0.6 million increase in non-cash interest expense, and $0.7 million decrease in gain on disposal of fixed assets, in fiscal 2022 compared to fiscal 2021. These increases were partially offset by a $2.2 million decrease in share-based compensation expense and a $10.1 million increase in deferred tax benefit, in fiscal 2022 compared to fiscal 2021.

Total cash used in investing activities

Cash flows used in investing activities totaled $8.5 million and $6.5 million for fiscal 2023 and fiscal 2022, respectively. The $2.1 million increase in cash used was primarily due to increased spending on fixed assets in fiscal 2023 as compared to fiscal 2022, as increased profitability in fiscal 2023 compared to fiscal 2022 allowed for more capital spending. During fiscal 2022, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Cash flows used in investing activities totaled $6.5 million and $11.3 million for fiscal 2022 and fiscal 2021, respectively. The $4.9 million decrease in cash used was primarily due to decreased spending on fixed assets in fiscal 2022 as compared to fiscal 2021.

Total cash (used in) provided by financing activities

Cash (used in) provided by financing activities totaled $(42.9) million for fiscal 2023 and $29.7 million for fiscal 2022. In fiscal 2022, the private placement sale of our common stock provided $74.8 million of net cash proceeds, with no similar activity in fiscal 2023. Also contributing to the increase in cash used was a $5.0 million increase in term loan repayments in fiscal 2023 compared to fiscal 2022. These were partially offset by a $5.0 million decrease in net revolving credit facility repayments, and a $1.3 million decrease in cash paid for the repurchase of shares of our common stock in connection with employee stock award exercises, in fiscal 2023 compared to fiscal 2022.

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

(in thousands)	2023	2022	2021
Total cash provided by (used in) operating activities	$119,928	$(24,437)	$(54,241)
Cash paid for fixed assets and acquired intangible assets	(8,520)	(6,453)	(12,212)
Free Cash Flow	$111,408	$(30,890)	$(66,453)

Free Cash Flow for fiscal 2023 was $142.3 million higher than for fiscal 2022, due to a $144.4 million increase in cash provided by (used in) operating activities, which was partially offset by a $2.1 million increase in cash paid for fixed assets, both as discussed above.

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

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $6.3 million at September 30, 2023, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

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

Self-Insurance Reserves

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The establishment of the reserves utilizing such estimates and assumptions is based on the premise that historical claims experience is indicative of current or future expected activity, which could differ significantly. At September 30, 2023 and October 1, 2022, reserves totaled approximately $6.2 million and $5.8 million, respectively.
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

The recorded balances for goodwill were $15.1 million and $3.7 million for the Bus and Parts segments, respectively, at both September 30, 2023 and October 1, 2022. The recorded balances for intangible assets were $45.4 million and $47.4 million at September 30, 2023 and October 1, 2022, respectively.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at September 30, 2023, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $4.6 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $5.0 million.

The projected benefit obligation for the pension plan was $108.4 million and $122.6 million at September 30, 2023 and October 1, 2022, respectively.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine the warranty reserve calculates the average expected future warranty claims using historical warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The establishment of the reserve utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity. Management believes the methodology is reasonable (i) since the Company's product offerings and manufacturing processes do not change quickly or significantly and (ii) given the significant investments that the Company has made, and expects to continue making, to improve the quality, reliability and safety of the school buses it manufactures. Accordingly, while management believes that this methodology provides an accurate reserve estimate, actual claims incurred could differ from the original estimates, requiring future adjustments. For example, at September 30, 2023, a 5% increase or decrease in the average lifetime historical warranty claims by body type, by month would increase or decrease accrued product warranty costs by approximately $0.8 million.

At September 30, 2023 and October 1, 2022, accrued product warranty costs totaled approximately $15.4 million and $16.0 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years. At September 30, 2023 and October 1, 2022, deferred tax liabilities totaled approximately $22.9 million and $22.0 million, respectively, while deferred tax assets totaled approximately $22.6 million and $32.9 million, respectively.

The Company recognizes uncertain tax positions based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There was no liability for uncertain tax positions at September 30, 2023 and $0.1 million at October 1, 2022.

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

Interest Rate Risk

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement, which exposes us to fluctuations in interest rates. We monitor and manage interest rate exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. However, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. Based upon the balance of term loan and revolving credit facility borrowings outstanding as of September 30, 2023, a one percent change in market interest rates would increase or decrease, as applicable, annual interest expense, and ultimately cash flows from operations, by approximately $1.3 million.

Commodity Risk

The Company and its suppliers incorporate raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities into its products. We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The sales bids historically have not included price escalation provisions to account for economic fluctuations between the bid date and the contract date. As a result, we have historically been unable to pass along increased costs due to economic fluctuations to our customers, which is not expected to continue as the Company now includes price escalation provisions when bidding on contracts. However, once a sales contract containing a fixed bus price is executed with a customer, we are generally unable to pass along increased costs resulting from economic fluctuations between the contract date and delivery date. We generally purchase steel up to four quarters in advance at fixed prices, but because we generally do not otherwise hedge steel or the other primary commodities we purchase (rubber, aluminum and copper), changes in prices of raw materials can significantly impact future operating margins.

Currency Risk

The Company transacts substantially all of its sales in U.S. Dollars. Our foreign customers have exposure to risks related to changes in foreign currency exchange rates on our sales in that region, due in part to the time that elapses between a fixed price order date and delivery/payment for the order. Foreign currency exchange rates can have material adverse effects on our foreign customers' ability to purchase our products. Therefore, at times, we may allow them to pay in their local currency and we may utilize derivative instruments to hedge changes in foreign currency exchange rates for those transactions.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) and subsidiaries as of September 30, 2023 and October 1, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 11, 2023 expressed an unqualified opinion thereon.

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

Evaluation of Warranty Reserve

As discussed in Note 2 to the consolidated financial statements, the Company's warranty reserve is calculated based on the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The total warranty reserve was $15.4 million as of September 30, 2023.

We identified the evaluation of the methodology, including the assumptions for the average warranty costs per unit and the payment patterns over the term of the warranty used in the evaluation of the warranty reserve as a critical audit matter.

The principle considerations for our determination were (i) the Company’s methodology and assumptions relating to the average warranty costs per unit and the payment patterns over the term of the warranty involved a higher degree of auditor judgment, and (ii) specialized actuarial skills were needed to assess the Company's process and evaluate the methodology and assumptions regarding the determination of the average expected warranty claims and the effect of those assumptions on the reserve.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls over the Company's warranty claim process, and controls over the data, inputs, and methodology and assumptions utilized to estimate the warranty reserve;

•Testing management's process used to develop the warranty reserve, including the mathematical accuracy of the calculation and the relevance, reliability, and appropriateness of the methodology and assumptions and the sources of data from which the assumptions were derived;

•Utilizing actuarial professionals with specialized knowledge and skills to assist in: (i) reviewing the Company’s actuarial methodology in calculating the warranty reserve, (ii) evaluating certain key assumptions related to the average warranty costs per unit and payment patterns over the term of the warranty, in the determination of the average expected warranty claims, and (iii) determining whether the methodology, assumptions, and calculation were consistent with historical evaluations and the aggregate impact of any changes to assumptions.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2016.

Atlanta, Georgia
December 11, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2023 and October 1, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and schedule and our report dated December 11, 2023 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Atlanta, Georgia
December 11, 2023

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	September 30, 2023	October 1, 2022
Assets
Current assets
Cash and cash equivalents	$78,988	$10,479
Accounts receivable, net	12,574	12,534
Inventories	135,286	142,977
Other current assets	9,215	8,486
Total current assets	$236,063	$174,476
Property, plant and equipment, net	95,101	100,608
Goodwill	18,825	18,825
Intangible assets, net	45,424	47,433
Equity investment in affiliate	17,619	10,659
Deferred tax assets	2,182	10,907
Finance lease right-of-use assets	1,034	1,736
Other assets	1,518	1,482
Total assets	$417,766	$366,126
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$137,140	$107,937
Warranty	6,711	6,685
Accrued expenses	32,894	16,386
Deferred warranty income	8,101	7,205
Finance lease obligations	583	566
Other current liabilities	24,391	6,195
Current portion of long-term debt	19,800	19,800
Total current liabilities	$229,620	$164,774
Long-term liabilities
Revolving credit facility	$—	$20,000
Long-term debt	110,544	130,390
Warranty	8,723	9,285
Deferred warranty income	15,022	11,590
Deferred tax liabilities	2,513	—
Finance lease obligations	987	1,574
Other liabilities	7,955	11,107
Pension	2,404	16,024
Total long-term liabilities	$148,148	$199,970
Guarantees, commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued with liquidation preference of $0 at September 30, 2023 and October 1, 2022	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,165,225 and 32,024,911 shares outstanding at September 30, 2023 and October 1, 2022, respectively	3	3
Additional paid-in capital	177,861	173,103
Accumulated deficit	(55,700)	(79,512)
Accumulated other comprehensive loss	(31,884)	(41,930)
Treasury stock, at cost, 1,782,568 shares at September 30, 2023 and October 1, 2022	(50,282)	(50,282)
Total stockholders' equity	$39,998	$1,382
Total liabilities and stockholders' equity	$417,766	$366,126

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2023	2022	2021
Net sales	$1,132,793	$800,637	$683,995
Cost of goods sold	993,943	764,091	611,854
Gross profit	$138,850	$36,546	$72,141
Operating expenses
Selling, general and administrative expenses	87,193	77,246	65,619
Operating profit (loss)	$51,657	$(40,700)	$6,522
Interest expense	(18,012)	(14,675)	(9,682)
Interest income	1,004	9	4
Other (expense) income, net	(8,307)	2,947	1,776
Loss on debt modification	(537)	(632)	(598)
Income (loss) before income taxes	$25,805	$(53,051)	$(1,978)
Income tax (expense) benefit	(8,953)	11,451	1,191
Equity in net income (loss) of non-consolidated affiliate	6,960	(4,159)	498
Net income (loss)	$23,812	$(45,759)	$(289)

Earnings (loss) per share:

Basic weighted average shares outstanding	32,071,940	31,020,399	27,139,054
Diluted weighted average shares outstanding	32,258,652	31,020,399	27,139,054

Basic earnings (loss) per share	$0.74	$(1.48)	$(0.01)
Diluted earnings (loss) per share	$0.74	$(1.48)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in thousands)	2023	2022	2021
Net income (loss)	$23,812	$(45,759)	$(289)
Other comprehensive income, net of tax
Net change in defined benefit pension plan	10,046	2,864	13,603
Total other comprehensive income, net of tax	$10,046	$2,864	$13,603
Comprehensive income (loss)	$33,858	$(42,895)	$13,314

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$23,812	$(45,759)	$(289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,978	14,050	13,446
Non-cash interest expense	1,470	3,400	2,754
Share-based compensation expense	4,173	3,690	5,938
Equity in net (income) loss of non-consolidated affiliate	(6,960)	4,159	(498)
Loss (gain) on disposal of fixed assets	64	15	(679)
Impairment of fixed assets	—	1,354	—
Lower of cost or net realizable value loss	—	8,752	—
Deferred income tax expense (benefit)	8,065	(11,071)	(925)
Amortization of deferred actuarial pension losses	1,195	3,768	1,861
Loss on debt modification	537	632	598
Changes in assets and liabilities:
Accounts receivable	(40)	(2,567)	(2,345)
Inventories	7,691	(26,523)	(68,684)
Other assets	453	1,913	(409)
Accounts payable	28,712	35,075	14,081
Accrued expenses, pension and other liabilities	34,778	(15,325)	(19,090)
Total adjustments	$96,116	$21,322	$(53,952)
Total cash provided by (used in) operating activities	$119,928	$(24,437)	$(54,241)
Cash flows from investing activities
Cash paid for fixed assets	$(8,520)	$(6,453)	$(12,212)
Proceeds from sale of fixed assets	—	—	903
Total cash used in investing activities	$(8,520)	$(6,453)	$(11,309)
Cash flows from financing activities
Revolving credit facility borrowings	$45,000	$135,000	$117,000
Revolving credit facility repayments	(65,000)	(160,000)	(72,000)
Term loan repayments	(19,800)	(14,850)	(9,900)
Principal payments on finance leases	(570)	(1,132)	(1,294)
Cash paid for debt costs	(3,272)	(2,751)	(2,476)
Sale of common stock (Note 13)	—	75,000	—
Cash paid for common stock issuance costs (Note 13)	—	(202)	—
Repurchase of common stock in connection with stock award exercises	(376)	(1,708)	(517)
Cash received from stock option exercises	1,119	303	1,939
Total cash (used in) provided by financing activities	$(42,899)	$29,660	$32,752
Change in cash and cash equivalents	68,509	(1,230)	(32,798)
Cash and cash equivalents, beginning of year	10,479	11,709	44,507
Cash and cash equivalents, end of year	$78,988	$10,479	$11,709

	Fiscal Years Ended
(in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$15,049	$15,171	$11,568
Income tax (received) paid, net of tax refunds	(29)	(79)	31
Non-cash investing and financing activities:
Accrued capital additions to property, plant and equipment and other current assets for capitalized intangible assets	$941	$948	$587
Cashless exercise of stock options	—	—	2,299
Right-of-use assets obtained in exchange for operating lease obligations	626	1,424	62
Finance lease right-of-use assets removed due to non-renewal of lease	—	(2,451)	—
Finance lease obligations removed due to non-renewal of lease	—	2,593	—

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, October 3, 2020	27,048,404	$3	$88,910	—	$—	$(58,397)	$(33,464)	1,782,568	$(50,282)	$(53,230)
Restricted stock activity	36,404	—	(517)	—	—	—	—	—	—	(517)
Stock option activity	120,461	—	1,939	—	—	—	—	—	—	1,939
Share-based compensation expense	—	—	5,838	—	—	—	—	—	—	5,838
Net loss	—	—	—	—	—	—	(289)	—	—	(289)
Other comprehensive income, net of tax	—	—	—	—	—	13,603	—	—	—	13,603
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Private Placement (Note 13)	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	116,556	—	(1,688)	—	—	—	—	—	—	(1,688)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	3,539	—	—	—	—	—	—	3,539
Net loss	—	—	—	—	—	—	(45,759)	—	—	(45,759)
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	—	—	2,864
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	79,545	—	(376)	—	—	—	—	—	—	(376)
Stock option activity	60,769	—	1,119	—	—	—	—	—	—	1,119
Share-based compensation expense	—	—	4,015	—	—	—	—	—	—	4,015
Net income	—	—	—	—	—	—	23,812	—	—	23,812
Other comprehensive income, net of tax	—	—	—	—	—	10,046	—	—	—	10,046
Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998

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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021 are referred to herein as “fiscal 2023,” “fiscal 2022” and “fiscal 2021,” respectively. There were 52 weeks in fiscal 2023, fiscal 2022, and fiscal 2021.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on our Business

Towards the end of the second quarter of our fiscal year that ended October 3, 2020 (“fiscal 2020”), the novel coronavirus known as COVID-19 spread throughout the world, resulting in a global pandemic. Countermeasures taken to address the COVID-19 pandemic included virtual and hybrid schooling in many jurisdictions throughout the United States of America ("U.S.") and Canada. The uncertainty of when and how schools would open materially affected demand for new buses and replacement/maintenance parts during the second half of fiscal 2020 and first half of fiscal 2021, significantly impacting our business and operations.

Demand for school buses strengthened substantially during the second half of fiscal 2021 as COVID-19 vaccines were administered and many jurisdictions began preparing for a return to in-person learning environments for the new school year that began in mid-August to early September 2021. However, during this same period of time, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages; the lack of maintenance on, and acquisition of, capital assets by suppliers during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. These supply chain disruptions had a significant adverse impact our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders. Towards the end of fiscal 2022 and continuing into fiscal 2023, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders during fiscal 2023. However, the higher costs charged by suppliers to procure inventory that continued into fiscal 2023 had a significant adverse impact on our operations and results. Specifically, such cost increases outpaced the increases in sales prices that we charged for the buses that were sold during the first quarter of fiscal 2023, many of which were included in the backlog of fixed price sales orders originating in fiscal 2021 and the early months of fiscal 2022 that carried forward into fiscal 2023. During the remainder of fiscal 2023, the buses that were sold were generally included in the backlog of fixed price sales orders originating more recently (i.e., the latter months of fiscal 2022 and in fiscal 2023), with the cumulative increases in sales prices we charged for those buses generally outpacing the higher costs we paid to procure inventory, resulting in gross profit during the quarters. While the gross margin on bus sales during the second quarter of fiscal 2023 lagged the historical gross margin reported prior to the COVID-19 pandemic, it returned to more normal historical levels during the latter half of fiscal 2023.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $1.5 million and $1.4 million at September 30, 2023 and October 1, 2022, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $1.5 million, $1.5 million and $1.1 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2023. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in other comprehensive income (loss) certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other income (expense), net on our Consolidated Statements of Operations.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For fiscal 2023, fiscal 2022 and fiscal 2021, the Company expensed $6.6 million, $6.1 million and $5.2 million, respectively.

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

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. As discussed further in Note 11, Segment Information, the Company determined its operating and reportable segments to be Bus and Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the U.S., Canada and in certain limited international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers.

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

The above amendments were effective for all entities from March 12, 2020 through December 31, 2022. An entity could elect to apply the amendments to contract modifications on a (i) full retrospective basis as of any date from the beginning of an interim period that included or was subsequent to March 12, 2020 or (ii) prospective basis from any date within an interim period that included or was subsequent to March 12, 2020 through the date that the interim financial statements were issued or available to be issued.

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

With the maturity of the interest rate collar on September 30, 2022 (see Note 3) and execution of the Fifth Amended Credit Agreement (defined below) on September 2, 2022, which, among other things, changed one of the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date, the Company no longer has any contracts that reference LIBOR. The change in interest rate indices from LIBOR to SOFR occurred at the end of December 2022 when the LIBOR interest rate on outstanding borrowings on the fifth amendment effective date matured. At that time, the Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the consolidated financial statements.

Any recently issued accounting standards not identified above do not apply to the Company or the impact is expected to be immaterial.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	September 30, 2023	October 1, 2022
Accounts receivable	$12,674	$12,634
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$12,574	$12,534

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2023	2022	2021
Balance at beginning of period	$15,970	$18,550	$21,374
Add: current period accruals	9,084	7,348	6,920
Less: current period reductions of accrual	(9,620)	(9,928)	(9,744)
Balance at end of period	$15,434	$15,970	$18,550

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two years to five years, for the fiscal years presented:

(in thousands)	2023	2022	2021
Balance at beginning of period	$18,795	$20,144	$22,588
Add: current period deferred income	12,013	6,847	6,192
Less: current period recognition of income	(7,685)	(8,196)	(8,636)
Balance at end of period	$23,123	$18,795	$20,144

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $8.1 million of the outstanding contract liability in fiscal 2024, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of September 30, 2023 includes approximately $18.5 million of funds awarded by the U.S. Environmental Protection Agency in administering the U.S. Infrastructure Investment and Jobs Act (“IIJA”) that was signed into law in mid-November 2021. The IIJA allocates federal funds to help local school jurisdictions purchase zero and low emission school buses over a five year period. The Company recorded the receipt of these funds as deferred revenue and expects to recognize the vast majority of this amount as revenue during first half of fiscal 2024 as the underlying buses are produced and delivered.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	September 30, 2023	October 1, 2022
Current portion	$4,475	$3,996
Long-term portion	1,771	1,794
Total accrued self-insurance	$6,246	$5,790

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues recognized were $18.5 million, $16.0 million and $13.4 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The related cost of goods sold were $16.6 million, $14.3 million and $11.7 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Derivative Instruments

We are charged variable rates of interest on our indebtedness outstanding under the Amended Credit Agreement (defined in Note 8) which exposes us to fluctuations in interest rates. On October 24, 2018, the Company entered into a four year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar established a range where we paid the counterparty if the three month LIBOR rate fell below the established floor rate of 1.5%, and the counterparty paid us if the three month LIBOR rate exceeded the ceiling rate of 3.3%. The collar settled quarterly through the termination date of September 30, 2022. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the contracted ceiling or floor rates. Throughout much of fiscal 2021 and fiscal 2022, the three month LIBOR rate fell below the established floor, which required us to make $2.0 million and $1.2 million in total cash payments to the counterparty in each fiscal year, respectively.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	September 30, 2023	October 1, 2022
Raw materials	$88,116	$106,070
Work in process	45,875	35,398
Finished goods	1,295	1,509
Total inventories	$135,286	$142,977
At October 1, 2022, certain Bus segment inventory had an approximate $8.8 million cumulative cost in excess of net realizable value, which was recognized as a loss in fiscal 2022. No such cumulative cost in excess of net realizable value was present at September 30, 2023.

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	September 30, 2023	October 1, 2022
Land	$2,504	$2,504
Buildings	64,206	57,570
Machinery and equipment	115,248	105,789
Office furniture, equipment and other	2,355	2,276
Computer equipment and software	20,662	20,471
Construction in process	7,151	15,004
Property, plant and equipment, gross	212,126	203,614
Accumulated depreciation and amortization	(121,323)	(108,493)
Operating lease right-of-use assets (1)	4,298	5,487
Property, plant and equipment, net	$95,101	$100,608

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $13.3 million, $10.9 million, and $9.8 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

We capitalized $0.7 million of interest expense in fiscal 2023 related to the construction of plant manufacturing assets.

A $1.4 million impairment loss for certain equipment that is no longer used in the Bus segment production process was recognized in fiscal 2022. No impairment loss was recognized in fiscal 2023 or fiscal 2021.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
September 30, 2023
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

October 1, 2022
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of fiscal 2023 and fiscal 2022, we performed our annual impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	September 30, 2023			October 1, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$3,156	$—	$3,156	$3,016	$140
Finite lived: Customer relationships	37,425	31,817	5,608	37,425	29,948	7,477
Total amortized intangible assets	40,581	34,973	5,608	40,581	32,964	7,617
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$34,973	$45,424	$80,397	$32,964	$47,433

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of fiscal 2023 and fiscal 2022, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairment of our indefinite lived intangible has been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $2.0 million, $2.0 million, and $2.2 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Remaining amortization expense for finite lived intangible assets is expected to be as follows:

(in thousands)
Fiscal Years Ending	Amortization Expense
2024	$1,869
2025	1,869
2026	1,870
Total amortization expense	$5,608

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

The First Amended Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (which was subsequently amended as discussed below). In connection with the First Amended Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and are being amortized over the life of the Amended Credit Agreement (defined below) using the effective interest method.

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

Additional allowances were made in the Fourth Amended Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company was required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period could not cause the aggregate outstanding Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following the issuance and sale of $75.0 million of common stock in a private placement transaction on December 15, 2021 (see Note 13, Stockholders' (Deficit) Equity, for further details), the Availability Cap was permanently reduced to $100.0 million.

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

Fifth Amendment and Limited Waiver to the Credit Agreement

On September 2, 2022, the Company executed a fifth amendment and limited waiver to the Credit Agreement, First Amended Credit Agreement, Second Amended Credit Agreement, Third Amended Credit Agreement and Fourth Amended Credit Agreement ("Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement, among other things, resulted in Borrower and administrative agent jointly electing an early opt-in to change one of the market interest rate indices that Borrower can elect to accrue interest on outstanding borrowings from LIBOR, which was discontinued subsequent to June 30, 2023, to SOFR. Such change became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date.

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

Further, the pricing margins for levels VII though IX above are each increased (x) by 0.25% if the aggregate revolving borrowings are equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings are greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and was adjusted, as applicable, for the fiscal quarter ending December 31, 2022 and subsequently in accordance with the amended pricing grid set forth above.

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

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands)	September 30, 2023	October 1, 2022
Term loans, net of deferred financing costs of $1,456 and $1,410, respectively	$130,344	$150,190
Less: Current portion of long-term debt	19,800	19,800
Long-term debt, net of current portion	$110,544	$130,390

Term loans are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At September 30, 2023 and October 1, 2022, $131.8 million and $151.6 million, respectively, were outstanding on the term loans.

At September 30, 2023 and October 1, 2022, the stated interest rates on the term loans were 10.0% and 7.9%, respectively. At September 30, 2023 and October 1, 2022, the weighted-average annual effective interest rates for the term loans were 10.9% and 8.0%, respectively, which included amortization of the deferred debt issuance costs and interest payments relating to the interest rate collar, as applicable.

There were no borrowings outstanding on the Revolving Credit Facility at September 30, 2023. Additionally, there were $6.3 million of Letters of Credit outstanding on September 30, 2023, providing the Company the ability to borrow $83.7 million on the revolving line of credit.

Interest expense on all indebtedness for fiscal 2023, fiscal 2022 and fiscal 2021 was $18.0 million, $14.7 million, and $9.7 million, respectively.

The schedule of remaining principal maturities for the term loans is as follows at September 30, 2023:

(in thousands)
Year	Principal Payments
2024	$19,800
2025	112,000
Total remaining principal payments	$131,800

On November 17, 2023, prior to filing our fiscal 2023 Form 10-K, the Amended Credit Agreement was refinanced via the execution of a new credit agreement. Among other changes, the new credit agreement requires quarterly principal payments of approximately $1.3 million effective for the quarter ending March 30, 2024, with the remaining unpaid principal balance due on November 17, 2028. See Note 20, Subsequent Events, for further discussion.

9. Income Taxes

The components of income tax (expense) benefit were as follows for the fiscal years presented:

(in thousands)	2023	2022	2021
Current tax provision:
Federal	$(645)	$380	$348
State	(243)	—	(82)
Total current tax (expense) benefit	$(888)	$380	$266
Deferred tax provision:
Federal	$(6,230)	$10,862	$604
State	(1,835)	209	321
Total deferred tax (expense) benefit	(8,065)	11,071	925
Income tax (expense) benefit	$(8,953)	$11,451	$1,191

At September 30, 2023, the Company had $8.5 million (tax effected) in total state tax attributes, primarily comprised of $6.7 million (tax effected) in state tax credit carryforwards and $0.9 million (tax effected) in state net operating loss ("NOL") carryforwards. The Company maintains a partial valuation allowance on these state tax attributes. Specifically, the Company estimates that approximately $5.2 million (tax effected) of state tax credit carryforwards will expire unused between 2025 and 2032 and approximately $0.5 million (tax effected) of state NOL carryforwards will expire unused between 2028 and 2033.

At September 30, 2023, the Company had $0.2 million (tax effected) in Federal NOL carryforwards, which the Company estimates will be fully utilized in future periods.

The effective tax rates for fiscal 2023, fiscal 2022 and fiscal 2021 were 34.7%, 21.6% and 60.2%, respectively.

The effective tax rate for fiscal 2023 differed from the statutory Federal income tax rate of 21.0%. The increase in the effective tax rate to 34.7% was primarily due to the impacts of state taxes and certain permanent items on the Federal rate.

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

A reconciliation between the reported income tax (expense) benefit and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2023	2022	2021
Federal tax (expense) benefit at statutory rate	$(5,419)	$11,141	$415
(Increase) reduction in income tax expense resulting from:
State taxes, net	(1,700)	2,240	552
Change in uncertain tax positions	240	395	(635)
Share-based compensation	(95)	(513)	(135)
Permanent items	(1,582)	(31)	(20)
Valuation allowance	(319)	(2,050)	—
Tax credits	330	285	450
Return to accrual adjustments	3	(212)	476
Investor tax on non-consolidated affiliate income	(404)	231	(28)
Other	(7)	(35)	116
Income tax (expense) benefit	$(8,953)	$11,451	$1,191

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

(in thousands)	2023	2022	2021
Balance, beginning of year	$110	$370	$—
Additions for tax positions of prior years	—	—	370
Lapses of applicable statute of limitations	(110)	(260)	—
Balance, end of year	$—	$110	$370

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no accrued interest and penalties at September 30, 2023 and $0.1 million at October 1, 2022.

The Company is subject to taxation mostly in the U.S. and various state jurisdictions. At September 30, 2023, tax years prior to 2019 are generally no longer subject to examination by Federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax assets at the dates indicated:

(in thousands)	September 30, 2023	October 1, 2022
Deferred tax liabilities
Property, plant and equipment	$(10,880)	$(9,899)
Other intangible assets	(11,167)	(11,539)
Investor tax on non-consolidated affiliate income	(866)	(461)
Other assets	—	(127)
Total deferred tax liabilities	$(22,913)	$(22,026)
Deferred tax assets
NOL carryforward	$1,168	$7,928
Accrued expenses	5,586	5,335
Compensation	2,839	5,139
Interest limitation carryforward	5,235	5,098
Inventories	743	3,972
Other assets	3,052	—
Unearned income	3,096	3,046
Tax credits	6,685	7,918
Total deferred tax assets	$28,404	$38,436
Less: valuation allowance	(5,822)	(5,503)
Deferred tax assets less valuation allowance	$22,582	$32,933
Net deferred tax (liabilities) assets	$(331)	$10,907

10. Guarantees, Commitments and Contingencies

Litigation

At September 30, 2023, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore, management believes that the resolution of environmental matters will not have a material adverse effect on the Company’s financial statements. Our environmental liability, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.3 million and $0.1 million at September 30, 2023 and October 1, 2022, respectively. Cash flows over the next five years are expected to be immaterial each year, with no material difference between total cash flows and our accrued balance.

Lease Commitments
We have operating and finance leases for office space, warehouse space, or a combination of both. Our leases have remaining lease terms ranging from 0.3 years to 5.9 years with the option to extend leases for up to 0.3 years.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Years Ended
Lease cost	Classification	2023	2022
Operating leases	Selling, general and administrative expenses	$2,188	$1,399
Finance leases
Amortization of lease assets	Cost of goods sold	702	1,157
Interest on lease liabilities	Interest expense	60	171
Short-term leases (1)	Cost of goods sold or selling, general and administrative expenses	1,993	995
Total lease cost		$4,943	$3,722

(1) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Classification depends on the purpose of the underlying lease.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	September 30, 2023	October 1, 2022
Assets
Operating	Property, plant and equipment	$4,298	$5,487
Finance (1)	Finance lease right-of-use	1,034	1,736
Total lease assets		$5,332	$7,223

Liabilities
Current
Operating	Other current liabilities	$1,593	$2,150
Finance	Finance lease obligations	583	566
Long-term
Operating	Other liabilities	3,608	4,578
Finance	Finance lease obligations	987	1,574
Total lease liabilities		$6,771	$8,868

(1) Net of accumulated amortization of $2.5 million and $1.8 million, respectively.
The financing and operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	September 30, 2023
Fiscal Years Ended	Operating	Finance	Total
2024	$1,878	$631	$2,509
2025	1,640	994	2,634
2026	1,284	—	1,284
2027	776	—	776
2028	208	—	208
Thereafter	88	—	88
Total future minimum lease payments	5,874	1,625	7,499
Less: imputed interest	673	55	728
Total lease liabilities	$5,201	$1,570	$6,771

Lease terms and discount rates are presented in the following table:

	September 30, 2023
	Operating	Finance
Weighted average remaining lease term	3.5 years	1.5 years
Weighted average discount rate	5.0%	3.3%

Supplemental cash flow information is presented in the following table:

	Fiscal Years Ended
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$2,688	$1,572
Operating cash flows - finance leases	60	171
Financing cash flows - finance leases	570	1,132
Right-of-use assets exchanged for lease liabilities
Operating leases	$626	$1,424

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments is expected to be as follows:

(in thousands)
Fiscal Years Ended	Amount
2024	$109,187
Total purchase commitments	$109,187

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

Net sales

(in thousands)	2023	2022	2021
Bus (1)	$1,034,625	$723,505	$625,198
Parts (1)	98,168	77,132	58,797
Segment net sales	$1,132,793	$800,637	$683,995

(1) Parts segment revenue includes $5.6 million, $3.9 million, and $3.8 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

(in thousands)	2023	2022	2021
Bus	$91,003	$5,065	$50,394
Parts	47,847	31,481	21,747
Segment gross profit	$138,850	$36,546	$72,141

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands)	2023	2022	2021
Segment gross profit	$138,850	$36,546	$72,141
Adjustments:
Selling, general and administrative expenses	(87,193)	(77,246)	(65,619)
Interest expense	(18,012)	(14,675)	(9,682)
Interest income	1,004	9	4
Other (expense) income, net	(8,307)	2,947	1,776
Loss on debt modification	(537)	(632)	(598)
Income (loss) before income taxes	$25,805	$(53,051)	$(1,978)

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2023	2022	2021
United States	$1,048,279	$726,227	601,751
Canada	78,907	69,683	75,644
Rest of world	5,607	4,727	6,600
Total net sales	$1,132,793	$800,637	683,995

12. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2023	2022	2021
Diesel buses	$341,969	$276,395	$291,203
Alternative powered buses (1)	648,900	407,599	300,706
Other (2)	46,246	41,858	34,875
Parts	95,678	74,785	57,211
Net sales	$1,132,793	$800,637	$683,995

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG"), or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

13. Stockholders’ (Deficit) Equity

Sale of Common Stock

On December 15, 2021, the Company issued and sold through a private placement an aggregate 4,687,500 shares of its common stock at $16.00 per share (“Private Placement”) to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (collectively, “Coliseum”), with net proceeds of $74.8 million. Subsequent to the sale, Coliseum owned an approximate 15% equity interest in the Company. During the second half of fiscal 2023, Coliseum sold all of its shares of common stock purchased through the private placement (see Note 19 for further information).

14. Earnings (Loss) Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2023	2022	2021
Numerator:
Net income (loss)	$23,812	$(45,759)	$(289)

Basic earnings (loss) per share:
Weighted average common shares outstanding	32,071,940	31,020,399	27,139,054
Basic earnings (loss) per share	$0.74	$(1.48)	$(0.01)

Diluted earnings (loss) per share (1):
Weighted average common shares outstanding	32,071,940	31,020,399	27,139,054
Weighted average dilutive securities, restricted stock	166,720	—	—
Weighted average dilutive securities, stock options	19,992	—	—
Weighted average shares and dilutive potential common shares	32,258,652	31,020,399	27,139,054
Diluted earnings (loss) per share	$0.74	$(1.48)	$(0.01)

(1) Potentially dilutive securities representing 0.7 million and 0.5 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2023 and fiscal 2022, respectively, as their effect would have been anti-dilutive.

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

Restricted Stock Awards

The following table summarizes the Company's restricted stock and RSU activity for the fiscal year presented:

	2023
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	157,317	$17.35
Granted	541,651	23.41
Vested	(98,229)	17.36
Forfeited	(16,676)	24.05
Balance, end of year	584,063	22.99

The weighted-average grant date fair value of restricted stock awards granted in fiscal 2022 and fiscal 2021 was $17.35 and $18.50, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $3.2 million, $2.6 million, and $3.9 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively, with associated tax benefits of $0.8 million, $0.7 million, and $1.0 million, respectively. At September 30, 2023, unrecognized compensation cost related to restricted stock awards totaled $10.4 million and is expected to be recognized over a weighted-average period of 1.5 years.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2023
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	516,587	$18.07
Granted	221,946	13.19
Exercised (1)	(60,769)	18.41
Expired	(17,493)	18.86
Forfeited	(19,918)	16.27
Outstanding options, end of year (2)	640,353	$16.38
Fully vested and exercisable options, end of year (3)	387,796	$17.81

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $0.3 million.
(2) Stock options outstanding at the end of the fiscal year had $3.2 million intrinsic value.
(3) Fully vested and exercisable options at the end of the fiscal year had $1.4 million intrinsic value.

The total aggregate intrinsic value of stock options exercised during fiscal 2022 and fiscal 2021 was less than $0.1 million and $1.1 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $0.8 million, $0.9 million, and $1.9 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively, with associated tax benefits of $0.2 million, $0.2 million, and $0.5 million, respectively. At September 30, 2023, unrecognized compensation cost related to stock option awards totaled $0.9 million and is expected to be recognized over a weighted-average period of 1.4 years.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2023	2022	2021
Expected volatility	51%	46%	41%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.78%	1.30%	0.49%
Expected term (in years)	4.5 - 6.0	4.5 - 6.0	2.7 - 6.0
Weighted-average grant-date fair value	$6.17	$7.04	$6.58

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

The Company made $1.1 million of contributions to the Defined Benefit Plan during fiscal 2023 and made no contributions in fiscal 2022. For fiscal 2023 and fiscal 2022, benefits paid were $13.2 million and $8.6 million, respectively. The fiscal 2023 benefit payments included $5.2 million paid to certain participants who met certain specified criteria (including that they were former employees of the Company who earned enough service to qualify for pension benefits under the terms of the Defined Benefit Plan while they were employed but were not otherwise receiving retirement payments on the date that the benefits were paid) and elected to receive a single lump-sum payment in lieu of future retirement payments, with no similar payments made in fiscal 2022. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $108.4 million and $122.6 million at September 30, 2023 and October 1, 2022, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands)	2023	2022
Projected benefit obligation balance, beginning of year	$122,571	$160,088
Interest cost	6,035	4,368
Actuarial gain (1)	(7,038)	(33,293)
Benefits paid	(13,175)	(8,592)
Projected benefit obligations balance, end of year	$108,393	$122,571

(1) Includes assumption changes, as applicable, resulting from (i) changes in the utilized discount rate to value the future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2023	2022
Fair value of plan assets, beginning of year	$106,547	$137,337
Actual return on plan assets	11,504	(22,198)
Employer contribution	1,113	—
Benefits paid	(13,175)	(8,592)
Fair value of plan assets, end of year	$105,989	$106,547

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net liability information of the Defined Benefit Plan at the dates indicated. The net pension liability is reflected in long-term liabilities on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	September 30, 2023	October 1, 2022
Benefit obligation	$108,393	$122,571
Fair value of plan assets	105,989	106,547
Funded status	(2,404)	(16,024)
Net pension liability recognized	$(2,404)	$(16,024)
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under ASC 820, Fair Value Measurements (“ASC 820”). During fiscal 2023 and fiscal 2022, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2023.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Equity securities	$—	$60,055	$—	$60,055
Debt securities	—	45,934	—	45,934
Total assets at fair value	$—	$105,989	$—	$105,989

October 1, 2022
Assets:
Equity securities	$—	$50,590	$—	$50,590
Debt securities	—	55,957	—	55,957
Total assets at fair value	$—	$106,547	$—	$106,547

The following table represents net periodic benefit expense (income) and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands)	2023	2022	2021
Interest cost	$6,035	$4,368	$4,227
Expected return on plan assets	(6,518)	(8,491)	(7,777)
Amortization of net loss	1,195	1,163	1,861
Net periodic benefit expense (income)	$712	$(2,960)	$(1,689)
Net gain	$(12,024)	$(2,605)	$(16,038)
Amortization of net loss	(1,195)	(1,163)	(1,861)
Total recognized in other comprehensive income	$(13,219)	$(3,768)	$(17,899)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$(12,507)	$(6,728)	$(19,588)

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.7 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	September 30, 2023	October 1, 2022
Discount rate	5.70%	5.10%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	September 30, 2023	October 1, 2022
Discount rate	5.10%	2.80%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated are as follows:

	September 30, 2023	October 1, 2022
Equity securities	57%	47%
Debt securities	43%	53%
Total securities	100%	100%

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

The Company expects to make no contributions to its Defined Benefit Plan in fiscal 2024 in accordance with required IRS minimums. The following benefit payments are expected to be paid out of the Company's pension assets to the plan participants in the fiscal years indicated:

(in thousands)	Expected Payments
2024	$8,636
2025	8,733
2026	8,789
2027	8,774
2028	8,717
2029 - 2033	41,953
Total expected future benefit payments	$85,602

Defined Contribution Plan

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During fiscal 2023, fiscal 2022 and fiscal 2021, the Company offered a 50% match on the first 6% of the employee’s contributions. However, due to the impacts of COVID-19 and subsequent supply chain constraints, the Company temporarily paused this match from October 2020 through July 2021 and again from August 2022 through December 2022. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $1.3 million, $1.6 million and $0.5 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for fiscal 2023, fiscal 2022, and fiscal 2021, was $15.3 million, $13.6 million, and $13.8 million, respectively.

Employee Compensation Plans

The MIP compensates certain salaried employees and is derived based upon the "Adjusted EBITDA" (earnings before interest, taxes, depreciation, and amortization, as adjusted) and "Free Cash Flow" metrics. There was $8.3 million in MIP bonus liabilities included in accrued expenses on the Consolidated Balance Sheets at September 30, 2023 and none at October 1, 2022.

17. Equity Investment in Affiliate

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird, utilizing the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received. At September 30, 2023 and October 1, 2022, the carrying value of the Company's investment was $17.6 million and $10.7 million, respectively. During fiscal 2023 and fiscal 2022, Micro Bird did not pay any dividends to the venture partners.

In recognizing the Company’s 50% portion of Micro Bird net income or loss, the Company recorded $7.0 million, $(4.2) million, and $0.5 million in equity in net income (loss) of non-consolidated affiliate for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Micro Bird's summarized balance sheet information at its September 30 year end is as follows:

	Balance Sheet
(in thousands)	2023	2022
Current assets	$72,232	$46,951
Non-current assets	21,220	20,625
Total assets	$93,452	$67,576
Current liabilities	64,230	53,022
Non-current liabilities	2,359	1,036
Total liabilities	$66,589	$54,058
Net assets	$26,863	$13,518

Micro Bird's summarized financial results for its three fiscal years ended September 30 are as follows:

	Income Statement
(in thousands)	2023	2022	2021
Revenues	$203,086	$128,343	$131,028
Gross profit	35,453	2,071	10,370
Operating income (loss)	18,310	(10,453)	1,602
Net income (loss)	13,244	(8,924)	1,438

18. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss (“AOCL”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Total AOCL
Balance, October 3, 2020	$(58,397)	$(58,397)
Other comprehensive loss, gross	16,038	16,038
Amounts reclassified and included in earnings	1,861	1,861
Total before taxes	17,899	17,899
Income taxes	(4,296)	(4,296)
Balance, October 2, 2021	$(44,794)	$(44,794)
Other comprehensive income, gross	2,605	2,605
Amounts reclassified and included in earnings	1,163	1,163
Total before taxes	3,768	3,768
Income taxes	(904)	(904)
Balance, October 1, 2022	$(41,930)	$(41,930)
Other comprehensive income, gross	12,024	12,024
Amounts reclassified and included in earnings	1,195	1,195
Total before taxes	13,219	13,219
Income taxes	(3,173)	(3,173)
Balance, September 30, 2023	$(31,884)	$(31,884)

19. Stockholder Transaction Costs

On June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC and Coliseum ("Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share. On September 11, 2023, the Company entered into another underwriting agreement with Barclays Capital, Inc., and the Selling Stockholders, pursuant to which the Selling Stockholders agreed to sell 2,500,000 shares of common stock, at purchase price of $21.00 per share (collectively, "Offerings")

The Offerings were conducted pursuant to prospectus supplements, dated June 7, 2023 and September 11, 2023, respectively, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offerings closed on June 12, 2023 and September 14, 2023, respectively. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings, which totaled $7.4 million during fiscal 2023, with no similar expense recorded during fiscal 2022. The $7.4 million of expense is included within other (expense) income, net on the Consolidated Statements of Operations for fiscal 2023.

20. Subsequent Events

2023 Credit Agreement

On November 17, 2023 (the “2023 Closing Date”), Borrower executed a $250.0 million five-year credit agreement with Bank of Montreal, acting as administrative agent and an issuing bank; several joint lead arranger partners and issuing banks, including Bank of America; and a syndicate of other lenders (the "2023 Credit Agreement").

The credit facilities provided for under the 2023 Credit Agreement consist of a term loan facility in an aggregate initial principal amount of $100.0 million (the “2023 Term Loan Facility”) and a revolving credit facility with aggregate commitments of $150.0 million. The revolving credit facility includes a $25.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “2023 Revolving Credit Facility,” and together with the 2023 Term Loan Facility, each a “2023 Credit Facility” and collectively, the “2023 Credit Facilities”).

A minimum of $100.0 million of additional term loans and/or revolving credit commitments may be incurred under the 2023 Credit Agreement, subject to certain limitations as set forth in the 2023 Credit Agreement, and which additional loans and/or commitments would require further commitments from existing lenders or from new lenders.

Borrower has the right to prepay the loans outstanding under the 2023 Credit Facilities without premium or penalty (subject to customary breakage costs, if applicable). Additionally, proceeds from asset sales, condemnation, casualty insurance and/or debt issuances (in certain circumstances) are required to be used to prepay borrowings outstanding under the 2023 Credit Facilities. Borrowings under the 2023 Term Loan Facility, which were made at the 2023 Closing Date, may not be re-borrowed once they are repaid while borrowings under the 2023 Revolving Credit Facility may be repaid and reborrowed from time to time at our election.

The 2023 Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on March 30, 2024, with 5.0% of the $100.0 million aggregate principal amount of all initial term loans outstanding at the 2023 Closing Date payable each year prior to the maturity date of the 2023 Term Loan Facility. The remaining initial aggregate principal amount outstanding under the 2023 Term Loan Facility, as well as any outstanding borrowings under the 2023 Revolving Credit Facility, will be payable on the November 17, 2028 maturity date of the 2023 Credit Agreement.

The 2023 Credit Facilities are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries (subject to customary exceptions) and are secured by a security agreement which pledges a lien on virtually all of the assets of Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries, other than any owned or leased real property and subject to customary exceptions.

The $100.0 million of 2023 Term Loan Facility proceeds and $36.2 million of 2023 Revolving Credit Facility proceeds that were borrowed on the 2023 Closing Date were used to pay (i) the $131.8 million of Term Loan Facility indebtedness outstanding under the Amended Credit Agreement (ii) interest and commitment fees accrued under the Amended Credit Agreement through the 2023 Closing Date and (iii) transaction costs associated with the consummation of the 2023 Credit Agreement.

Under the terms of the 2023 Credit Agreement, Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries are subject to customary affirmative and negative covenants and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

Borrowings under the 2023 Credit Facilities bear interest, at our option, at (i) base rate or (ii) SOFR plus 0.10%, plus an applicable margin depending on the TNLR of the Company as follows:

Level	Total Net Leverage Ratio	ABR Loans	SOFR Loans
I	Less than 1.00x	0.75%	1.75%
II	Greater than or equal to 1.00x and less than 1.50x	1.50%	2.50%
III	Greater than or equal to 1.50x and less than 2.25x	2.00%	3.00%
IV	Greater than or equal to 2.25x	2.25%	3.25%

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the 2023 Closing Date.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the 2023 Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The 2023 Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the 2023 Credit Agreement) of not less than 1.20:1.00.

Joint Venture

On December 7, 2023, the Company, through its wholly owned subsidiary, BBBC, and GC Mobility Investments I, LLC, a wholly owned subsidiary of Generate Capital, PBC (“Generate Capital”), a sustainable investment company focusing on clean energy, transportation, water, waste, agriculture, smart cities and industrial decarbonization, executed a definitive agreement (“Joint Venture Agreement”) establishing a joint venture, Clean Bus Solutions, LLC, to provide a fleet-as-a-service ("FaaS") offering using electric school buses manufactured and sold by the Company (“Joint Venture”). The service will be offered to qualified customers of the Company. Through the Joint Venture, the Company will provide its end customers with turnkey electrification solutions, including a wide product range consisting of, among others, electric school buses, financing of electric buses and supporting charging infrastructure, project planning and management, and fleet optimization.

The Company and Generate Capital will initially have an equal common ownership interest in the Joint Venture, and will initially jointly share management responsibility and control, with each party having certain customary consent and approval rights and control triggers. The parties have each agreed to contribute up to $10.0 million to the Joint Venture, as agreed from time to time, for common interests to fund administrative expenses, and up to an additional $100.0 million of capital in the form of preferred interests to fund the purchase, delivery, installation, operation and maintenance of FaaS projects, inclusive of Blue Bird electric school buses and associated charging infrastructure. Of this amount, the Company has committed to provide up to $20.0 million and Generate Capital has committed to provide up to $80.0 million, with the Company’s aggregate commitment in any one year not to exceed $10.0 million without its consent.

In accordance with the terms of the Joint Venture Agreement, the Company will promote the Joint Venture as the Company’s preferred FaaS offering for electric school buses and has agreed to not participate as a joint venture partner in any other similar FaaS offering for electric school buses, except as an original equipment manufacturer of buses. The Company’s obligations do not prevent or limit any activities of its dealers.

The Joint Venture has a perpetual duration subject to the right of either party to terminate early upon the occurrence of certain events of default or the failure to achieve certain milestones set forth in the terms of the Joint Venture Agreement.

In connection with the execution of the Joint Venture Agreement, the Company granted Generate Capital warrants to purchase an aggregate of 1,000,000 shares of Company common stock at an exercise price of $25.00 per share (“Warrants”), during a five-year exercise period. Two-thirds of the Warrants are immediately exercisable; the remaining Warrants will become exercisable upon certain funding conditions being satisfied. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of a recapitalization, stock dividend or similar event.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2023 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting as of September 30, 2023, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)    Not applicable

(b)    Insider Trading Arrangements

On September 14, 2023, Philip Horlock, the Company's Chief Executive Officer and member of the board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 270,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Horlock may sell shares beginning December 14, 2023 and ending December 14, 2024.

On September 14, 2023, Razvan Radulescu, the Company's Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 20,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Radulescu may sell shares beginning December 14, 2023 and ending August 30, 2024.

The Company did not adopt or terminate, and no other directors or officers adopted or terminated, any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2024. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Election of Directors,” “Information Concerning Management,” “Corporate Governance and Board Matters,” and "Delinquent Section 16(a) Reports" contained in the Proxy Statement.

Item 11. Executive Compensation

The information responsive to this item is incorporated by reference from the section entitled “Director and Executive Compensation” and related sections "Compensation Discussion and Analysis," "Fiscal 2023 Director Compensation," and "Named Executive Officer Compensation" contained in the Proxy Statement.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2023 and October 1, 2022

Consolidated Statements of Operations for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021

Consolidated Statements of Stockholders' (Deficit) Equity for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021

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

3.2    The registrant’s Bylaws, as amended, effective February 2, 2023 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed by the registrant on February 3, 2023).

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

4.7    Fifth Amendment and Limited Waiver to Credit Agreement, dated as of September 2, 2022, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank and Truist Bank, each an Issuing Bank, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2022) .

4.8    Sixth Amendment to Credit Agreement, dated as of November 21, 2022, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 28, 2022).

4.9    Credit Agreement, dated as of November 17, 2023, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 20, 2023).

4.10*    Description of the registrant's securities.

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

10.11†    Form of Restricted Stock Unit Grant Agreement for directors under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A filed by the registrant on August 18, 2015).

10.12    Credit Agreement dated as of December 12, 2016 by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries and affiliates and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent, and the other lenders party thereto, together with certain exhibits (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 15, 2016).

10.13    First Amendment to Credit Agreement, dated as of September 13, 2018, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on September 13, 2018).

10.14    Second Amendment to Credit Agreement, dated as of May 7, 2020, by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2020).

10.15    Third Amendment to Credit Agreement, dated as of December 4, 2020, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 9, 2020).

10.16    Fourth Amendment to Credit Agreement, dated as of November 24, 2021, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank, and Regions Bank, as Co-Syndication Agent, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 29, 2021).

10.17    Fifth Amendment and Limited Waiver to Credit Agreement, dated as of September 2, 2022, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth

Third Bank and Truist Bank, each an Issuing Bank, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2022) .

10.18    Sixth Amendment to Credit Agreement, dated as of November 21, 2022, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 28, 2022).

10.19†    Revised form of grant agreement for non-qualified stock options granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.20†     Revised form of grant agreement for restricted stock units granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.21†    Transition Agreement dated June 22, 2021, between Philip Horlock and Blue Bird Corporation, together with related Consulting Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 12, 2021).

10.22†    Employment Agreement effective July 1, 2021, between Matthew Stevenson and Blue Bird Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 12, 2021).

10.23†    Offer Letter, dated as of October 1, 2021, between Blue Bird Corporation and Razvan Radulescu (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K filed by the registrant on December 15, 2021).

10.24†    Severance Agreement, dated as of October 1, 2021, between Blue Bird Corporation and Razvan Radulescu (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K filed by the registrant on December 15, 2021).

10.25    Subscription Agreement dated December 15, 2021, by and among Blue Bird Corporation, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 16, 2021).

10.26    Amendment and Joinder to Registration Rights Agreement, entered into as of December 15, 2021, by and among the Company, ASP BB Holdings LLC (as Transferee of The Traxis Group B.V.), Coliseum Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 16, 2021).

10.27    Indemnification Agreement, dated December 15, 2021, by and between Blue Bird Corporation and Adam Gray (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on December 16, 2021).

10.28†    First Amendment to Consulting Agreement, dated June 6, 2022, between Philip Horlock and Blue Bird Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on June 8, 2022).

10.29†    Offer Letter, dated as of April 18, 2022, between Blue Bird Corporation and Ted Scartz (incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2022).

10.30    Underwriting Agreement, dated as of June 7, 2023, by and among Blue Bird Corporation, School Bus Holdings Inc., certain selling shareholders and BofA Securities, Inc. and Barclays Capital Inc (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on June 12, 2023).

10.31    Underwriting Agreement, dated as of September 11, 2023, by and among Blue Bird Corporation, School Bus Holdings Inc., certain selling shareholders and Barclays Capital Inc (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on September 14, 2023).

10.32    Credit Agreement, dated as of November 17, 2023, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 20, 2023).

19.1*    Registrant's Insider Trading Policy and Guidelines for Rule 10b5-1 Plans.

21.1*    Subsidiaries of the registrant.

23.1*    Consent of BDO USA, P.C.

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

97.1*    Registrant's Policy Relating to Recovery of Erroneously Awarded Compensation.

101*    The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders' (Deficit) Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.

(c)   Not applicable.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
October 2, 2021	$100	$—	$—	$100
October 1, 2022	100	—	—	100
September 30, 2023	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
October 2, 2021	$3,453	$—	$—	$3,453
October 1, 2022	3,453	2,050	—	5,503
September 30, 2023	5,503	319	—	5,822

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Bird Corporation

Dated:	December 11, 2023	By:	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Philip Horlock	Chief Executive Officer and Director
Philip Horlock	(Principal Executive Officer)	December 11, 2023

/s/ Razvan Radulescu	Chief Financial Officer
Razvan Radulescu	(Principal Financial and Accounting Officer)	December 11, 2023

/s/ Gurminder S. Bedi
Gurminder S. Bedi	Director	December 11, 2023

/s/ Mark Blaufuss
Mark Blaufuss	Director	December 11, 2023

/s/ Julie A. Fream
Julie A. Fream	Director	December 11, 2023

/s/ Douglas Grimm
Douglas Grimm	Director	December 11, 2023

/s/ Simon J. Newman
Simon J. Newman	Director	December 11, 2023

/s/ Kevin Penn
Kevin Penn	Director	December 11, 2023

/s/ Dan Thau
Dan Thau	Director	December 11, 2023