Form 10-Q
period 2023-12-30
Blue Bird Corp
filed 2024-02-07
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

At February 2, 2024, 32,198,592 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	December 30, 2023	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$77,296	$78,988
Accounts receivable, net	11,107	12,574
Inventories	142,457	135,286
Other current assets	12,485	9,215
Total current assets	$243,345	$236,063
Property, plant and equipment, net	$95,563	$95,101
Goodwill	18,825	18,825
Intangible assets, net	44,956	45,424
Equity investment in affiliate	24,007	17,619
Deferred tax assets	1,001	2,182
Finance lease right-of-use assets	858	1,034
Other assets	2,723	1,518
Total assets	$431,278	$417,766
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$113,911	$137,140
Warranty	6,601	6,711
Accrued expenses	32,454	32,894
Deferred warranty income	8,351	8,101
Finance lease obligations	980	583
Other current liabilities	20,500	24,391
Current portion of long-term debt	5,000	19,800
Total current liabilities	$187,797	$229,620
Long-term liabilities
Revolving credit facility	$36,220	$—
Long-term debt	93,486	110,544
Warranty	8,682	8,723
Deferred warranty income	15,767	15,022
Deferred tax liabilities	2,516	2,513
Finance lease obligations	445	987
Other liabilities	8,522	7,955
Pension	2,266	2,404
Total long-term liabilities	$167,904	$148,148
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at December 30, 2023 and September 30, 2023	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,198,592 and 32,165,225 shares outstanding at December 30, 2023 and September 30, 2023, respectively	3	3
Additional paid-in capital	187,159	177,861
Accumulated deficit	(29,550)	(55,700)
Accumulated other comprehensive loss	(31,753)	(31,884)
Treasury stock, at cost, 1,782,568 shares at December 30, 2023 and September 30, 2023	(50,282)	(50,282)
Total stockholders' equity	$75,577	$39,998
Total liabilities and stockholders' equity	$431,278	$417,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	December 30, 2023	December 31, 2022
Net sales	$317,660	$235,732
Cost of goods sold	254,102	228,275
Gross profit	$63,558	$7,457
Operating expenses
Selling, general and administrative expenses	25,602	16,832
Operating profit (loss)	$37,956	$(9,375)
Interest expense	(3,631)	(4,196)
Interest income	1,088	—
Other expense, net	(1,221)	(236)
Loss on debt refinancing or modification	(1,558)	(537)
Income (loss) before income taxes	$32,634	$(14,344)
Income tax (expense) benefit	(8,446)	2,981
Equity in net income of non-consolidated affiliate	1,962	69
Net income (loss)	$26,150	$(11,294)

Earnings (loss) per share:
Basic weighted average shares outstanding	32,170,779	32,026,311
Diluted weighted average shares outstanding	32,429,127	32,026,311
Basic earnings (loss) per share	$0.81	$(0.35)
Diluted earnings (loss) per share	$0.81	$(0.35)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Net income (loss)	$26,150	$(11,294)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	131	227
Total other comprehensive income	$131	$227
Comprehensive income (loss)	$26,281	$(11,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Cash flows from operating activities
Net income (loss)	$26,150	$(11,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,618	3,361
Non-cash interest expense	132	417
Share-based compensation expense	2,051	589
Equity in net income of non-consolidated affiliate	(1,962)	(69)
Dividend from equity investment in affiliate	2,991	—
Loss on disposal of fixed assets	4	—
Deferred income tax expense (benefit)	1,143	(2,986)
Amortization of deferred actuarial pension losses	172	299
Loss on debt refinancing or modification	1,558	537
Changes in assets and liabilities:
Accounts receivable	1,467	3,409
Inventories	(7,171)	13,857
Other assets	(3,095)	(5,227)
Accounts payable	(23,103)	16,572
Accrued expenses, pension and other liabilities	(3,738)	461
Total adjustments	$(25,933)	$31,220
Total cash provided by operating activities	$217	$19,926
Cash flows from investing activities
Cash paid for fixed assets	$(2,904)	$(1,146)
Proceeds from sale of fixed assets	—	—
Total cash used in investing activities	$(2,904)	$(1,146)
Cash flows from financing activities
Revolving credit facility borrowings (Note 4)	$36,220	$5,000
Revolving credit facility repayments	—	(20,000)
Term loan borrowings - new credit agreement (Note 4)	100,000	—
Term loan repayments - previous credit agreement (Note 4)	(131,800)	(4,950)
Principal payments on finance leases	(145)	(141)
Cash paid for debt costs (Note 4)	(3,128)	(3,211)
Repurchase of common stock in connection with stock award exercises	(301)	(57)
Cash received from stock option exercises	149	—
Total cash provided by (used in) financing activities	$995	$(23,359)
Change in cash, cash equivalents, and restricted cash	(1,692)	(4,579)
Cash, cash equivalents, and restricted cash at beginning of period	78,988	10,479
Cash, cash equivalents, and restricted cash at end of period	$77,296	$5,900

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$1,807	$3,170
Income tax paid (received), net of tax refunds	2	(90)
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$953	$672
Accrue debt modification costs	—	61
Right-of-use assets obtained in exchange for operating lease obligations	1,241	199
Warrants issued for equity investment in affiliate	7,416	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 12)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	22,115	—	(301)	—	—	—	—	—	—	(301)
Stock option activity	11,252	—	149	—	—	—	—	—	—	149
Share-based compensation expense	—	—	2,034	—	—	—	—	—	—	2,034
Net income	—	—	—	—	—	—	26,150	—	—	26,150
Other comprehensive income, net of tax	—	—	—	—	—	131	—	—	—	131
Balance, December 30, 2023	32,198,592	$3	$187,159	—	$—	$(31,753)	$(29,550)	1,782,568	$(50,282)	$75,577

Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	7,156	—	(57)	—	—	—	—	—	—	(57)
Share-based compensation expense	—	—	546	—	—	—	—	—	—	546
Net loss	—	—	—	—	—	—	(11,294)	—	—	(11,294)
Other comprehensive income, net of tax	—	—	—	—	—	227	—	—	—	227
Balance, December 31, 2022	32,032,067	$3	$173,592	—	$—	$(41,703)	$(90,806)	1,782,568	$(50,282)	$(9,196)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 28, 2024 ("fiscal 2024") and ended September 30, 2023 ("fiscal 2023") consist or consisted of 52 weeks. The first quarters of fiscal 2024 and fiscal 2023 both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of September 30, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes as of and for the fiscal year ended September 30, 2023 as set forth in the Company's fiscal 2023 Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 11, 2023.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on our Business

As discussed in detail in the fiscal 2023 Form 10-K filed with the SEC on December 11, 2023, the novel coronavirus known as "COVID-19" materially affected demand for new buses and replacement/maintenance parts during the second half of our fiscal year that ended October 3, 2020 ("fiscal 2020") and first half of our fiscal year that ended October 2, 2021 ("fiscal 2021"), significantly impacting our business and operations. Although demand for school buses strengthened substantially during the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints around this same period of time. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022, which further exacerbated global supply chain disruptions. While the Company has no assets or customers in either of these countries, this military conflict has significantly impacted our financial results, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it contributed to increased a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during fiscal 2022, fiscal 2023 and continuing into fiscal 2024.

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

Supply chain disruptions continued into the first quarter of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first quarter of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory; the allowance for doubtful accounts; potential impairment of long-lived assets, goodwill and intangible assets; and the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including the extent and duration of continued supply chain constraints and their related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 30, 2023.

Recently Issued Accounting Standards

ASU 2023-07 On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted.

ASU 2023-09 On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities ("PBEs") are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for PBEs in fiscal years beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted.

The new ASUs will not impact amounts recorded in the financial statements but instead, will require more detailed disclosures in the footnotes to the financial statement. The Company plans to provide the updated disclosures required by the ASUs in the periods in which they are effective.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	December 30, 2023	September 30, 2023
Raw materials	$96,045	$88,116
Work in process	40,223	45,875
Finished goods	6,189	1,295
Total inventories	$142,457	$135,286

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the applicable Condensed Consolidated Balance Sheets that sum to the total of such amounts reported on the Condensed Consolidated Statements of Cash Flows:

(in thousands of dollars)	December 30, 2023	December 31, 2022
Cash and cash equivalents	$77,296	$5,664
Restricted cash	—	236
Total cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$77,296	$5,900

Amounts included in restricted cash represent those that were required by a contractual agreement with a financial institution to serve as collateral against outstanding balances pertaining to the Company's corporate credit card program.

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Balance at beginning of period	$15,434	$15,970
Add current period accruals	2,341	2,033
Current period reductions of accrual	(2,492)	(2,423)
Balance at end of period	$15,283	$15,580
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Balance at beginning of period	$23,123	$18,795
Add current period deferred income	2,998	2,336
Current period recognition of income	(2,003)	(1,841)
Balance at end of period	$24,118	$19,290

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $6.4 million of the outstanding contract liability during the remainder of fiscal 2024, $6.9 million in fiscal 2025, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of December 30, 2023 includes approximately $7.1 million of funds awarded by the U.S. Environmental Protection Agency in administering the U.S. Infrastructure Investment and Jobs Act ("IIJA") that was signed into law in mid-November 2021. The IIJA allocates federal funds to help local school jurisdictions purchase zero and low emission school buses over a five year period. The Company expects to recognize this amount as revenue during fiscal 2024 as the underlying buses are produced and delivered.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 30, 2023	September 30, 2023
Current portion	$4,392	$4,475
Long-term portion	2,009	1,771
Total accrued self-insurance	$6,401	$6,246

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.7 million and $4.3 million for the three months ended December 30, 2023 and December 31, 2022, respectively. The related cost of goods sold was $4.3 million and $3.8 million for the three months ended December 30, 2023 and December 31, 2022, respectively.

Pension Expense

Components of net periodic pension benefit expense were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Interest cost	$1,484	$1,509
Expected return on plan assets	(1,620)	(1,630)
Amortization of prior loss	172	299
Net periodic pension benefit expense	$36	$178
Amortization of prior loss, recognized in other comprehensive income	(172)	(299)
Total recognized in net periodic pension benefit expense and other comprehensive income	$(136)	$(121)

4. Debt

On November 17, 2023 (the “Closing Date”), BBBC, as Borrower, executed a $250.0 million five-year credit agreement with Bank of Montreal, acting as administrative agent and an issuing bank; several joint lead arranger partners and issuing banks, including Bank of America; and a syndicate of other lenders (the "Credit Agreement").

The credit facilities provided for under the Credit Agreement consist of a term loan facility in an aggregate initial principal amount of $100.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $150.0 million. The revolving credit facility includes a $25.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”).

A minimum of $100.0 million of additional term loans and/or revolving credit commitments may be incurred under the Credit Agreement, subject to certain limitations as set forth in the Credit Agreement, and which additional loans and/or commitments would require further commitments from existing lenders or from new lenders.

Borrower has the right to prepay the loans outstanding under the Credit Facilities without premium or penalty (subject to customary breakage costs, if applicable). Additionally, proceeds from asset sales, condemnation, casualty insurance and/or debt issuances (in certain circumstances) are required to be used to prepay borrowings outstanding under the Credit Facilities. Borrowings under the Term Loan Facility, which were made on the Closing Date, may not be reborrowed once they are repaid while borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election.

The Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on March 30, 2024, with 5.0% of the $100.0 million aggregate principal amount of all initial term loans outstanding at the Closing Date payable each year prior to the maturity date of the Term Loan Facility. The remaining initial aggregate principal amount outstanding under the Term Loan Facility, as well as any outstanding borrowings under the Revolving Credit Facility, will be payable on the November 17, 2028 maturity date of the Credit Agreement.

The Credit Facilities are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries (subject to customary exceptions) and are secured by a security agreement which pledges a lien on virtually all of the assets of Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries, other than any owned or leased real property and subject to customary exceptions.

The $100.0 million of Term Loan Facility proceeds and $36.2 million of Revolving Credit Facility proceeds that were borrowed on the Closing Date were used to pay (i) the $131.8 million of term loan indebtedness outstanding under the previous credit agreement ("Amended Credit Agreement"), (ii) interest and commitment fees accrued under the Amended Credit Agreement through the Closing Date and (iii) transaction costs associated with the consummation of the Credit Agreement.

Under the terms of the Credit Agreement, Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries are subject to customary affirmative and negative covenants and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

Borrowings under the Credit Facilities bear interest, at our option, at (i) base rate ("ABR") or (ii) the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR") plus 0.10%, plus an applicable margin depending on the Total Net Leverage Ratio ("TNLR," which is defined in the Credit Agreement as the ratio of consolidated net debt to consolidated EBITDA on a trailing four quarter basis) of the Company as follows:

Level	TNLR	ABR Loans	SOFR Loans
I	Less than 1.00x	0.75%	1.75%
II	Greater than or equal to 1.00x and less than 1.50x	1.50%	2.50%
III	Greater than or equal to 1.50x and less than 2.25x	2.00%	3.00%
IV	Greater than or equal to 2.25x	2.25%	3.25%

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.20:1.00. The Company was in compliance with such covenants as of December 30, 2023.

The Company incurred approximately $3.1 million in lender fees and other issuance costs relating to the Credit Agreement. Of such total, approximately $1.9 million and $0.8 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Condensed Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Credit Agreement. The remaining approximate $0.4 million was recorded to loss on debt refinancing or modification on the Condensed Consolidated Statements of Operations.

In conjunction with executing the Credit Agreement, previously capitalized lender fees and other issuance costs relating to the Amended Credit Agreement and incurred in prior periods totaling $1.1 million were also expensed to loss on debt refinancing or modification on the Condensed Consolidated Statements of Operations.

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	December 30, 2023	September 30, 2023
Term loan borrowings, net of deferred financing costs of $1,514 and $1,456, respectively	$98,486	$130,344
Less: current portion of long-term debt	5,000	19,800
Long-term debt, net of current portion	$93,486	$110,544

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 30, 2023 and September 30, 2023, $100.0 million and $131.8 million, respectively, were outstanding on the term loans.

At December 30, 2023 and September 30, 2023, the stated interest rates on the term loans were 8.5% and 10.0%, respectively. For the three month periods ended December 30, 2023 and September 30, 2023, the weighted-average annual effective interest rates for the term loans were 9.9% and 10.9%, respectively.

At December 30, 2023, $6.7 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were $36.2 million borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $107.1 million on the revolving line of credit.

Interest expense on all indebtedness was $3.6 million and $4.2 million for the three months ended December 30, 2023 and December 31, 2022, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2024	$3,750
2025	5,000
2026	5,000
2027	5,000
2028	5,000
Thereafter	76,250
Total remaining principal payments	$100,000

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

Three Months

The effective tax rate for the three months ended December 30, 2023 was 25.9% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

The effective tax rate for the three months ended December 31, 2022 was 20.8%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

6. Guarantees, Commitments and Contingencies

Litigation

At December 30, 2023, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Bus (1)	$293,437	$213,249
Parts (1)	24,223	22,483
Segment net sales	$317,660	$235,732

(1) Parts segment revenue includes $1.6 million and $1.1 million for the three months ended December 30, 2023 and December 31, 2022, respectively, related to the inter-segment sale of parts that was eliminated by the Bus segment upon consolidation.

Gross profit (loss)
	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Bus	$51,294	$(3,731)
Parts	12,264	11,188
Segment gross profit	$63,558	$7,457

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Segment gross profit	$63,558	$7,457
Adjustments:
Selling, general and administrative expenses	(25,602)	(16,832)
Interest expense	(3,631)	(4,196)
Interest income	1,088	—
Other expense, net	(1,221)	(236)
Loss on debt refinancing or modification	(1,558)	(537)
Income (loss) before income taxes	$32,634	$(14,344)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
U.S.	$302,532	$204,541
Canada	15,119	30,521
Rest of world	9	670
Total net sales	$317,660	$235,732

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Diesel buses	$84,998	$71,494
Alternative power buses (1)	195,329	131,946
Other (2)	13,697	10,455
Parts	23,636	21,837
Net sales	$317,660	$235,732

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings (Loss) Per Share

The following table presents the earnings (loss) per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	December 30, 2023	December 31, 2022
Numerator:
Net income (loss)	$26,150	$(11,294)

Denominator:
Weighted-average common shares outstanding	32,170,779	32,026,311
Weighted-average dilutive securities, restricted stock	145,759	—
Weighted-average dilutive securities, stock options	100,170	—
Weighted-average dilutive securities, warrants (Note 12)	12,419	—
Weighted-average shares and dilutive potential common shares (1)	32,429,127	32,026,311

Earnings (loss) per share:
Basic earnings (loss) per share	$0.81	$(0.35)
Diluted earnings (loss) per share	$0.81	$(0.35)

(1) Potentially dilutive securities representing 0.2 million and 0.8 million shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ending December 30, 2023 and December 31, 2022, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL
December 30, 2023
Beginning Balance	$(31,884)	$(31,884)
Amounts reclassified and included in earnings	172	172
Total before taxes	172	172
Income taxes	(41)	(41)
Ending Balance December 30, 2023	$(31,753)	$(31,753)

December 31, 2022
Beginning Balance	$(41,930)	$(41,930)
Amounts reclassified and included in earnings	299	299
Total before taxes	299	299
Income taxes	(72)	(72)
Ending Balance December 31, 2022	$(41,703)	$(41,703)

11. Stockholder Transaction Costs

On December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which the Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share (“Offering”).

The Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offering closed on December 19, 2023. Although the Company did not sell any shares or receive any proceeds from the Offering, it was required to pay certain expenses in connection with the Offering that totaled approximately $1.2 million for the three month period ending December 30, 2023, with no similar expense recorded during the same period of fiscal 2023. The $1.2 million of expense is included within other expense, net on the Condensed Consolidated Statements of Operations for the three month period ending December 30, 2023.

12. Joint Ventures

Micro Bird Holdings, Inc.

During the three month period ended December 30, 2023, Micro Bird Holdings, Inc., our unconsolidated Canadian joint venture, paid dividends to all common stockholders, with the Company's proportionate share totaling $3.0 million, gross of required withholding taxes. The dividend was recorded as a reduction in the balance of equity investment in affiliate on the Condensed Consolidated Balance Sheets and is presented as a cash inflow in the operating section of the Condensed Consolidated Statements of Cash Flows.

Clean Bus Solutions, LLC

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

In connection with the execution of the Joint Venture Agreement, the Company granted Generate Capital warrants to purchase an aggregate of 1,000,000 shares of Company common stock at an exercise price of $25.00 per share during a five-year exercise period (“Warrants”). Two-thirds of the Warrants were immediately exercisable while the remaining Warrants will become exercisable upon Generate Capital satisfying certain funding conditions. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of a recapitalization, stock dividend or similar event.

The Company recorded the $7.4 million fair value of the Warrants upon issuance as permanent equity within additional paid-in capital on the Condensed Consolidated Balance Sheets and is not required to subsequently record changes in fair value as long as the Warrants continue to be classified within stockholders' equity. Additionally, since the Warrants were provided in exchange for an investment in the Joint Venture, the Company recorded the cost of its investment based on the fair value of the Warrants upon issuance, which increased the balance of equity investment in affiliate on the Condensed Consolidated Balance Sheets by a corresponding $7.4 million. No other activity was recorded relating to the Joint Venture during the three month period ended December 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three months ended December 30, 2023 and December 31, 2022 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s 2023 Form 10-K, filed with the SEC on December 11, 2023.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result are obligated to file or furnish, as applicable, annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these documents available free of charge on our website (http://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications in the United States of America ("U.S."), Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane-powered, gasoline-powered and all-electric-powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in certain limited foreign countries.

Throughout this Report, we refer to the fiscal year ending September 28, 2024 as "fiscal 2024," the fiscal year ended September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as "fiscal 2022," the fiscal year ended October 2, 2021 as “fiscal 2021” and the fiscal year ended October 3, 2020 as "fiscal 2020." There will be or were 52 weeks in fiscal 2024, fiscal 2023 and fiscal 2022. The first quarters of fiscal 2024 and fiscal 2023 both included 13 weeks.

Impacts of COVID-19 and Subsequent Supply Chain Constraints on Our Business

As discussed in detail in the fiscal 2023 Form 10-K filed with the SEC on December 11, 2023, the novel coronavirus known as "COVID-19" materially affected demand for new buses and replacement/maintenance parts during the second half of fiscal 2020 and first half of fiscal 2021, significantly impacting our business and operations. Although demand for school buses strengthened substantially during the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints around this same period of time. Additionally, the already challenged global supply chain for automotive parts that began in fiscal 2021 was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022 (see further discussion below). These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders.

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

Supply chain disruptions continued into the first quarter of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first quarter of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

New bus orders during fiscal 2023 and continuing into fiscal 2024 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses that began during the latter half of fiscal 2021 and continued through the first quarter of fiscal 2024. Accordingly, the Company's backlog remained strong at approximately 4,600 units and as of both September 30, 2023 and December 30, 2023 despite it selling over 8,500 units during fiscal 2023, the majority of which were included in the backlog that existed as of October 1, 2022, and 2,100 units in the first quarter of fiscal 2024.

In general, management believes that supply chain disruptions could continue in future periods and could materially impact our results if we are unable to i) obtain parts and supplies in sufficient quantities to meet our production needs and/or ii) pass along rising costs to our customers. They have resulted, and could to continue to result, in significant economic disruption and have adversely affected our business. They could adversely impact our business for the remainder of fiscal 2024 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of ongoing supply chain constraints and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any production and supply chain disruptions and their related financial impacts on our business cannot be estimated at this time.

The impacts from supply chain constraints on the Company's business and operations during the second half of fiscal 2021 and continuing into fiscal 2024 negatively affected our inventory procurement costs, gross profit, income and cash flows. We continue to monitor and assess the ability of suppliers to maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs and our ability to maintain continuous production during the remainder of fiscal 2024 and beyond. See PART I, Item 1.A. "Risk Factors," of our fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023, for a discussion of the material risks we believe we face particularly related to supply chain disruptions and related constraints.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results during fiscal 2022 and continuing into fiscal 2024, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals has resulted in significant volatility in the price of steel. While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased up to four quarters in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel increased the price that they charge the Company to acquire such inventory, primarily on a lagged basis, starting from the latter half of fiscal 2022 and continuing into fiscal 2024, as applicable. These inventory costs impact gross profit when school buses are sold and cash flows when the related invoices are paid.

Additionally, Russia has historically been a large global exporter of oil and many countries have ceased buying Russian oil in protest of the invasion and to comply with sanctions imposed by the U.S. and many European countries. Accordingly, the disruption in the supply of oil has significantly impacted the price of goods refined from oil, such as diesel fuel, the price of which has been volatile and has remained high since the latter half of fiscal 2022. These higher costs significantly impacted the Company both as a result of the price that suppliers charge the Company to acquire inventory (since diesel fuel impacts their cost of acquiring the inventory used in producing their goods) and the price that the Company pays for freight to deliver the inventory that it acquires. Additionally, such increases are generally implemented with very little lag so that they impact the purchase cost of inventory and cash flows on an almost real-time basis.

Finally, both countries have large quantities of other minerals that impact commodity costs, such as rubber and resin, among others, and the disruption caused by the ongoing military conflict increased the cost and/or decreased the supply of components containing these materials, further impacting an already challenged global supply chain for automotive parts.

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales during the latter part of fiscal 2022 and continuing into fiscal 2024. Because peace negotiations do not appear to be productive and because Russia has recently intensified its military operations in Ukraine, we currently believe that this matter will continue to adversely impact our business for the remainder of fiscal 2024 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 30, 2023.

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a discussion of new and/or recently adopted accounting pronouncements, as applicable.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023 and fiscal 2024. In response, beginning in July 2021, the Company has announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases only began to marginally impact sales and gross profit in the latter half of fiscal 2022. Specifically, they did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they began to have a more significant, positive impact on sales and gross profit during the remainder of fiscal 2023, as the Company fulfilled sales orders (i) from the backlog existing as of the end of fiscal 2022 that originated more recently (i.e., during the latter months of fiscal 2022) and (ii) that were taken during fiscal 2023, both of which contained most or all of the cumulative sales prices increases that have been announced. These cumulative price increases also continued to have a significant, positive impact on sales and gross profit during the first quarter of fiscal 2024.

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

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The condensed consolidated financial statements included in this Report in Item 1. "Financial Statements (Unaudited)" are prepared in conformity with U.S. GAAP. This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA;” “Adjusted EBITDA Margin;” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors to determine (a) the annual cash bonus payouts, if any, to be made to certain employees based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Credit Agreement (defined below) that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio ("TNLR"), which is also utilized in determining the interest rate we pay on borrowings under our Credit Agreement (defined below). Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments; net gains or losses on the disposal of assets as well as certain charges such as (i) significant product design changes; (ii) transaction related costs; or (iii) discrete expenses related to major cost cutting and/or operational transformation initiatives. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and operational transformation and major product redesign initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

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

We define Free Cash Flow as total cash provided by/used in operating activities as adjusted for cash paid for the acquisition of fixed assets and intangible assets. We use Free Cash Flow, and ratios based on Free Cash Flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing operations. Accordingly, Free Cash Flow will be less than operating cash flows.

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

Consolidated Results of Operations for the Three Months Ended December 30, 2023 and December 31, 2022:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Net sales	$317,660	$235,732
Cost of goods sold	254,102	228,275
Gross profit	$63,558	$7,457
Operating expenses
Selling, general and administrative expenses	25,602	16,832
Operating profit (loss)	$37,956	$(9,375)
Interest expense	(3,631)	(4,196)
Interest income	1,088	—
Other expense, net	(1,221)	(236)
Loss on debt refinancing or modification	(1,558)	(537)
Income (loss) before income taxes	$32,634	$(14,344)
Income tax (expense) benefit	(8,446)	2,981
Equity in net income of non-consolidated affiliate	1,962	69
Net income (loss)	$26,150	$(11,294)
Other financial data:
Adjusted EBITDA	$47,604	$(3,536)
Adjusted EBITDA margin	15.0%	(1.5)%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	December 30, 2023	December 31, 2022
Bus	$293,437	$213,249
Parts	24,223	22,483
Total	$317,660	$235,732

Gross Profit (Loss) by Segment
Bus	$51,294	$(3,731)
Parts	12,264	11,188
Total	$63,558	$7,457

Net sales. Net sales were $317.7 million for the first quarter of fiscal 2024, an increase of $81.9 million, or 34.8%, compared to $235.7 million for the first quarter of fiscal 2023. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs.

Bus sales increased $80.2 million, or 37.6%, reflecting a 8.8% increase in units booked and a 26.5% increase in average sales price per unit. In the first quarter of fiscal 2024, 2,129 units were booked compared to 1,957 units booked for the same period in fiscal 2023. The increase in units sold was primarily due to slight improvements in supply chain constraints impacting the Company's ability to produce and deliver buses due to shortages of critical components during the first quarter of 2024 relative to the first quarter of fiscal 2023. The increase in unit price for the first quarter of fiscal 2024 compared to the same period in fiscal 2023 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $1.7 million, or 7.7%, for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $254.1 million for the first quarter of fiscal 2024, an increase of $25.8 million, or 11.3%, compared to $228.3 million for the first quarter of fiscal 2023. As a percentage of net sales, total cost of goods sold improved from 96.8% to 80.0%, primarily due to the pricing actions discussed above taking effect.

Bus segment cost of goods sold increased $25.2 million, or 11.6%, for the first quarter of fiscal 2024 compared to the same period in fiscal 2023. The increase was primarily driven by the 8.8% increase in units booked in the first quarter of fiscal 2024 compared to the same period in fiscal 2023. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the first quarter of fiscal 2024 was 2.6% higher compared to the first quarter of fiscal 2023, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components.

The $0.7 million, or 5.9%, increase in parts segment cost of goods sold for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit (loss). Operating profit was $38.0 million for the first quarter of fiscal 2024, an increase of $47.3 million, compared to operating loss of $9.4 million for the first quarter of fiscal 2023. Profitability was primarily impacted by an increase of $56.1 million in gross profit as outlined in the revenue and cost of goods sold discussions above. The increase in gross profit was partially offset by an increase of $8.8 million in selling, general and administrative expenses, primarily due to an increase in labor costs. Additionally, selling, general and administrative expenses during the first quarter of fiscal 2023 benefited from actions taken by management to reduce labor costs and certain discretionary spending to mitigate the significant adverse impact of ongoing supply chain constraints on the Company's operations and results.

Interest expense. Interest expense was $3.6 million for the first quarter of fiscal 2024, a decrease of $0.6 million, or 13.5%, compared to $4.2 million for the first quarter of fiscal 2023. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 10.5% at December 31, 2022 to 8.5% at December 30, 2023, as well as lower outstanding borrowings in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.

Other expense, net. Other expense, net, was $1.2 million for the first quarter of fiscal 2024, an increase of $1.0 million, or 417.4%, compared to $0.2 million of other expense, net, for the same period in fiscal 2023.

On December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which the Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share (“Offering”).

The Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offering closed on December 19, 2023. Although the Company did not sell any shares or receive any proceeds from the Offering, it was required to pay certain expenses in connection with the Offering that totaled approximately $1.2 million for the three month period ending December 30, 2023, with no similar expense recorded during the same period of fiscal 2023.

Income taxes. Income tax expense was $8.4 million for the first quarter of fiscal 2024 compared to income tax benefit of $3.0 million for the same period in fiscal 2023.

The effective tax rate for the three months ended December 30, 2023 was 25.9% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

The effective tax rate for the three months ended December 31, 2022 was 20.8%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

Adjusted EBITDA. Adjusted EBITDA was $47.6 million, or 15.0% of net sales, for the first quarter of fiscal 2024, an increase of $51.1 million, or 1,446.3%, compared to $(3.5) million, or (1.5)% of net sales, for the first quarter of fiscal 2023. The increase is primarily the result of the $37.4 million increase in net income as a result of the factors discussed above as well as the $11.4 million corresponding increase in income tax expense.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Net income (loss)	$26,150	$(11,294)
Adjustments:
Interest expense, net (1)	2,655	4,289
Income tax expense (benefit)	8,446	(2,981)
Depreciation, amortization, and disposals (2)	4,210	3,815
Operational transformation initiatives	—	800
Share-based compensation expense	2,051	589
Stockholder transaction costs	1,221	—
Loss on debt refinancing or modification	1,558	537
Other	(82)	—
Subtotal (Adjusted EBITDA as previously presented)	$46,209	$(4,245)
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	1,395	709
Adjusted EBITDA	$47,604	$(3,536)
Adjusted EBITDA margin (percentage of net sales)	15.0%	(1.5)%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.6 million and $0.4 million for the three months ended December 30, 2023 and December 31, 2022, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At December 30, 2023, the Company had $77.3 million of available cash (net of outstanding checks) and $107.1 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Credit Agreement

On November 17, 2023 (the “Closing Date”), Blue Bird Body Company ("Borrower") executed a $250.0 million five-year credit agreement with Bank of Montreal, acting as administrative agent and an issuing bank; several joint lead arranger partners and issuing banks, including Bank of America; and a syndicate of other lenders (the "Credit Agreement").

The credit facilities provided for under the Credit Agreement consist of a term loan facility in an aggregate initial principal amount of $100.0 million (the “Term Loan Facility”) and a revolving credit facility with aggregate commitments of $150.0 million. The revolving credit facility includes a $25.0 million letter of credit sub-facility and $5.0 million swingline sub-facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, each a “Credit Facility” and collectively, the “Credit Facilities”).

A minimum of $100.0 million of additional term loans and/or revolving credit commitments may be incurred under the Credit Agreement, subject to certain limitations as set forth in the Credit Agreement, and which additional loans and/or commitments would require further commitments from existing lenders or from new lenders.

Borrower has the right to prepay the loans outstanding under the Credit Facilities without premium or penalty (subject to customary breakage costs, if applicable). Additionally, proceeds from asset sales, condemnation, casualty insurance and/or debt issuances (in certain circumstances) are required to be used to prepay borrowings outstanding under the Credit Facilities. Borrowings under the Term Loan Facility, which were made at the Closing Date, may not be reborrowed once they are repaid while borrowings under the Revolving Credit Facility may be repaid and reborrowed from time to time at our election.

The Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on March 30, 2024, with 5.0% of the $100.0 million aggregate principal amount of all initial term loans outstanding at the Closing Date payable each year prior to the maturity date of the Term Loan Facility. The remaining initial aggregate principal amount outstanding under the Term Loan Facility, as well as any outstanding borrowings under the Revolving Credit Facility, will be payable on the November 17, 2028 maturity date of the Credit Agreement.

The Credit Facilities are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries (subject to customary exceptions) and are secured by a security agreement which pledges a lien on virtually all of the assets of Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries, other than any owned or leased real property and subject to customary exceptions.

The $100.0 million of Term Loan Facility proceeds and $36.2 million of Revolving Credit Facility proceeds that were borrowed on the Closing Date were used to pay (i) the $131.8 million of term loan indebtedness outstanding under the previous credit agreement ("Amended Credit Agreement"), (ii) interest and commitment fees accrued under the Amended Credit Agreement through the Closing Date and (iii) transaction costs associated with the consummation of the Credit Agreement.

Under the terms of the Credit Agreement, Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries are subject to customary affirmative and negative covenants and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

Borrowings under the Credit Facilities bear interest, at our option, at (i) base rate ("ABR") or (ii) the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR") plus 0.10%, plus an applicable margin depending on the TNLR (which is defined in the Credit Agreement as the ratio of consolidated net debt to consolidated EBITDA on a trailing four quarter basis) of the Company as follows:

Level	TNLR	ABR Loans	SOFR Loans
I	Less than 1.00x	0.75%	1.75%
II	Greater than or equal to 1.00x and less than 1.50x	1.50%	2.50%
III	Greater than or equal to 1.50x and less than 2.25x	2.00%	3.00%
IV	Greater than or equal to 2.25x	2.25%	3.25%

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.20:1.00.

Detailed descriptions of the Amended Credit Agreement are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 11, 2023.

At December 30, 2023, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our Credit Facility\ies and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions materially impacted our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders.

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

Supply chain disruptions continued into the first quarter of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first quarter of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

The development and fluidity of ongoing or future supply chain constraints preclude any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity. See PART I, Item 1.A. "Risk Factors," of our fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023, for a discussion of the material risks we believe we face particularly related to health epidemics and supply chain constraints.

Future health epidemics and/or continuing supply chain constraints could cause a contraction in our profits and/or liquidity, which could lead to issues complying with our Credit Agreement covenants. If we are not able to comply with covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We can offer no assurance that we would be successful in amending or refinancing the existing debt. An amendment or refinancing of our existing debt could lead to higher interest rates and possible up-front expenses not included in our historical financial statements.

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

Seasonality

Historically, our business has been highly seasonal with school districts buying their new school buses so that they will be available for use on the first day of the school year, typically in mid-August to early September. This has, in fiscal years prior to the COVID-19 pandemic, resulted in our third and fourth fiscal quarters representing our two busiest quarters from a sales and production perspective, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have historically been, and are likely to be in future periods, impacted by seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter. With the COVID-19 pandemic and subsequent supply chain constraints, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at beginning of period	$78,988	$10,479
Total cash provided by operating activities	217	19,926
Total cash used in investing activities	(2,904)	(1,146)
Total cash provided by (used in) financing activities	995	(23,359)
Change in cash, cash equivalents and restricted cash	$(1,692)	$(4,579)
Cash, cash equivalents and restricted cash at end of period	$77,296	$5,900

Total cash provided by operating activities

Cash flows provided by operating activities totaled $0.2 million for the three months ended December 30, 2023, a decrease of $19.7 million from the $19.9 million of cash flows provided by operating activities during the three months ended December 31, 2022.

The effect of net changes in operating assets and liabilities negatively impacted operating cash flows by $64.7 million during the three months ended December 30, 2023 compared to the three months ended December 31, 2022. The primary drivers in this category were unfavorable changes in inventory and accounts payable of $21.0 million and $39.7 million, respectively. At the end of fiscal 2022 and during the first quarter of fiscal 2023, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which, when coupled with increased production and sales volumes during the first quarter of fiscal 2023, resulted in a significant increase in the accounts payable balance (a net source of cash) when compared with a significant decrease in the accounts payable balance at the end of the first quarter of fiscal 2024 (a net use of cash). Additionally, we became more efficient at managing supply chain disruptions, and thus building and selling buses, during the the first quarter of fiscal 2023. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant decrease in the inventory balance at the end of the first quarter of fiscal 2023 (a net source of cash). In comparison, we had a marginal increase in the inventory balance at the end of the first quarter of fiscal 2024 (a net use of cash) as we elected to strategically acquire larger quantities of certain components (i) that have longer lead times and could impact our production schedule if not manufactured by our suppliers and delivered to us in a timely manner and (ii) in anticipation of model year changeovers by some of our larger suppliers that are expected to decrease the availability of such inventory later in fiscal 2024.

These unfavorable changes were partially offset by a $37.4 million increase in net income and a $3.0 million increase in the dividend received from our unconsolidated Canadian joint venture during the first quarter of fiscal 2024 when compared with the corresponding period in fiscal 2023.

Total cash used in investing activities

Cash flows used in investing activities totaled $2.9 million for the three months ended December 30, 2023, as compared to $1.1 million for the three months ended December 31, 2022. The $1.8 million increase was primarily due to an increase in spending on fixed assets, as increased profitability in the first quarter of fiscal 2024 when compared to the same period in fiscal 2023 allowed for more capital spending. During the first quarter of fiscal 2023, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Total cash provided by (used in) financing activities

Cash flows provided by financing activities totaled $1.0 million for the three months ended December 30, 2023 as compared to $23.4 million of cash flows used in financing activities for the three months ended December 31, 2022. The $24.4 million increase between fiscal periods was primarily attributable to $100.0 million of proceeds received from term loan borrowings under the Credit Agreement as well as a $51.2 million net increase in revolving line of credit borrowings, which were partially offset by a $126.9 million net decrease in term loan principal repayments under the previous credit agreement.

Free cash flow

Management believes the non-GAAP measurement of Free Cash Flow, defined as net cash provided by operating activities less cash paid for fixed assets and acquired intangible assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Financial Measures We Use to Evaluate Our Performance” for further discussion. The following table sets forth the calculation of Free Cash Flow for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 30, 2023	December 31, 2022
Net cash provided by operating activities	$217	$19,926
Cash paid for fixed assets	(2,904)	(1,146)
Free Cash Flow	$(2,687)	$18,780

Free Cash Flow for the three months ended December 30, 2023 was $21.5 million lower than for the three months ended December 31, 2022 due to a $19.7 million decrease in net cash provided by operating activities as well as an increase of $1.8 million in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.7 million at December 30, 2023, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to our interest rate, commodity or currency risks previously disclosed in Part II, Item 7A of the Company’s fiscal 2023 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's fiscal 2023 Form 10-K. Such risk factors are expressly incorporated herein by reference, and could materially adversely affect our business, financial condition, cash flows or operating results. The risks described in the fiscal 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or operating results.

Item 5. Other Information.

(c)    During the first quarter of fiscal 2024, the Company did not adopt or terminate, and none of the Company's directors or officers adopted or terminated, any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
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

10.2*	Limited Liability Company Agreement of Clean Bus Solutions, LLC, dated as of December 7, 2023, by and among Blue Bird Body Company, Clean Bus Solutions, LLC, and GC Mobility Investments I, LLC.

10.3*	Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of December 7, 2023, by and among Blue Bird Corporation and Generate Capital, PBC.

10.4*	Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of December 7, 2023, by and among Blue Bird Corporation and Generate Capital, PBC.

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Blue Bird Corporation

Dated:	February 7, 2024	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	February 7, 2024	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer