Form 10-Q
period 2024-03-30
Blue Bird Corp
filed 2024-05-08
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

At May 3, 2024, 32,299,065 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	March 30, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$93,096	$78,988
Accounts receivable, net	11,425	12,574
Inventories	145,401	135,286
Other current assets	19,495	9,215
Total current assets	$269,417	$236,063
Property, plant and equipment, net	$94,487	$95,101
Goodwill	18,825	18,825
Intangible assets, net	44,489	45,424
Equity investment in affiliate	25,948	17,619
Deferred tax assets	—	2,182
Finance lease right-of-use assets	683	1,034
Other assets	2,633	1,518
Total assets	$456,482	$417,766
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$138,847	$137,140
Warranty	6,779	6,711
Accrued expenses	37,549	32,894
Deferred warranty income	8,721	8,101
Finance lease obligations	898	583
Other current liabilities	21,973	24,391
Current portion of long-term debt	5,000	19,800
Total current liabilities	$219,767	$229,620
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	92,322	110,544
Warranty	8,697	8,723
Deferred warranty income	16,842	15,022
Deferred tax liabilities	2,238	2,513
Finance lease obligations	380	987
Other liabilities	8,317	7,955
Pension	2,131	2,404
Total long-term liabilities	$130,927	$148,148
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at March 30, 2024 and September 30, 2023	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,299,065 and 32,165,225 shares outstanding at March 30, 2024 and September 30, 2023, respectively	3	3
Additional paid-in capital	191,216	177,861
Accumulated deficit	(3,527)	(55,700)
Accumulated other comprehensive loss	(31,622)	(31,884)
Treasury stock, at cost, 1,782,568 shares at March 30, 2024 and September 30, 2023	(50,282)	(50,282)
Total stockholders' equity	$105,788	$39,998
Total liabilities and stockholders' equity	$456,482	$417,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales	$345,915	$299,814	$663,575	$535,546
Cost of goods sold	282,276	264,165	536,378	492,440
Gross profit	$63,639	$35,649	$127,197	$43,106
Operating expenses
Selling, general and administrative expenses	27,571	23,205	53,173	40,037
Operating profit	$36,068	$12,444	$74,024	$3,069
Interest expense	(2,812)	(5,192)	(6,443)	(9,388)
Interest income	1,054	12	2,142	12
Other expense, net	(1,968)	(342)	(3,189)	(578)
Loss on debt refinancing or modification	—	—	(1,558)	(537)
Income (loss) before income taxes	$32,342	$6,922	$64,976	$(7,422)
Income tax (expense) benefit	(8,261)	(1,389)	(16,707)	1,592
Equity in net income of non-consolidated affiliate	1,942	1,597	3,904	1,666
Net income (loss)	$26,023	$7,130	$52,173	$(4,164)

Earnings (loss) per share:
Basic weighted average shares outstanding	32,240,458	32,033,709	32,205,657	32,029,999
Diluted weighted average shares outstanding	33,074,592	32,322,163	32,828,339	32,029,999
Basic earnings (loss) per share	$0.81	$0.22	$1.62	$(0.13)
Diluted earnings (loss) per share	$0.79	$0.22	$1.59	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income (loss)	$26,023	$7,130	$52,173	$(4,164)
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	131	227	262	454
Total other comprehensive income	$131	$227	$262	$454
Comprehensive income (loss)	$26,154	$7,357	$52,435	$(3,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net income (loss)	$52,173	$(4,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,255	7,068
Non-cash interest expense	219	777
Share-based compensation expense	4,543	1,288
Equity in net income of non-consolidated affiliate	(3,904)	(1,666)
Dividend from equity investment in affiliate	2,991	—
Loss on disposal of fixed assets	25	11
Deferred income tax expense (benefit)	1,825	(1,600)
Amortization of deferred actuarial pension losses	344	598
Loss on debt refinancing or modification	1,558	537
Changes in assets and liabilities:
Accounts receivable	1,149	(1,101)
Inventories	(10,115)	13,816
Other assets	(10,016)	(2,380)
Accounts payable	2,298	28,116
Accrued expenses, pension and other liabilities	4,426	3,416
Total adjustments	$2,598	$48,880
Total cash provided by operating activities	$54,771	$44,716
Cash flows from investing activities
Cash paid for fixed assets	$(5,643)	$(3,740)
Proceeds from sale of fixed assets	—	—
Total cash used in investing activities	$(5,643)	$(3,740)
Cash flows from financing activities
Revolving credit facility borrowings (Note 4)	$36,220	$35,000
Revolving credit facility repayments	(36,220)	(55,000)
Term loan borrowings - new credit agreement (Note 4)	100,000	—
Term loan repayments (Note 4)	(133,050)	(9,900)
Principal payments on finance leases	(292)	(281)
Cash paid for debt costs (Note 4)	(3,128)	(3,272)
Repurchase of common stock in connection with stock award exercises	(301)	(57)
Cash received from stock option exercises	1,751	66
Total cash used in financing activities	$(35,020)	$(33,444)
Change in cash, cash equivalents, and restricted cash	14,108	7,532
Cash, cash equivalents, and restricted cash at beginning of period	78,988	10,479
Cash, cash equivalents, and restricted cash at end of period	$93,096	$18,011

	Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$3,678	$8,125
Income tax paid (received), net of tax refunds	9,443	(52)
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$780	$1,019
Right-of-use assets obtained in exchange for operating lease obligations	1,241	199
Warrants issued for equity investment in affiliate	7,416	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, December 30, 2023	32,198,592	$3	$187,159	—	$—	$(31,753)	$(29,550)	1,782,568	$(50,282)	$75,577
Stock option activity	100,473	—	1,602	—	—	—	—	—	—	1,602
Share-based compensation expense	—	—	2,455	—	—	—	—	—	—	2,455
Net income	—	—	—	—	—	—	26,023	—	—	26,023
Other comprehensive income, net of tax	—	—	—	—	—	131	—	—	—	131
Balance, March 30, 2024	32,299,065	$3	$191,216	—	$—	$(31,622)	$(3,527)	1,782,568	$(50,282)	$105,788

Balance, December 31, 2022	32,032,067	$3	$173,592	—	$—	$(41,703)	$(90,806)	1,782,568	$(50,282)	$(9,196)
Stock option activity	4,082	—	66	—	—	—	—	—	—	66
Share-based compensation expense	—	—	655	—	—	—	—	—	—	655
Net income	—	—	—	—	—	—	7,130	—	—	7,130
Other comprehensive income, net of tax	—	—	—	—	—	227	—	—	—	227
Balance, April 1, 2023	32,036,149	$3	$174,313	—	$—	$(41,476)	$(83,676)	1,782,568	$(50,282)	$(1,118)

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 12)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	22,115	—	(301)	—	—	—	—	—	—	(301)
Stock option activity	111,725	—	1,751	—	—	—	—	—	—	1,751
Share-based compensation expense	—	—	4,489	—	—	—	—	—	—	4,489
Net income	—	—	—	—	—	—	52,173	—	—	52,173
Other comprehensive income, net of tax	—	—	—	—	—	262	—	—	—	262
Balance, March 30, 2024	32,299,065	$3	$191,216	—	$—	$(31,622)	$(3,527)	1,782,568	$(50,282)	$105,788

Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	7,156	—	(57)	—	—	—	—	—	—	(57)
Stock option activity	4,082	—	66	—	—	—	—	—	—	66
Share-based compensation expense	—	—	1,201	—	—	—	—	—	—	1,201
Net loss	—	—	—	—	—	—	(4,164)	—	—	(4,164)
Other comprehensive income, net of tax	—	—	—	—	—	454	—	—	—	454
Balance, April 1, 2023	32,036,149	$3	$174,313	—	$—	$(41,476)	$(83,676)	1,782,568	$(50,282)	$(1,118)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 28, 2024 ("fiscal 2024") and ended September 30, 2023 ("fiscal 2023") consist or consisted of 52 weeks. The second quarters of fiscal 2024 and fiscal 2023 both included 13 weeks. The six month periods in fiscal 2024 and 2023 both included 26 weeks.

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

Supply chain disruptions continued into the first half of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first half of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 30, 2024.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	March 30, 2024	September 30, 2023
Raw materials	$99,019	$88,116
Work in process	36,982	45,875
Finished goods	9,400	1,295
Total inventories	$145,401	$135,286

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the applicable Condensed Consolidated Balance Sheets that sum to the total of such amounts reported on the Condensed Consolidated Statements of Cash Flows:

(in thousands of dollars)	March 30, 2024	April 1, 2023
Cash and cash equivalents	$93,096	$17,773
Restricted cash	—	238
Total cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$93,096	$18,011

Amounts included in restricted cash represent those that were required by a contractual agreement with a financial institution to serve as collateral against outstanding balances pertaining to the Company's corporate credit card program.

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance at beginning of period	$15,283	$15,580	$15,434	$15,970
Add current period accruals	2,512	2,432	4,853	4,465
Current period reductions of accrual	(2,319)	(2,458)	(4,811)	(4,881)
Balance at end of period	$15,476	$15,554	$15,476	$15,554
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance at beginning of period	$24,118	$19,290	$23,123	$18,795
Add current period deferred income	3,562	2,756	6,560	5,092
Current period recognition of income	(2,117)	(1,965)	(4,120)	(3,806)
Balance at end of period	$25,563	$20,081	$25,563	$20,081

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $4.5 million of the outstanding contract liability during the remainder of fiscal 2024, $7.8 million in fiscal 2025, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	March 30, 2024	September 30, 2023
Current portion	$5,247	$4,475
Long-term portion	2,348	1,771
Total accrued self-insurance	$7,595	$6,246

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $5.0 million and $4.2 million for the three months ended March 30, 2024 and April 1, 2023, respectively, and $9.7 million and $8.5 million for the six months ended March 30, 2024 and April 1, 2023, respectively. The related cost of goods sold was $4.4 million and $3.9 million for the three months ended March 30, 2024 and April 1, 2023, respectively, and $8.7 million and $7.7 million for the six months ended March 30, 2024 and April 1, 2023, respectively.

Pension Expense

Components of net periodic pension benefit expense were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Interest cost	$1,484	$1,509	$2,968	$3,018
Expected return on plan assets	(1,620)	(1,630)	(3,240)	(3,260)
Amortization of prior loss	172	299	344	598
Net periodic pension benefit expense	$36	$178	$72	$356
Amortization of prior loss, recognized in other comprehensive income	(172)	(299)	(344)	(598)
Total recognized in net periodic pension benefit expense and other comprehensive income	$(136)	$(121)	$(272)	$(242)

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

The Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, which commenced on March 30, 2024, with 5.0% of the $100.0 million aggregate principal amount of all initial term loans outstanding at the Closing Date payable each year prior to the maturity date of the Term Loan Facility. The remaining initial aggregate principal amount outstanding under the Term Loan Facility, as well as any outstanding borrowings under the Revolving Credit Facility, will be payable on the November 17, 2028 maturity date of the Credit Agreement.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter that ended after the Closing Date, with pricing as of March 30, 2024 set at Level I.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.20:1.00. The Company was in compliance with such covenants as of March 30, 2024.

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

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	March 30, 2024	September 30, 2023
Term loan borrowings, net of deferred financing costs of $1,428 and $1,456, respectively	$97,322	$130,344
Less: current portion of long-term debt	5,000	19,800
Long-term debt, net of current portion	$92,322	$110,544

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At March 30, 2024 and September 30, 2023, $98.8 million and $131.8 million, respectively, were outstanding on the term loans.

At March 30, 2024 and September 30, 2023, the stated interest rates on the term loans were 7.2% and 10.0%, respectively. At March 30, 2024 and September 30, 2023, the weighted-average annual effective interest rates for the term loans were 8.2% and 10.9%, respectively, which include amortization of the deferred financing costs.

At March 30, 2024, $6.7 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $143.3 million on the revolving line of credit.

Interest expense on all indebtedness was $2.8 million and $5.2 million for the three months ended March 30, 2024 and April 1, 2023, respectively, and $6.4 million and $9.4 million for the six months ended March 30, 2024 and April 1, 2023, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2024	$2,500
2025	5,000
2026	5,000
2027	5,000
2028	5,000
Thereafter	76,250
Total remaining principal payments	$98,750

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

Three Months

The effective tax rate for the three months ended March 30, 2024 was 25.5% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

The effective tax rate for the three months ended April 1, 2023 was 20.1%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

Six Months

The effective tax rate for the six months ended March 30, 2024 was 25.7% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

The effective tax rate for the six months ended April 1, 2023 was 21.4%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the period.

6. Guarantees, Commitments and Contingencies

Litigation

At March 30, 2024, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Bus (1)	$317,959	$273,472	$611,396	$486,721
Parts (1)	27,956	26,342	52,179	48,825
Segment net sales	$345,915	$299,814	$663,575	$535,546

(1) Parts segment revenue includes $2.7 million and $1.3 million for the three months ended March 30, 2024 and April 1, 2023, respectively, and $4.3 million and $2.4 million for the six months ended March 30, 2024 and April 1, 2023, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit (loss)
	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Bus	$49,589	$23,099	$100,883	$19,368
Parts	14,050	12,550	26,314	23,738
Segment gross profit	$63,639	$35,649	$127,197	$43,106

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Segment gross profit	$63,639	$35,649	$127,197	$43,106
Adjustments:
Selling, general and administrative expenses	(27,571)	(23,205)	(53,173)	(40,037)
Interest expense	(2,812)	(5,192)	(6,443)	(9,388)
Interest income	1,054	12	2,142	12
Other expense, net	(1,968)	(342)	(3,189)	(578)
Loss on debt refinancing or modification	—	—	(1,558)	(537)
Income (loss) before income taxes	$32,342	$6,922	$64,976	$(7,422)

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
U.S.	$316,583	$264,281	$619,115	$468,822
Canada	29,058	32,234	44,177	62,755
Rest of world	274	3,299	283	3,969
Total net sales	$345,915	$299,814	$663,575	$535,546

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Diesel buses	$123,444	$89,795	$208,442	$161,289
Alternative power buses (1)	180,162	171,269	375,491	303,215
Other (2)	14,991	13,040	28,688	23,495
Parts	27,318	25,710	50,954	47,547
Net sales	$345,915	$299,814	$663,575	$535,546

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings (Loss) Per Share

The following table presents the earnings (loss) per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator:
Net income (loss)	$26,023	$7,130	$52,173	$(4,164)

Denominator:
Weighted-average common shares outstanding	32,240,458	32,033,709	32,205,657	32,029,999
Weighted-average dilutive securities, restricted stock	390,498	270,156	283,078	—
Weighted-average dilutive securities, stock options	183,538	18,298	153,044	—
Weighted-average dilutive securities, warrants (Note 12)	260,098	—	186,560	—
Weighted-average shares and dilutive potential common shares (1)	33,074,592	32,322,163	32,828,339	32,029,999

Earnings (loss) per share:
Basic earnings (loss) per share	$0.81	$0.22	$1.62	$(0.13)
Diluted earnings (loss) per share	$0.79	$0.22	$1.59	$(0.13)

(1) Potentially dilutive securities representing approximately zero and 0.4 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ending March 30, 2024 and April 1, 2023, respectively, and potentially dilutive securities representing approximately zero and 0.7 million shares of common stock were excluded from the computation of diluted earnings per share for the six months ending March 30, 2024 and April 1, 2023, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
March 30, 2024
Beginning Balance	$(31,753)	$(31,753)	$(31,884)	$(31,884)
Amounts reclassified and included in earnings	172	172	344	344
Total before taxes	172	172	344	344
Income taxes	(41)	(41)	(82)	(82)
Ending Balance March 30, 2024	$(31,622)	$(31,622)	$(31,622)	$(31,622)

April 1, 2023
Beginning Balance	$(41,703)	$(41,703)	$(41,930)	$(41,930)
Amounts reclassified and included in earnings	299	299	598	598
Total before taxes	299	299	598	598
Income taxes	(72)	(72)	(144)	(144)
Ending Balance April 1, 2023	$(41,476)	$(41,476)	$(41,476)	$(41,476)

11. Stockholder Transaction Costs

On December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which the Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share (“December Offering”).

On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and the Selling Stockholder, pursuant to which the Selling Shareholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share ("February Offering," and collectively with the December Offering, “Offerings”).

The December Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, and the February Offering was conducted pursuant to a prospectus supplement, dated February 15, 2024, both to the prospectus dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $1.9 million and $3.2 million for the three and six month periods ended March 30, 2024, with $0.7 million of similar expense recorded during both the three and six month periods ended April 1, 2023. The $1.9 million and $3.2 million of expense is included within other expense, net on the Condensed Consolidated Statements of Operations for the three and six month periods ended March 30, 2024, respectively, while the $0.7 million of expense is included within selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the three and six month periods ended April 1, 2023, but was subsequently reclassified to other expense, net, during the third quarter of fiscal 2023.

12. Joint Ventures

Micro Bird Holdings, Inc.

In December 2023, Micro Bird Holdings, Inc., our unconsolidated Canadian joint venture, paid dividends to all common stockholders, with the Company's proportionate share totaling $3.0 million, gross of required withholding taxes. The dividend was recorded as a reduction in the balance of equity investment in affiliate on the Condensed Consolidated Balance Sheets and is presented as a cash inflow in the operating section of the Condensed Consolidated Statements of Cash Flows.

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

The Company recorded the $7.4 million fair value of the Warrants upon issuance as permanent equity within additional paid-in capital on the Condensed Consolidated Balance Sheets and is not required to subsequently record changes in fair value as long as the Warrants continue to be classified within stockholders' equity. Additionally, since the Warrants were provided in exchange for an investment in the Joint Venture, the Company recorded the cost of its investment based on the fair value of the Warrants upon issuance, which increased the balance of equity investment in affiliate on the Condensed Consolidated Balance Sheets by a corresponding $7.4 million. No other activity was recorded relating to the Joint Venture during the three and six month periods ended March 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended March 30, 2024 and April 1, 2023 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Throughout this Report, we refer to the fiscal year ending September 28, 2024 as "fiscal 2024," the fiscal year ended September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as "fiscal 2022," the fiscal year ended October 2, 2021 as “fiscal 2021” and the fiscal year ended October 3, 2020 as "fiscal 2020." There will be or were 52 weeks in fiscal 2024, fiscal 2023 and fiscal 2022. The second quarters of fiscal 2024 and fiscal 2023 both included 13 weeks. The six month periods in fiscal 2024 and 2023 both included 26 weeks.

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

Supply chain disruptions continued into the first half of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first half of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

New bus orders during fiscal 2023 and continuing into fiscal 2024 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses that began during the latter half of fiscal 2021 and continued through the second quarter of fiscal 2024. Accordingly, the Company's backlog remained strong at approximately 4,600 units and 5,900 units as of September 30, 2023 and March 30, 2024 despite it selling over 8,500 units during fiscal 2023, the majority of which were included in the backlog that existed as of October 1, 2022, and almost 4,400 units in the first half of fiscal 2024.

In general, management believes that supply chain disruptions could continue in future periods and could materially impact our results if we are unable to i) obtain parts and supplies in sufficient quantities to meet our production needs and/or ii) pass along rising costs to our customers. They have resulted, and could continue to result, in significant economic disruption and have adversely affected our business. They could adversely impact our business for the remainder of fiscal 2024 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of ongoing supply chain constraints and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any production and supply chain disruptions and their related financial impacts on our business cannot be estimated at this time.

The impacts from supply chain constraints on the Company's business and operations beginning during the second half of fiscal 2021 and continuing into fiscal 2024 negatively affected our inventory procurement costs, gross profit, income and cash flows. We continue to monitor and assess the ability of suppliers to maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs and our ability to maintain continuous production during the remainder of fiscal 2024 and beyond. See PART I, Item 1.A. "Risk Factors," of our fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023, for a discussion of the material risks we believe we face particularly related to supply chain disruptions and related constraints.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results beginning in fiscal 2022 and continuing into fiscal 2024, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

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

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales beginning during the latter part of fiscal 2022 and continuing into fiscal 2024. Because peace negotiations do not appear to be productive and because Russia has continued to intensify its military operations in Ukraine, we currently believe that this matter will continue to adversely impact our business for the remainder of fiscal 2024 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended March 30, 2024.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023 and fiscal 2024. In response, beginning in July 2021, the Company has announced several sales price increases that apply to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases only began to marginally impact sales and gross profit in the latter half of fiscal 2022. Specifically, they did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they began to have a more significant, positive impact on sales and gross profit during the remainder of fiscal 2023, as the Company fulfilled sales orders (i) from the backlog existing as of the end of fiscal 2022 that originated more recently (i.e., during the latter months of fiscal 2022) and (ii) that were taken during fiscal 2023, both of which contained most or all of the cumulative sales prices increases that have been announced. These cumulative price increases also continued to have a significant, positive impact on sales and gross profit during the first half of fiscal 2024.

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

We define Free Cash Flow as total cash provided by/used in operating activities as adjusted for cash paid for the acquisition of fixed assets and intangible assets. We use Free Cash Flow, and ratios based on Free Cash Flow, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flow since purchases of fixed assets and intangible assets are a necessary component of ongoing manufacturing operations. Accordingly, Free Cash Flow will be less than operating cash flows.

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

Consolidated Results of Operations for the Three Months Ended March 30, 2024 and April 1, 2023:

	Three Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Net sales	$345,915	$299,814
Cost of goods sold	282,276	264,165
Gross profit	$63,639	$35,649
Operating expenses
Selling, general and administrative expenses	27,571	23,205
Operating profit	$36,068	$12,444
Interest expense	(2,812)	(5,192)
Interest income	1,054	12
Other expense, net	(1,968)	(342)
Income before income taxes	$32,342	$6,922
Income tax expense	(8,261)	(1,389)
Equity in net income of non-consolidated affiliate	1,942	1,597
Net income	$26,023	$7,130
Other financial data:
Adjusted EBITDA	$45,751	$21,088
Adjusted EBITDA margin	13.2%	7.0%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	March 30, 2024	April 1, 2023
Bus	$317,959	$273,472
Parts	27,956	26,342
Total	$345,915	$299,814

Gross Profit (Loss) by Segment
Bus	$49,589	$23,099
Parts	14,050	12,550
Total	$63,639	$35,649

Net sales. Net sales were $345.9 million for the second quarter of fiscal 2024, an increase of $46.1 million, or 15.4%, compared to $299.8 million for the second quarter of fiscal 2023. The increase in net sales is primarily due to product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs, all of which were partially offset by a small decrease in unit bookings.

Bus sales increased $44.5 million, or 16.3%, reflecting an 18.8% increase in average sales price per unit that was partially offset by a 2.2% decrease in units booked. In the second quarter of fiscal 2024, 2,254 units were booked compared to 2,304 units booked for the same period in fiscal 2023. The small decrease in units sold was primarily due to product mix changes as well as a slight increase in supply chain constraints impacting the Company's ability to produce and deliver buses due to shortages of critical components during the second quarter of 2024 relative to the second quarter of fiscal 2023. The increase in unit price for the second quarter of fiscal 2024 compared to the same period in fiscal 2023 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $1.6 million, or 6.1%, for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $282.3 million for the second quarter of fiscal 2024, an increase of $18.1 million, or 6.9%, compared to $264.2 million for the second quarter of fiscal 2023. As a percentage of net sales, total cost of goods sold improved from 88.1% to 81.6%, primarily due to the pricing actions discussed above taking effect.

Bus segment cost of goods sold increased $18.0 million, or 7.2%, for the second quarter of fiscal 2024 compared to the same period in fiscal 2023. The increase was primarily driven by increased inventory costs, as the average cost of goods sold per unit for the second quarter of fiscal 2024 was 9.6% higher compared to the second quarter of fiscal 2023, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase in inventory costs was partially offset by a 2.2% decrease in units booked in the second quarter of fiscal 2024 compared to the same period in fiscal 2023.

The $0.1 million, or 0.8%, increase in parts segment cost of goods sold for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $36.1 million for the second quarter of fiscal 2024, an increase of $23.6 million, compared to operating profit of $12.4 million for the second quarter of fiscal 2023. Profitability was primarily impacted by an increase of $28.0 million in gross profit as outlined in the revenue and cost of goods sold discussions above. The increase in gross profit was partially offset by an increase of $4.4 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $2.8 million for the second quarter of fiscal 2024, a decrease of $2.4 million, or 45.8%, compared to $5.2 million for the second quarter of fiscal 2023. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 10.5% at April 1, 2023 to 7.2% at March 30, 2024, as well as lower outstanding borrowings in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

Other expense, net. Other expense, net, was $2.0 million for the second quarter of fiscal 2024, an increase of $1.6 million, or 475.4%, compared to $0.3 million of other expense, net, for the same period in fiscal 2023.

On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which the Selling Shareholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share ("February Offering").

The February Offering was conducted pursuant to a prospectus supplement, dated February 15, 2024, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the February Offering, it was required to pay certain expenses in connection with the February Offering that totaled approximately $1.9 million for the three month period ended March 30, 2024, with $0.7 million of similar expense recorded during the three month period ended April 1, 2023. However, the $0.7 million of expense was included within selling, general and administrative expenses for the three month period ended April 1, 2023, but was subsequently reclassified to other expense, net, during the third quarter of fiscal 2023.

Income taxes. Income tax expense was $8.3 million for the second quarter of fiscal 2024 compared to $1.4 million for the same period in fiscal 2023.

The effective tax rate for the three months ended March 30, 2024 was 25.5% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

The effective tax rate for the three months ended April 1, 2023 was 20.1%, which aligned with the statutory federal income tax rate of 21% and was comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the quarter.

Adjusted EBITDA. Adjusted EBITDA was $45.8 million, or 13.2% of net sales, for the second quarter of fiscal 2024, an increase of $24.7 million, or 117.0%, compared to $21.1 million, or 7.0% of net sales, for the second quarter of fiscal 2023. The increase is primarily the result of the $18.9 million increase in net income as a result of the factors discussed above as well as the $6.9 million corresponding increase in income tax expense.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Net income	$26,023	$7,130
Adjustments:
Interest expense, net (1)	1,860	5,281
Income tax expense	8,261	1,389
Depreciation, amortization, and disposals (2)	3,988	4,181
Operational transformation initiatives	—	137
Share-based compensation expense	2,492	699
Stockholder transaction costs	1,933	743
Other	(1)	281
Subtotal (Adjusted EBITDA as previously presented)	$44,556	$19,841
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	1,195	1,247
Adjusted EBITDA	$45,751	$21,088
Adjusted EBITDA margin (percentage of net sales)	13.2%	7.0%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.3 million and $0.4 million for the three months ended March 30, 2024 and April 1, 2023, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Six Months Ended March 30, 2024 and April 1, 2023:

	Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Net sales	$663,575	$535,546
Cost of goods sold	536,378	492,440
Gross profit	$127,197	$43,106
Operating expenses
Selling, general and administrative expenses	53,173	40,037
Operating profit	$74,024	$3,069
Interest expense	(6,443)	(9,388)
Interest income	2,142	12
Other expense, net	(3,189)	(578)
Loss on debt modification	(1,558)	(537)
Income (loss) before income taxes	$64,976	$(7,422)
Income tax (expense) benefit	(16,707)	1,592
Equity in net income of non-consolidated affiliate	3,904	1,666
Net income (loss)	$52,173	$(4,164)
Other financial data:
Adjusted EBITDA	$93,355	$17,552
Adjusted EBITDA margin	14.1%	3.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	March 30, 2024	April 1, 2023
Bus	$611,396	$486,721
Parts	52,179	48,825
Total	$663,575	$535,546

Gross Profit by Segment
Bus	$100,883	$19,368
Parts	26,314	23,738
Total	$127,197	$43,106

Net sales. Net sales were $663.6 million for the six months ended March 30, 2024, an increase of $128.0 million, or 23.9%, compared to $535.5 million for the six months ended April 1, 2023. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs.

Bus sales increased $124.7 million, or 25.6%, reflecting a 2.9% increase in units booked and a 22.1% increase in average sales price per unit. 4,383 units booked in the six months ended March 30, 2024 compared with 4,261 units booked during the same period in fiscal 2023. The increase in units sold was primarily due to slight improvements in supply chain constraints impacting the Company's ability to produce and deliver buses due to shortages of critical components during the first half of fiscal 2024 relative to the same period in fiscal 2023. The increase in unit price for the first half of fiscal 2024 compared to the same period in fiscal 2023 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $3.4 million, or 6.9%, for the six months ended March 30, 2024 compared to the six months ended April 1, 2023. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $536.4 million for the six months ended March 30, 2024, an increase of $43.9 million, or 8.9%, compared to $492.4 million for the six months ended April 1, 2023. As a percentage of net sales, total cost of goods sold improved from 92.0% to 80.8%.

Bus segment cost of goods sold increased $43.2 million, or 9.2%, for the six months ended March 30, 2024 compared to the six months ended April 1, 2023. The increase was partially attributable to the 2.9% increase in units booked in the six months ended March 30, 2024 compared to the same period in fiscal 2023. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the six months ended March 30, 2024 was 6.2% higher compared to the six months ended April 1, 2023, primarily due to increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components.

The $0.8 million, or 3.1%, increase in parts segment cost of goods sold for the six months ended March 30, 2024 compared to the six months ended April 1, 2023 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $74.0 million for the six months ended March 30, 2024, an increase of $71.0 million compared to operating profit of $3.1 million for the six months ended April 1, 2023. Profitability was primarily impacted by an increase of $84.1 million in gross profit as outlined in the revenue and cost of goods sold discussions. The increase in gross profit was partially offset by an increase of $13.1 million in selling, general and administrative expenses, primarily due to an increase in labor costs. Additionally, selling, general and administrative expenses during the first quarter of fiscal 2023 benefited from actions taken by management to reduce labor costs and certain discretionary spending to mitigate the significant adverse impact of ongoing supply chain constraints on the Company's operations and results.

Interest expense. Interest expense was $6.4 million for the six months ended March 30, 2024, a decrease of $2.9 million, or 31.4%, compared to $9.4 million for the six months ended April 1, 2023. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 10.5% at April 1, 2023 to 7.2% at March 30, 2024, as well as lower outstanding borrowings in the first half of fiscal 2024 compared to the first half of fiscal 2023.

Other expense, net. Other expense, net, was $3.2 million for the six months ended March 30, 2024, an increase of $2.6 million, or 451.7%, compared to $0.6 million for the six months ended April 1, 2023. We recorded $0.1 million of net periodic pension expense during the six months ended March 30, 2024 when compared with $0.4 million recorded during the six months ended April 1, 2023.

Additionally, on December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and the Selling Stockholder, pursuant to which the Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share (“December Offering” and collectively with the February Offering, “Offerings”).

The December Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, to the prospectus dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021. The December Offering closed on December 19, 2023.

Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $3.2 million for the six month period ended March 30, 2024, with $0.7 million of similar expense recorded during the six month period ended April 1, 2023. However, the $0.7 million of expense was included within selling, general and administrative expenses for the six month period ended April 1, 2023, but was subsequently reclassified to other expense, net, during the third quarter of fiscal 2023.

Income taxes. Income tax expense was $16.7 million for the six months ended March 30, 2024 compared to income tax benefit of $1.6 million for the six months ended April 1, 2023.

The effective tax rate for the six months ended March 30, 2024 was 25.7% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

The effective tax rate for the six months ended April 1, 2023 was 21.4%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes and federal and state tax credits (net of valuation allowances), with discrete period items having a nominal impact on the effective rate during the period.

Adjusted EBITDA. Adjusted EBITDA was $93.4 million, or 14.1% of net sales, for the six months ended March 30, 2024, an increase of $75.8 million, or 431.9%, compared to $17.6 million, or 3.3% of net sales, for the six months ended April 1, 2023. The increase in Adjusted EBITDA is primarily the result of the $56.3 million increase in net income as a result of the factors discussed above as well as the $18.3 million corresponding increase in income tax expense.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Net income (loss)	$52,173	$(4,164)
Adjustments:
Interest expense, net (1)	4,515	9,570
Income tax expense (benefit)	16,707	(1,592)
Depreciation, amortization, and disposals (2)	8,198	7,996
Operational transformation initiatives	—	937
Loss on debt refinancing or modification	1,558	537
Share-based compensation expense	4,543	1,288
Stockholder transaction costs	3,154	743
Other	(83)	281
Subtotal (Adjusted EBITDA as previously presented)	$90,765	$15,596
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	2,590	1,956
Adjusted EBITDA	$93,355	$17,552
Adjusted EBITDA margin (percentage of net sales)	14.1%	3.3%

(1) Includes $0.2 million for both six month periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

(2) Includes $0.9 million for both six month periods, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At March 30, 2024, the Company had $93.1 million of available cash (net of outstanding checks) and $143.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, which commenced on March 30, 2024, with 5.0% of the $100.0 million aggregate principal amount of all initial term loans outstanding at the Closing Date payable each year prior to the maturity date of the Term Loan Facility. The remaining initial aggregate principal amount outstanding under the Term Loan Facility, as well as any outstanding borrowings under the Revolving Credit Facility, will be payable on the November 17, 2028 maturity date of the Credit Agreement.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of March 30, 2024 set at Level I.

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

At March 30, 2024, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

Supply chain disruptions continued into the first half of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first half of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Cash, cash equivalents and restricted cash at beginning of period	$78,988	$10,479
Total cash provided by operating activities	54,771	44,716
Total cash used in investing activities	(5,643)	(3,740)
Total cash used in financing activities	(35,020)	(33,444)
Change in cash, cash equivalents and restricted cash	$14,108	$7,532
Cash, cash equivalents and restricted cash at end of period	$93,096	$18,011

Total cash provided by operating activities

Cash flows provided by operating activities totaled $54.8 million for the six months ended March 30, 2024, an increase of $10.1 million from the $44.7 million of cash flows provided by operating activities during the six months ended April 1, 2023. The increase was primarily attributable to a $56.3 million increase in net income and a $3.0 million increase in the dividend received from our unconsolidated Canadian joint venture during the first half of fiscal 2024 when compared with the corresponding period in fiscal 2023.

However, these increases werre partially offset by the effect of net changes in operating assets and liabilities that negatively impacted operating cash flows by $54.1 million during the six months ended March 30, 2024 when compared with the six months ended April 1, 2023. The primary drivers in this category were unfavorable changes in inventory and accounts payable of $23.9 million and $25.8 million, respectively. At the end of fiscal 2022 and during the first half of fiscal 2023, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which, when coupled with increased production and sales volumes during the first half of fiscal 2023, resulted in a significant increase in the accounts payable balance (a net source of cash) when compared with a small increase in the accounts payable balance during the first half of fiscal 2024 (a net source of cash). Additionally, we became more efficient at managing supply chain disruptions, and thus building and selling buses, during the the first half of fiscal 2023. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant decrease in the inventory balance at the end of the second quarter of fiscal 2023 (a net source of cash). In comparison, we had an increase in the inventory balance at the end of the second quarter of fiscal 2024 (a net use of cash) as we elected to strategically acquire larger quantities of certain components (i) that have longer lead times and could impact our production schedule if not manufactured by our suppliers and delivered to us in a timely manner and (ii) in anticipation of model year changeovers by some of our larger suppliers that are expected to decrease the availability of such inventory later in fiscal 2024.

Total cash used in investing activities

Cash flows used in investing activities totaled $5.6 million for the six months ended March 30, 2024 as compared to $3.7 million for the six months ended April 1, 2023. The $1.9 million increase was primarily due to an increase in spending on fixed assets, as increased profitability in the first half of fiscal 2024 when compared with the same period in fiscal 2023 allowed for more capital spending. During the first half of fiscal 2023, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Total cash used in financing activities

Cash flows used in financing activities totaled $35.0 million for the six months ended March 30, 2024 as compared to $33.4 million for the six months ended April 1, 2023. The $1.6 million increase between fiscal periods was primarily attributable to a $123.2 million increase in term loan principal repayments, which was partially offset by $100.0 million of proceeds received from term loan borrowings under the Credit Agreement, a $20.0 million net increase in revolving line of credit borrowings and a $1.7 million increase in cash received from stock option exercises.

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

	Six Months Ended
(in thousands of dollars)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$54,771	$44,716
Cash paid for fixed assets	(5,643)	(3,740)
Free Cash Flow	$49,128	$40,976

Free Cash Flow for the six months ended March 30, 2024 was $8.2 million higher than for the six months ended April 1, 2023 due to a $10.1 million increase in net cash provided by operating activities that was partially offset by a $1.9 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.7 million at March 30, 2024, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c)    During the second quarter of fiscal 2024, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K. However, Philip Horlock’s previously disclosed Rule 10b5-1 trading plan expired during the quarter in accordance with its terms as all shares covered under such plan have been sold.

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

10.1*	Change in Control Plan, effective as of January 25, 2024.

10.2*
Omnibus Amendment to Outstanding Stock Option and Restricted Stock Unit Awards Under the Amended and Restated Blue Bird Corporation 2015 Omnibus Equity Incentive Plan, effective as of January 25, 2024.

10.3*	Employment Agreement effective May 15, 2023, between Phil Horlock and Blue Bird Corporation.

10.4*	Employment Agreement effective July 1, 2023, between Britton Smith and Blue Bird Corporation.

10.5*	Employment Agreement effective October 1, 2023, between Razvan Radulescu and Blue Bird Corporation.

10.6*	Employment Agreement effective October 1, 2023, between Ted Scartz and Blue Bird Corporation.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer Joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Blue Bird Corporation

Dated:	May 8, 2024	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	May 8, 2024	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer