Form 10-Q
period 2024-06-29
Blue Bird Corp
filed 2024-08-07
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

At August 2, 2024, 32,355,645 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	June 29, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$88,416	$78,988
Accounts receivable, net	34,006	12,574
Inventories	144,537	135,286
Other current assets	8,738	9,215
Total current assets	$275,697	$236,063
Property, plant and equipment, net	$97,608	$95,101
Goodwill	18,825	18,825
Intangible assets, net	44,022	45,424
Equity investment in affiliate	28,715	17,619
Deferred tax assets	—	2,182
Finance lease right-of-use assets	507	1,034
Other assets	2,696	1,518
Total assets	$468,070	$417,766
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$128,144	$137,140
Warranty	6,796	6,711
Accrued expenses	36,817	32,894
Deferred warranty income	9,075	8,101
Finance lease obligations	1,124	583
Other current liabilities	10,618	24,391
Current portion of long-term debt	5,000	19,800
Total current liabilities	$197,574	$229,620
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	91,158	110,544
Warranty	8,700	8,723
Deferred warranty income	17,978	15,022
Deferred tax liabilities	4,620	2,513
Finance lease obligations	6	987
Other liabilities	8,757	7,955
Pension	1,994	2,404
Total long-term liabilities	$133,213	$148,148
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at June 29, 2024 and September 30, 2023	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,331,161 and 32,165,225 shares outstanding at June 29, 2024 and September 30, 2023, respectively	3	3
Additional paid-in capital	193,869	177,861
Retained earnings (accumulated deficit)	25,184	(55,700)
Accumulated other comprehensive loss	(31,491)	(31,884)
Treasury stock, at cost, 1,782,568 shares at June 29, 2024 and September 30, 2023	(50,282)	(50,282)
Total stockholders' equity	$137,283	$39,998
Total liabilities and stockholders' equity	$468,070	$417,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$333,367	$294,284	$996,942	$829,830
Cost of goods sold	264,014	248,534	800,392	740,974
Gross profit	$69,353	$45,750	$196,550	$88,856
Operating expenses
Selling, general and administrative expenses	29,625	26,328	82,798	66,365
Operating profit	$39,728	$19,422	$113,752	$22,491
Interest expense	(2,107)	(4,507)	(8,550)	(13,895)
Interest income	990	246	3,132	258
Other expense, net	(2,729)	(6,421)	(5,918)	(6,999)
Loss on debt refinancing or modification	—	—	(1,558)	(537)
Income before income taxes	$35,882	$8,740	$100,858	$1,318
Income tax expense	(9,938)	(1,884)	(26,645)	(292)
Equity in net income of non-consolidated affiliate	2,767	2,502	6,671	4,168
Net income	$28,711	$9,358	$80,884	$5,194

Earnings per share:
Basic weighted average shares outstanding	32,305,396	32,073,497	32,238,805	32,044,581
Diluted weighted average shares outstanding	33,653,447	32,598,938	33,222,354	32,335,381
Basic earnings per share	$0.89	$0.29	$2.51	$0.16
Diluted earnings per share	$0.85	$0.29	$2.43	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$28,711	$9,358	$80,884	$5,194
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	131	227	393	681
Total other comprehensive income	$131	$227	$393	$681
Comprehensive income	$28,842	$9,585	$81,277	$5,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net income	$80,884	$5,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,913	12,077
Non-cash interest expense	305	1,124
Share-based compensation expense	7,017	2,229
Equity in net income of non-consolidated affiliate	(6,671)	(4,168)
Dividend from equity investment in affiliate	2,991	—
Loss on disposal of fixed assets	33	13
Deferred income tax expense	4,165	522
Amortization of deferred actuarial pension losses	516	896
Loss on debt refinancing or modification	1,558	537
Changes in assets and liabilities:
Accounts receivable	(21,432)	1,105
Inventories	(9,251)	13,808
Other assets	680	(228)
Accounts payable	(9,961)	27,953
Accrued expenses, pension and other liabilities	(5,987)	23,069
Total adjustments	$(25,124)	$78,937
Total cash provided by operating activities	$55,760	$84,131
Cash flows from investing activities
Cash paid for fixed assets	$(10,137)	$(6,390)
Total cash used in investing activities	$(10,137)	$(6,390)
Cash flows from financing activities
Revolving credit facility borrowings (Note 4)	$36,220	$45,000
Revolving credit facility repayments	(36,220)	(65,000)
Term loan borrowings - new credit agreement (Note 4)	100,000	—
Term loan repayments (Note 4)	(134,300)	(14,850)
Principal payments on finance leases	(440)	(425)
Cash paid for debt costs (Note 4)	(3,128)	(3,272)
Repurchase of common stock in connection with stock award exercises	(301)	(57)
Cash received from stock option exercises	1,974	1,119
Total cash used in financing activities	$(36,195)	$(37,485)
Change in cash, cash equivalents, and restricted cash	9,428	40,256
Cash, cash equivalents, and restricted cash at beginning of period	78,988	10,479
Cash, cash equivalents, and restricted cash at end of period	$88,416	$50,735

	Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid, net of interest received	$4,725	$12,202
Income tax paid (received), net of tax refunds	18,856	(33)
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$2,336	$745
Right-of-use assets obtained in exchange for operating lease obligations	1,682	199
Warrants issued for equity investment in affiliate	7,416	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Shares	Amount	Total Stockholders' Equity (Deficit)
Balance, March 30, 2024	32,299,065	$3	$191,216	—	$—	$(31,622)	$(3,527)	1,782,568	$(50,282)	$105,788
Restricted stock activity	18,896	—	—	—	—	—	—	—	—	—
Stock option activity	13,200	—	223	—	—	—	—	—	—	223
Share-based compensation expense	—	—	2,430	—	—	—	—	—	—	2,430
Net income	—	—	—	—	—	—	28,711	—	—	28,711
Other comprehensive income, net of tax	—	—	—	—	—	131	—	—	—	131
Balance, June 29, 2024	32,331,161	$3	$193,869	—	$—	$(31,491)	$25,184	1,782,568	$(50,282)	$137,283

Balance, April 1, 2023	32,036,149	$3	$174,313	—	$—	$(41,476)	$(83,676)	1,782,568	$(50,282)	$(1,118)
Restricted stock activity	28,771	—	—	—	—	—	—	—	—	—
Stock option activity	56,687	—	1,053	—	—	—	—	—	—	1,053
Share-based compensation expense	—	—	924	—	—	—	—	—	—	924
Net income	—	—	—	—	—	—	9,358	—	—	9,358
Other comprehensive income, net of tax	—	—	—	—	—	227	—	—	—	227
Balance, July 1, 2023	32,121,607	$3	$176,290	—	$—	$(41,249)	$(74,318)	1,782,568	$(50,282)	$10,444

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Shares	Amount	Total Stockholders' Equity
Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 12)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	41,011	—	(301)	—	—	—	—	—	—	(301)
Stock option activity	124,925	—	1,974	—	—	—	—	—	—	1,974
Share-based compensation expense	—	—	6,919	—	—	—	—	—	—	6,919
Net income	—	—	—	—	—	—	80,884	—	—	80,884
Other comprehensive income, net of tax	—	—	—	—	—	393	—	—	—	393
Balance, June 29, 2024	32,331,161	$3	$193,869	—	$—	$(31,491)	$25,184	1,782,568	$(50,282)	$137,283

Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	35,927	—	(57)	—	—	—	—	—	—	(57)
Stock option activity	60,769	—	1,119	—	—	—	—	—	—	1,119
Share-based compensation expense	—	—	2,125	—	—	—	—	—	—	2,125
Net income	—	—	—	—	—	—	5,194	—	—	5,194
Other comprehensive income, net of tax	—	—	—	—	—	681	—	—	—	681
Balance, July 1, 2023	32,121,607	$3	$176,290	—	$—	$(41,249)	$(74,318)	1,782,568	$(50,282)	$10,444

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 28, 2024 ("fiscal 2024") and ended September 30, 2023 ("fiscal 2023") consist or consisted of 52 weeks. The third quarters of fiscal 2024 and fiscal 2023 both included 13 weeks. The nine month periods in fiscal 2024 and 2023 both included 39 weeks.

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

Supply chain disruptions continued during the first nine months of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first nine months of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 29, 2024.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	June 29, 2024	September 30, 2023
Raw materials	$77,716	$88,116
Work in process	32,462	45,875
Finished goods	34,359	1,295
Total inventories	$144,537	$135,286

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the applicable Condensed Consolidated Balance Sheets that sum to the total of such amounts reported on the Condensed Consolidated Statements of Cash Flows:

(in thousands of dollars)	June 29, 2024	July 1, 2023
Cash and cash equivalents	$88,416	$50,497
Restricted cash	—	238
Total cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows	$88,416	$50,735

Amounts included in restricted cash represent those that were required by a contractual agreement with a financial institution to serve as collateral against outstanding balances pertaining to the Company's corporate credit card program.

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$15,476	$15,554	$15,434	$15,970
Add current period accruals	2,414	2,291	7,267	6,756
Current period reductions of accrual	(2,394)	(2,468)	(7,205)	(7,349)
Balance at end of period	$15,496	$15,377	$15,496	$15,377
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$25,563	$20,081	$23,123	$18,795
Add current period deferred income	3,547	3,507	10,107	8,599
Current period recognition of income	(2,057)	(1,953)	(6,177)	(5,759)
Balance at end of period	$27,053	$21,635	$27,053	$21,635

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $2.4 million of the outstanding contract liability during the remainder of fiscal 2024, $8.7 million in fiscal 2025, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	June 29, 2024	September 30, 2023
Current portion	$5,041	$4,475
Long-term portion	2,273	1,771
Total accrued self-insurance	$7,314	$6,246

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $5.9 million and $4.6 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $15.6 million and $13.1 million for the nine months ended June 29, 2024 and July 1, 2023, respectively. The related cost of goods sold was $5.5 million and $4.0 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $14.2 million and $11.7 million for the nine months ended June 29, 2024 and July 1, 2023, respectively.

Pension Expense

Components of net periodic pension benefit expense were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest cost	$1,484	$1,509	$4,452	$4,527
Expected return on plan assets	(1,620)	(1,630)	(4,860)	(4,890)
Amortization of prior loss	172	299	516	897
Net periodic pension benefit expense	$36	$178	$108	$534
Amortization of prior loss, recognized in other comprehensive income	(172)	(299)	(516)	(897)
Total recognized in net periodic pension benefit expense and other comprehensive income	$(136)	$(121)	$(408)	$(363)

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter that ended after the Closing Date, with pricing as of June 29, 2024 set at Level I.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.20:1.00. The Company was in compliance with such covenants as of June 29, 2024.

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

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	June 29, 2024	September 30, 2023
Term loan borrowings, net of deferred financing costs of $1,342 and $1,456, respectively	$96,158	$130,344
Less: current portion of long-term debt	5,000	19,800
Long-term debt, net of current portion	$91,158	$110,544

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At June 29, 2024 and September 30, 2023, $97.5 million and $131.8 million, respectively, were outstanding on the term loans.

At June 29, 2024 and September 30, 2023, the stated interest rates on the term loans were 7.2% and 10.0%, respectively. At June 29, 2024 and September 30, 2023, the weighted-average annual effective interest rates for the term loans were 8.5% and 10.9%, respectively, which include amortization of the deferred financing costs.

At June 29, 2024, $6.7 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $143.3 million on the revolving line of credit.

Interest expense on all indebtedness was $2.1 million and $4.5 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $8.6 million and $13.9 million for the nine months ended June 29, 2024 and July 1, 2023, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2024	$1,250
2025	5,000
2026	5,000
2027	5,000
2028	5,000
Thereafter	76,250
Total remaining principal payments	$97,500

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

Three Months

The effective tax rate for the three months ended June 29, 2024 was 27.7% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

The effective tax rate for the three months ended July 1, 2023 was 21.6%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the quarter.

Nine Months

The effective tax rate for the nine months ended June 29, 2024 was 26.4% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

The effective tax rate for the nine months ended July 1, 2023 was 22.2%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the period.

6. Guarantees, Commitments and Contingencies

Litigation

At June 29, 2024, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Bus (1)	$308,037	$270,282	$919,433	$757,003
Parts (1)	25,330	24,002	77,509	72,827
Segment net sales	$333,367	$294,284	$996,942	$829,830

(1) Parts segment revenue includes $2.6 million and $1.7 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $6.9 million and $4.1 million for the nine months ended June 29, 2024 and July 1, 2023, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit (loss)
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Bus	$56,545	$34,176	$157,428	$53,544
Parts	12,808	11,574	39,122	35,312
Segment gross profit	$69,353	$45,750	$196,550	$88,856

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment gross profit	$69,353	$45,750	$196,550	$88,856
Adjustments:
Selling, general and administrative expenses	(29,625)	(26,328)	(82,798)	(66,365)
Interest expense	(2,107)	(4,507)	(8,550)	(13,895)
Interest income	990	246	3,132	258
Other expense, net	(2,729)	(6,421)	(5,918)	(6,999)
Loss on debt refinancing or modification	—	—	(1,558)	(537)
Income before income taxes	$35,882	$8,740	$100,858	$1,318

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S.	$291,374	$282,908	$910,489	$751,730
Canada	41,804	9,801	85,981	72,556
Rest of world	189	1,575	472	5,544
Total net sales	$333,367	$294,284	$996,942	$829,830

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Diesel buses	$109,797	$87,318	$318,239	$248,607
Alternative power buses (1)	185,453	172,234	560,944	475,449
Other (2)	13,393	11,326	42,081	34,821
Parts	24,724	23,406	75,678	70,953
Net sales	$333,367	$294,284	$996,942	$829,830

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income	$28,711	$9,358	$80,884	$5,194

Denominator:
Weighted-average common shares outstanding	32,305,396	32,073,497	32,238,805	32,044,581
Weighted-average dilutive securities, restricted stock	533,789	407,015	382,523	286,989
Weighted-average dilutive securities, stock options	357,124	118,426	277,468	3,811
Weighted-average dilutive securities, warrants (Note 12)	457,138	—	323,558	—
Weighted-average shares and dilutive potential common shares (1)	33,653,447	32,598,938	33,222,354	32,335,381

Earnings per share:
Basic earnings per share	$0.89	$0.29	$2.51	$0.16
Diluted earnings per share	$0.85	$0.29	$2.43	$0.16

(1) Potentially dilutive securities representing approximately 0.1 million shares of common stock and 0.5 million shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended July 1, 2023, respectively, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
June 29, 2024
Beginning Balance	$(31,622)	$(31,622)	$(31,884)	$(31,884)
Amounts reclassified and included in earnings	172	172	516	516
Total before taxes	172	172	516	516
Income taxes	(41)	(41)	(123)	(123)
Ending Balance June 29, 2024	$(31,491)	$(31,491)	$(31,491)	$(31,491)

July 1, 2023
Beginning Balance	$(41,476)	$(41,476)	$(41,930)	$(41,930)
Amounts reclassified and included in earnings	299	299	897	897
Total before taxes	299	299	897	897
Income taxes	(72)	(72)	(216)	(216)
Ending Balance July 1, 2023	$(41,249)	$(41,249)	$(41,249)	$(41,249)

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

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $3.2 million for the nine months ended June 29, 2024, with $5.5 million and $6.3 million of similar expense recorded for the three and nine months ended July 1, 2023, respectively. The $3.2 million of expense is included within other expense, net on the Condensed Consolidated Statements of Operations for the nine months ended June 29, 2024. The $6.3 million of expense is included within other expense, net on the Condensed Consolidated Statements of Operations for both the three and nine months ended July 1, 2023, although approximately $0.7 million of such expense was initially recorded within selling, general and administrative expenses during the second quarter of fiscal 2023 and reclassified to other expense, net during the third quarter of fiscal 2023.

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

The Company recorded the $7.4 million fair value of the Warrants upon issuance as permanent equity within additional paid-in capital on the Condensed Consolidated Balance Sheets and is not required to subsequently record changes in fair value as long as the Warrants continue to be classified within stockholders' equity. Additionally, since the Warrants were provided in exchange for an investment in the Joint Venture, the Company recorded the cost of its investment based on the fair value of the Warrants upon issuance, which increased the balance of equity investment in affiliate on the Condensed Consolidated Balance Sheets by a corresponding $7.4 million. No other activity was recorded relating to the Joint Venture during the three and nine months ended June 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended June 29, 2024 and July 1, 2023 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s fiscal year 2023 Form 10-K, filed with the SEC on December 11, 2023. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s fiscal year 2023 Form 10-K, filed with the SEC on December 11, 2023.

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

Throughout this Report, we refer to the fiscal year ending September 28, 2024 as "fiscal 2024," the fiscal year ended September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as "fiscal 2022," the fiscal year ended October 2, 2021 as “fiscal 2021” and the fiscal year ended October 3, 2020 as "fiscal 2020." There will be or were 52 weeks in fiscal 2024, fiscal 2023 and fiscal 2022. The third quarters of fiscal 2024 and fiscal 2023 both included 13 weeks. The nine month periods in fiscal 2024 and 2023 both included 39 weeks.

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

Supply chain disruptions continued into the first nine months of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first nine months of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

New bus orders during fiscal 2023 and continuing into fiscal 2024 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses that began during the latter half of fiscal 2021 and continued through the third quarter of fiscal 2024. Accordingly, the Company's backlog remained strong at approximately 4,600 units and 5,200 units as of September 30, 2023 and June 29, 2024, respectively, despite it selling over 8,500 units during fiscal 2023, the majority of which were included in the backlog that existed as of October 1, 2022, and over 6,500 units in the first nine months of fiscal 2024.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on December 11, 2023, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended June 29, 2024.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during the latter half of fiscal 2021, all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023 and fiscal 2024. In response, beginning in July 2021, the Company announced several sales price increases that applied to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases only began to marginally impact sales and gross profit in the latter half of fiscal 2022. Specifically, they did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they began to have a more significant, positive impact on sales and gross profit during the remainder of fiscal 2023, as the Company fulfilled sales orders (i) from the backlog existing as of the end of fiscal 2022 that originated more recently (i.e., during the latter months of fiscal 2022) and (ii) that were taken during fiscal 2023, both of which contained most or all of the cumulative sales prices increases that have been announced. These cumulative price increases also continued to have a significant, positive impact on sales and gross profit during the first nine months of fiscal 2024.

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

Key Non-GAAP Financial Measures We Use to Evaluate Our Performance

The condensed consolidated financial statements included in this Report in Item 1. "Financial Statements (Unaudited)" are prepared in conformity with U.S. GAAP. This Report also includes the following financial measures that are not prepared in accordance with U.S. GAAP ("non-GAAP"): “Adjusted EBITDA;” “Adjusted EBITDA Margin;” and “Free Cash Flow.” Adjusted EBITDA and Free Cash Flow are financial metrics that are utilized by management and the board of directors, as and when applicable, to determine (a) the annual cash bonus payouts, if any, to be made to certain employees based upon the terms of the Company’s Management Incentive Plan, and (b) whether the performance criteria have been met for the vesting of certain equity awards granted annually to certain members of management based upon the terms of the Company’s Omnibus Equity Incentive Plan. Additionally, consolidated EBITDA, which is an adjusted EBITDA metric defined by our Credit Agreement (defined below) that could differ from Adjusted EBITDA discussed above as the adjustments to the calculations are not uniform, is used to determine the Company's ongoing compliance with several financial covenant requirements, including being utilized in the denominator of the calculation of the Total Net Leverage Ratio ("TNLR"), which is also utilized in determining the interest rate we pay on borrowings under our Credit Agreement (defined below). Accordingly, management views these non-GAAP financial metrics as key for the above purposes and as a useful way to evaluate the performance of our operations as discussed further below.

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

Consolidated Results of Operations for the Three Months Ended June 29, 2024 and July 1, 2023:

	Three Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Net sales	$333,367	$294,284
Cost of goods sold	264,014	248,534
Gross profit	$69,353	$45,750
Operating expenses
Selling, general and administrative expenses	29,625	26,328
Operating profit	$39,728	$19,422
Interest expense	(2,107)	(4,507)
Interest income	990	246
Other expense, net	(2,729)	(6,421)
Income before income taxes	$35,882	$8,740
Income tax expense	(9,938)	(1,884)
Equity in net income of non-consolidated affiliate	2,767	2,502
Net income	$28,711	$9,358
Other financial data:
Adjusted EBITDA	$48,246	$29,665
Adjusted EBITDA margin	14.5%	10.1%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	June 29, 2024	July 1, 2023
Bus	$308,037	$270,282
Parts	25,330	24,002
Total	$333,367	$294,284

Gross Profit (Loss) by Segment
Bus	$56,545	$34,176
Parts	12,808	11,574
Total	$69,353	$45,750

Net sales. Net sales were $333.4 million for the third quarter of fiscal 2024, an increase of $39.1 million, or 13.3%, compared to $294.3 million for the third quarter of fiscal 2023. The increase in net sales is primarily due to product and mix changes, pricing actions taken by management in response to increased inventory purchase costs and a small increase in unit bookings.

Bus sales increased $37.8 million, or 14.0%, reflecting an 13.2% increase in average sales price per unit and a 0.7% increase in units booked. In the third quarter of fiscal 2024, 2,151 units were booked compared to 2,137 units booked for the same period in fiscal 2023. The small increase in units sold was primarily due to customer and product mix changes, although both quarters were negatively impacted by supply chain constraints that limited the Company's ability to produce and deliver buses due to shortages of critical components. The increase in unit price for the third quarter of fiscal 2024 compared to the same period in fiscal 2023 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $1.3 million, or 5.5%, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $264.0 million for the third quarter of fiscal 2024, an increase of $15.5 million, or 6.2%, compared to $248.5 million for the third quarter of fiscal 2023. As a percentage of net sales, total cost of goods sold improved from 84.5% to 79.2%, primarily due to the pricing actions discussed above.

Bus segment cost of goods sold increased $15.4 million, or 6.5%, for the third quarter of fiscal 2024 compared to the same period in fiscal 2023. The increase was primarily driven by increased inventory costs, as the average cost of goods sold per unit for the third quarter of fiscal 2024 was 5.8% higher compared to the third quarter of fiscal 2023, primarily due to product and mix changes as well as increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase also partially resulted from the 0.7% increase in units booked in the third quarter of fiscal 2024 compared to the same period in fiscal 2023.

The $0.1 million, or 0.8%, increase in parts segment cost of goods sold for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $39.7 million for the third quarter of fiscal 2024, an increase of $20.3 million, compared to operating profit of $19.4 million for the third quarter of fiscal 2023. Profitability was primarily impacted by an increase of $23.6 million in gross profit as outlined in the revenue and cost of goods sold discussions above. The increase in gross profit was partially offset by an increase of $3.3 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $2.1 million for the third quarter of fiscal 2024, a decrease of $2.4 million, or 53.3%, compared to $4.5 million for the third quarter of fiscal 2023. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 11.1% at July 1, 2023 to 7.2% at June 29, 2024, as well as lower outstanding borrowings in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.

Other expense, net. Other expense, net was $2.7 million for the third quarter of fiscal 2024, a decrease of $3.7 million, or 57.5%, compared to $6.4 million of other expense, net for the same period in fiscal 2023.

On May 23, 2024, eligible members of the United Steelworkers Union (“USW”) voted to ratify a three-year collective bargaining agreement (“CBA”) with Blue Bird Body Company ("BBBC"), a wholly-owned subsidiary of Blue Bird Corporation.

Among other items, the CBA required the payment of a $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Perry, Georgia facilities as well as a lump-sum payment to certain employees who were not eligible for the approximate 12%, on average, year one wage increase because their current hourly wage rate exceeded the rate required by the terms of the CBA. During the third quarter of fiscal 2024, the Company paid the above amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation is competitive with that of unionized employees performing comparable job functions. These payments totaled $2.7 million for the three months ended June 29, 2024 and were recorded in other expense, net because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold. There was no similar expense recorded during the three months ended July 1, 2023.

Additionally, on June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A ("2023 Selling Stockholders"), pursuant to which the 2023 Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share (“2023 Offering”).

The 2023 Offering was conducted pursuant to a prospectus supplement, dated June 7, 2023, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The 2023 Offering closed on June 12, 2023. Although the Company did not sell any shares or receive any proceeds from the 2023 Offering. it was required to pay certain expenses in connection with the 2023 Offering that totaled $6.3 million (approximately $0.7 million of which were expensed in the second quarter of fiscal 2023 within selling, general and administrative expenses and reclassified to other expense, net during the third quarter of fiscal 2023), with no similar expense recorded during the same period of fiscal 2024.

Income taxes. Income tax expense was $9.9 million for the third quarter of fiscal 2024 compared to $1.9 million for the same period in fiscal 2023.

The effective tax rate for the three months ended June 29, 2024 was 27.7% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

The effective tax rate for the three months ended July 1, 2023 was 21.6%, which aligned with the statutory federal income tax rate of 21% and was comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the quarter.

Adjusted EBITDA. Adjusted EBITDA was $48.2 million, or 14.5% of net sales, for the third quarter of fiscal 2024, an increase of $18.6 million, or 62.6%, compared to $29.7 million, or 10.1% of net sales, for the third quarter of fiscal 2023. The increase is primarily the result of the $19.4 million increase in net income as a result of the factors discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Net income	$28,711	$9,358
Adjustments:
Interest expense, net (1)	1,214	4,353
Income tax expense	9,938	1,884
Depreciation, amortization, and disposals (2)	4,055	5,481
Operational transformation initiatives	—	196
Share-based compensation expense	2,474	941
Stockholder transaction costs	—	5,509
Other	2	293
Subtotal (Adjusted EBITDA as previously presented)	$46,394	$28,015
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	1,852	1,650
Adjusted EBITDA	$48,246	$29,665
Adjusted EBITDA margin (percentage of net sales)	14.5%	10.1%

(1) Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $0.3 million and $0.5 million for the three months ended June 29, 2024 and July 1, 2023, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Nine Months Ended June 29, 2024 and July 1, 2023:

	Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Net sales	$996,942	$829,830
Cost of goods sold	800,392	740,974
Gross profit	$196,550	$88,856
Operating expenses
Selling, general and administrative expenses	82,798	66,365
Operating profit	$113,752	$22,491
Interest expense	(8,550)	(13,895)
Interest income	3,132	258
Other expense, net	(5,918)	(6,999)
Loss on debt refinancing or modification	(1,558)	(537)
Income before income taxes	$100,858	$1,318
Income tax expense	(26,645)	(292)
Equity in net income of non-consolidated affiliate	6,671	4,168
Net income	$80,884	$5,194
Other financial data:
Adjusted EBITDA	$141,601	$47,217
Adjusted EBITDA margin	14.2%	5.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	June 29, 2024	July 1, 2023
Bus	$919,433	$757,003
Parts	77,509	72,827
Total	$996,942	$829,830

Gross Profit by Segment
Bus	$157,428	$53,544
Parts	39,122	35,312
Total	$196,550	$88,856

Net sales. Net sales were $996.9 million for the nine months ended June 29, 2024, an increase of $167.1 million, or 20.1%, compared to $829.8 million for the nine months ended July 1, 2023. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs.

Bus sales increased $162.4 million, or 21.5%, reflecting a 2.1% increase in units booked and a 18.9% increase in average sales price per unit. 6,534 units booked in the nine months ended June 29, 2024 compared with 6,398 units booked during the same period in fiscal 2023. The increase in units sold was primarily due to slight improvements in supply chain constraints impacting the Company's ability to produce and deliver buses due to shortages of critical components during the first nine months of fiscal 2024 relative to the same period in fiscal 2023. The increase in unit price for the first nine months of fiscal 2024 compared to the same period in fiscal 2023 reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $4.7 million, or 6.4%, for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $800.4 million for the nine months ended June 29, 2024, an increase of $59.4 million, or 8.0%, compared to $741.0 million for the nine months ended July 1, 2023. As a percentage of net sales, total cost of goods sold improved from 89.3% to 80.3%.

Bus segment cost of goods sold increased $58.5 million, or 8.3%, for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023. The increase was partially attributable to the 2.1% increase in units booked in the nine months ended June 29, 2024 compared to the same period in fiscal 2023. Also contributing was increased inventory costs, as the average cost of goods sold per unit for the nine months ended June 29, 2024 was 6.1% higher compared to the nine months ended July 1, 2023, primarily due to product and mix changes as well as increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components.

The $0.9 million, or 2.3%, increase in parts segment cost of goods sold for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $113.8 million for the nine months ended June 29, 2024, an increase of $91.3 million compared to operating profit of $22.5 million for the nine months ended July 1, 2023. Profitability was primarily impacted by an increase of $107.7 million in gross profit as outlined in the revenue and cost of goods sold discussions. The increase in gross profit was partially offset by an increase of $16.4 million in selling, general and administrative expenses, primarily due to an increase in labor costs. Additionally, selling, general and administrative expenses during the first quarter of fiscal 2023 benefited from actions taken by management to reduce labor costs and certain discretionary spending to mitigate the significant adverse impact of ongoing supply chain constraints on the Company's operations and results.

Interest expense. Interest expense was $8.6 million for the nine months ended June 29, 2024, a decrease of $5.3 million, or 38.5%, compared to $13.9 million for the nine months ended July 1, 2023. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 11.1% at July 1, 2023 to 7.2% at June 29, 2024, as well as lower outstanding borrowings in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023.

Other expense, net. Other expense, net was $5.9 million for the nine months ended June 29, 2024, a decrease of $1.1 million, or 15.4%, compared to $7.0 million for the nine months ended July 1, 2023. We recorded $0.1 million of net periodic pension expense during the nine months ended June 29, 2024 when compared with $0.5 million recorded during the nine months ended July 1, 2023.

On May 23, 2024, eligible members of the USW voted to ratify a three-year CBA with BBBC. Among other items, the CBA required the payment of a $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Perry, Georgia facilities as well as a lump-sum payment to certain employees who were not eligible for the approximate 12%, on average, year one wage increase because their current hourly wage rate exceeded the rate required by the terms of the CBA. During the third quarter of fiscal 2024, the Company paid the above amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation is competitive with that of unionized employees performing comparable job functions. These payments totaled $2.7 million for the nine months ended June 29, 2024 and were recorded in other expense, net because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold. There was no similar expense recorded during the nine months ended July 1, 2023.

Additionally, on December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which the Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share ("December Offering").

On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and the Selling Stockholder, pursuant to which the Selling Shareholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share ("February Offering," and collectively with the December Offering, "Offerings").

The December Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, and the February Offering was conducted pursuant to a prospectus supplement, dated February 15, 2024, both to the prospectus dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $3.2 million for the nine months ended June 29, 2024, with $6.3 million of similar expense recorded for the nine months ended July 1, 2023. However, approximately $0.7 million of the $6.3 million of expense recorded for the nine months ended July 1, 2023 was initially recorded within selling, general and administrative expenses during the second quarter of fiscal 2023 and reclassified to other expense, net during the third quarter of fiscal 2023.

Income taxes. Income tax expense was $26.6 million for the nine months ended June 29, 2024 compared to $0.3 million for the nine months ended July 1, 2023.

The effective tax rate for the nine months ended June 29, 2024 was 26.4% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

The effective tax rate for the nine months ended July 1, 2023 was 22.2%, which aligned with the statutory federal income tax rate of 21% and is comprised of normal tax rate items, including impacts from state taxes, federal and state tax credits (net of valuation allowances) and permanent differences, which were partially offset by the impact of discrete period items during the period.

Adjusted EBITDA. Adjusted EBITDA was $141.6 million, or 14.2% of net sales, for the nine months ended June 29, 2024, an increase of $94.4 million, or 199.9%, compared to $47.2 million, or 5.7% of net sales, for the nine months ended July 1, 2023. The increase in Adjusted EBITDA is primarily the result of the $75.7 million increase in net income as a result of the factors discussed above as well as the $26.4 million corresponding increase in income tax expense.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Net income	$80,884	$5,194
Adjustments:
Interest expense, net (1)	5,729	13,923
Income tax expense	26,645	292
Depreciation, amortization, and disposals (2)	12,253	13,477
Operational transformation initiatives	—	1,133
Loss on debt refinancing or modification	1,558	537
Share-based compensation expense	7,017	2,229
Stockholder transaction costs	3,154	6,252
Other	(81)	574
Subtotal (Adjusted EBITDA as previously presented)	$137,159	$43,611
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	4,442	3,606
Adjusted EBITDA	$141,601	$47,217
Adjusted EBITDA margin (percentage of net sales)	14.2%	5.7%

(1) Includes $0.3 million for both nine month periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Includes $1.3 million for both nine month periods, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At June 29, 2024, the Company had $88.4 million of available cash (net of outstanding checks) and $143.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The

Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Credit Agreement

On November 17, 2023 (the “Closing Date”), BBBC ("Borrower") executed a $250.0 million five-year credit agreement with Bank of Montreal, acting as administrative agent and an issuing bank; several joint lead arranger partners and issuing banks, including Bank of America; and a syndicate of other lenders (the "Credit Agreement").

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of June 29, 2024 set at Level I.

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

At June 29, 2024, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our Credit Facilities, as applicable, and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. The adverse impacts from ongoing supply chain disruptions materially impacted our operations and results during the second half of fiscal 2021 and all of fiscal 2022 due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders.

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

Supply chain disruptions continued into the first nine months of fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin during the first nine months of fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Cash, cash equivalents and restricted cash at beginning of period	$78,988	$10,479
Total cash provided by operating activities	55,760	84,131
Total cash used in investing activities	(10,137)	(6,390)
Total cash used in financing activities	(36,195)	(37,485)
Change in cash, cash equivalents and restricted cash	$9,428	$40,256
Cash, cash equivalents and restricted cash at end of period	$88,416	$50,735

Total cash provided by operating activities

Cash flows provided by operating activities totaled $55.8 million for the nine months ended June 29, 2024, a decrease of $28.4 million from the $84.1 million of cash flows provided by operating activities during the nine months ended July 1, 2023.

The net decrease primarily resulted from the effect of net changes in operating assets and liabilities that negatively impacted operating cash flows by $111.7 million during the nine months ended June 29, 2024 when compared with the nine months ended July 1, 2023. The primary drivers in this category were unfavorable changes in accounts receivable; inventory; accounts payable and accrued expenses, pension and other liabilities of $22.5 million, $23.1 million, $37.9 million and $29.1 million, respectively, as follows:

•A shift in our customer mix resulted in increases in the accounts receivable and inventory balances (a net use of cash) at the end of the third quarter of fiscal 2024 when compared with the corresponding period in fiscal 2023. Specifically, we had a significant increase in fleet orders during fiscal 2024 when compared with fiscal 2023, with the delivery of many of the buses scheduled to occur in the months leading up to the beginning of the school year. We built many of these units during the third quarter of fiscal 2024, a portion of which were booked in the latter part of the quarter that resulted in an increase in accounts receivable, with the remainder to be booked in the early part of the fourth quarter that resulted in an increase in finished goods inventory, at the end of the third quarter of fiscal 2024 when compared with the corresponding period in fiscal 2023. In comparison, we became more efficient at managing supply chain disruptions, and thus building and selling buses, during the first nine months of fiscal 2023 when compared with the corresponding period in fiscal 2022. These efficiencies resulted in us consuming more inventory in production, which resulted in a significant decrease in the inventory balance at the end of the third quarter of fiscal 2023 (a net source of cash).

•At the end of fiscal 2022 and during the first nine months of fiscal 2023, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which, when coupled with increased production and sales volumes during the first nine months of fiscal 2023, resulted in a significant increase in the accounts payable balance (a net source of cash). Although inflationary pressures continued during the first nine months of fiscal 2024, they were smaller when compared with the corresponding period of fiscal 2023. This factor, when coupled with our production and sales volumes largely stabilizing during the first nine months of fiscal 2024, resulted in a decrease in the accounts payable balance during the first nine months of fiscal 2024 (a net use of cash).

•Our profitability increased significantly during the first nine months of fiscal 2024 when compared with the corresponding period in fiscal 2023. Because we were able to utilize net operating loss carryforwards generated in fiscal 2021 and fiscal 2022 to offset federal and state income tax obligations relating to the income we generated in the first nine months of fiscal 2023, we made no estimated tax payments during this period. Because of our significant profitability and due to the fact that we primarily utilized available net operating loss carryforwards during fiscal 2023, we made $18.9 million of estimated federal and state income tax payments during the first nine months of fiscal 2024, resulting in a significant use of cash impacting other current liabilities (which is included within accrued expenses, pension and other liabilities) during this period.

Additionally, as of the end of the third quarter of fiscal 2023, we had received approximately $13.2 million of advanced funds awarded by the U.S. Environmental Protection Agency in administering the U.S. Infrastructure Investment and Jobs Act

("IIJA") that were recorded as unearned revenue within other current liabilities (which is included within accrued expenses, pension and other liabilities). As we built and sold the underlying buses in subsequent quarters, we recognized this amount in revenue and had no corresponding balance as of the end of the third quarter of fiscal 2024, representing a net use of cash when comparing the two periods.

The above decreases were partially offset by a $75.7 million increase in net income and a $3.0 million increase in the dividend received from our unconsolidated Canadian joint venture during the first nine months of fiscal 2024 when compared with the corresponding period in fiscal 2023.

Total cash used in investing activities

Cash flows used in investing activities totaled $10.1 million for the nine months ended June 29, 2024 as compared to $6.4 million for the nine months ended July 1, 2023. The $3.7 million increase was primarily due to an increase in spending on fixed assets, as increased profitability in the first nine months of fiscal 2024 when compared with the same period in fiscal 2023 allowed for more capital spending. During the first half of fiscal 2023, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Total cash used in financing activities

Cash flows used in financing activities totaled $36.2 million for the nine months ended June 29, 2024 as compared to $37.5 million for the nine months ended July 1, 2023. The $1.3 million decrease between fiscal periods was primarily attributable to $100.0 million of proceeds received from term loan borrowings under the Credit Agreement, a $20.0 million net increase in revolving line of credit borrowings and a $0.9 million increase in cash received from stock option exercises, which were partially offset by a $119.5 million increase in term loan principal repayments.

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

	Nine Months Ended
(in thousands of dollars)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$55,760	$84,131
Cash paid for fixed assets	(10,137)	(6,390)
Free Cash Flow	$45,623	$77,741

Free Cash Flow for the nine months ended June 29, 2024 was $32.1 million lower than for the nine months ended July 1, 2023 due to a $28.4 million decrease in net cash provided by operating activities and a $3.7 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.7 million at June 29, 2024, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c)    During the third quarter of fiscal 2024, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Blue Bird Corporation

Dated:	August 7, 2024	/s/ Philip Horlock
Philip Horlock
Chief Executive Officer

Dated:	August 7, 2024	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer