Form 10-K
period 2024-09-28
Blue Bird Corp
filed 2024-11-25
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024

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
Yes ☒    No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

At March 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,232.4 million based on the closing sales price of $38.34 as reported on The NASDAQ Global Market on March 28, 2024. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At November 20, 2024, there were 32,268,022 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

BLUE BIRD CORPORATION
FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Blue Bird Corporation (“Blue Bird” or the “Company”) contains forward-looking statements. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “budget,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•the future financial performance of the Company;
•negative changes in the market for Blue Bird products;
•expansion plans and opportunities;
•challenges or unexpected costs related to manufacturing;
•future impacts from pandemics, epidemics or similar widespread disease or illness outbreaks (collectively, "public health crises") on capital markets, manufacturing and supply chain abilities, consumer and customer demand, school system operations, workplace conditions, and any other unexpected impacts, which could include, among other effects:
◦disruption in global financial and credit markets;
◦supply shortages and supplier financial risk, especially from our single-source suppliers impacted by public health crises;
◦negative impacts to manufacturing operations or the supply chain from shutdowns or other disruptions in operations;
◦negative impacts on capacity and/or production in response to changes in demand due to public health crises, including possible cost containment actions;
◦financial difficulties of our customers impacted by public health crises;
◦reductions in market demand for our products due to public health crises; and
◦potential negative impacts of various actions taken by foreign and United States of America ("U.S.") federal, state and/or local governments in response to public health crises.
•future impacts resulting from military conflicts, which include or could include, among other effects:
◦disruption in global commodity and other markets;
◦supply shortages and supplier financial risk, especially from suppliers providing inventory that is dependent on resources originating from countries involved in military conflicts; and
◦negative impacts to manufacturing operations resulting from inventory cost volatility or the supply chain due to shutdowns or other disruptions in operations.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result are obligated to file or furnish, as applicable, annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these documents and other information available free of charge on our website (https://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Report. In addition, the SEC maintains a website (https://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

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

In May 2016, the Seller, ASP BB Holdings LLC, a Delaware limited liability company (“ASP”), and the Company entered into an agreement pursuant to which the Seller agreed to sell the 12,000,000 shares of Common Stock of the Company owned by Seller (the “Transaction Shares”) to ASP. ASP acquired 7,000,000 Transaction Shares at an initial closing on June 3, 2016 for an amount in cash equal to $10.10 per share and 5,000,000 Transaction Shares at a second closing on June 8, 2016 for an amount in cash equal to $11.00 per share, for an aggregate purchase price of $125.7 million. There were no proceeds to the Company from this transaction.

The following discussion of our business describes the business historically operated by School Bus Holdings and its subsidiaries under the “Blue Bird” name as an independent enterprise prior to the Business Combination and as subsidiaries of Blue Bird Corporation after the Business Combination.

The periodic reports we file with, or furnish to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website: https://investors.blue-bird.com. This includes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports. Section 16 filings made with the SEC by any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC may also be found at the SEC’s website at https://www.sec.gov. The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “BLBD.”

The corporate governance information on our website includes our Corporate Governance Principles, Code of Conduct and Ethics and the Charters for each of the Committees of our Board of Directors. Any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.

In addition to the information contained in this Annual Report on Form 10-K for the fiscal year ended September 28, 2024 (“Report”), information about our Company can be found at https://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding content on our website is for convenience only and is not deemed to be incorporated by reference into this Report or filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 610,000 buses sold since our formation in 1927.

We review and present our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sale of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. Refer to Note 11, Segment Information, to the accompanying consolidated financial statements for additional financial information regarding our reportable segments including the primary geographic areas in which we earn revenues.

Throughout this Report, we refer to the fiscal year ended September 28, 2024 as “fiscal 2024,” the fiscal year ended September 30, 2023 as “fiscal 2023” and the fiscal year ended October 1, 2022 as “fiscal 2022.” There were 52 weeks in fiscal 2024, fiscal 2023, and fiscal 2022.

Our performance in recent years has been driven by the implementation of repeatable processes focused on product initiatives, continuous improvement of both competitiveness and manufacturing flexibility, and lowering our cost of capital, as described below:

1.Alternative Power Initiatives — We believe Blue Bird is the clear leader in alternative powered school buses (defined as buses that do not operate on diesel fuel) and we continue to introduce new or enhanced products to support growing consumer demand for these products.

•Propane and Gasoline — In fiscal 2024, we extended our exclusive clean school bus collaboration with Ford Component Sales and Roush CleanTech to 2030, further strengthening Blue Bird’s industry leadership in low- and zero-emission student transportation.

As part of this collaboration that began in 2012, Ford Component Sales supplies its 7.3L V8 engine exclusively to us, while Roush CleanTech integrates this compact, durable and easy-to-maintain engine into low-emission powertrain options for propane and gasoline powered school buses. Since 2012, Blue Bird has deployed more than 40,000 alternative fuel powered school buses.

The demand for Blue Bird’s propane powered school buses has steadily increased over the past decade. Our propane engine is 90 percent cleaner than the most stringent current federal emission standards set by the United States of America ("U.S.") Environmental Protection Agency ("EPA"). New and even stricter emission standards will take effect in 2027, with our near zero-emission, propane powered school buses already exceeding those emission standards currently.

•Electric — Blue Bird is the first major school bus manufacturer to market, and presently the clear leader in, electric bus sales among all major original equipment manufacturers ("OEM"). We have partnered with Cummins, one of our long-standing engine suppliers, to design and develop our electric vehicle offering. We offer electric solutions in both our Type C and Type D buses and commenced delivery to customers in the fiscal year ended September 29, 2018 ("fiscal 2018"). In fiscal 2024, we delivered our 2,000th electric school bus. With demand and interest continuing to grow, we have taken, and will continue to take, actions to expand our electric vehicle production capacity.

2.Diesel — Blue Bird works closely with Cummins on diesel engines, which continue to be the power source for the majority of buses sold in the school bus industry.

3.Product Initiatives — We continue to update and improve our products.

•During fiscal 2024, we announced, and began taking actions to implement, the most comprehensive safety upgrades to our school buses in the Company’s history.

Starting in the first quarter of the fiscal year ending September 27, 2025 ("fiscal 2025"), Blue Bird will begin equipping new school buses with a series of industry-first safety features, enhancing the safety of school children and school bus drivers. For the first time in student transportation history, new Blue Bird buses will be equipped with three-point seat belts as standard protection for all student passengers. Other seat options will still be available to meet specific customer needs. As an additional industry first, Blue Bird will safeguard school bus drivers with the introduction of 4Front, a steering wheel deployed air bag. Blue Bird collaborated with IMMI, an employee-owned, leading global supplier of advanced safety systems and restraints based in Indiana, to develop these industry-leading safety enhancements in student transportation.

Blue Bird will also begin implementing a series of improvements to increase the performance of the school bus and its safety on the road. To improve visibility for the bus driver and other motorists, Blue Bird will adopt high-intensity LED lighting on the outside and inside of the bus, high-resolution front and rear cameras, as well as lighted stop arms, lighted school bus signs, and strobe lights. Blue Bird will also begin implementing high-tech systems to improve vehicle safety, including collision mitigation systems being added to the currently-standard electronic stability control ("ESC").

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

•During fiscal 2024, the U.S. Department of Energy ("DOE") selected Blue Bird to receive an approximate $80 million grant to convert a former manufacturing site for diesel powered motorhomes into an approximately 600,000 square foot, electric and low-emissions vehicle manufacturing facility. The grant represents 50 percent of the total approximate $160 million investment required to complete the conversion project. The award selection is subject to final contract and funding negotiations between the DOE and Blue Bird, which are expected to conclude at the end of calendar year 2024 or the beginning of calendar year 2025.

5.Access to Capital — We refinanced our term debt with substantially better terms in November 2023 via execution of a new Credit Agreement (as defined below), which also provides total revolving commitments of $150.0 million. Additional details and discussion of this debt facility can be found in the "Liquidity and Capital Resources" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

Bus Segment

Our buses are sold through an extensive network of 45 U.S. and Canadian dealer locations that, in their territories, are exclusive to our Company on Type C and Type D school buses. We also sell directly to major fleet operators, the U.S. government, state governments and authorized dealers in certain limited foreign countries.

In fiscal 2024, we sold 9,000 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 91% of our buses sold in fiscal 2024 were sold through distributors and dealers. The Company holds no equity or control position in any of the distributors or dealers.

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

In fiscal 2024, parts sales represented 7.7% of Company net sales.

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

Our Industry

The school bus serves a critical role in the U.S. and Canadian education systems. In normal years (i.e., those not impacted by public health crises), approximately half of the U.S. student population rides a school bus. School buses are distinguished from other types of buses by design characteristics associated with increased safety as mandated by federal, state, and municipal regulations.

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

The U.S. and Canadian school bus industry for Type C and Type D buses has averaged approximately 30,400 unit sales annually (for the period from October through September of the subsequent year) between 1985 and 2024. Unit sales for 2024 are projected to be about 23,700, a decrease of 18.3% when compared with 2023. For the first half of the annual period from October 2023 through September 2024, monthly units sales were comparable to those reported in the same period in the previous year but decreased significantly during the second half of the period. Management understands that this decrease primarily resulted from one of the Company's primary competitors experiencing significant challenges associated with a new product launch that impacted the units that it could manufacture and deliver as it sold approximately 4,700 fewer units during the period from April 2024 through September 2024 when compared with the comparable period in the previous year. Accordingly, management believes that the overall decrease in the annual industry sales experienced during 2024 primarily resulted from an event that is expected to be isolated in nature and is not indicative of decreased demand, or other issues, within the overall school bus industry.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

Excluding the isolated incident that impacted industry sales during 2024 that management does not believe is indicative of decreased demand in the school bus industry, the low point in the industry occurred in 2011, at approximately 23,800 units, and was the result of the decline in the U.S. economy and, in particular, the collapse of the housing market in 2008 and 2009. Property taxes are the primary source of funds for school bus purchases and were impacted in the 2010-2011 period as a result of the substantial recession in the U.S. economy in general, and housing market in particular, preceding and during that period.

The school bus industry fully recovered from the downturn in 2010-2011 and from 2016 to 2019 operated at levels approximately 10% higher than the long-term average, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. In 2020, countermeasures taken to battle the the novel coronavirus known as "COVID-19" included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal year ended October 3, 2020 ("fiscal 2020") that continued into the first half of the Company's fiscal year ended October 2, 2021 ("fiscal 2021'). However, demand for Type C and Type D school buses strengthened substantially throughout the remainder of 2021 as COVID-19 vaccines were administered and many school jurisdictions returned to in-person learning environments. Nonetheless, subsequent supply chain shortages for certain components, such as microchips and products containing resins, that are critical to the manufacture of school buses, depressed sales during the latter half of fiscal 2021 and throughout fiscal 2022. Although management began to see improvements in the challenges caused by supply chain disruptions during fiscal 2023 and continuing into fiscal 2024, there were still occasional shortages of certain components, as well as ongoing volatility in raw materials costs.

Our management believes, based on our models, that Type C and Type D school bus registrations will return to a similar level as has been experienced over recent pre-pandemic years (2016-2019) once the supply chain constraints are fully addressed. We believe that (i) since the start of the pandemic and continuing through the subsequent period that has been significantly impacted by supply chain disruptions (i.e., the cumulative period beginning in the last half of fiscal 2020 and continuing through fiscal 2024), the industry has been operating below its historical long-term average of approximately 30,400 unit sales per year, and (ii) there are over 148,000 buses in the U.S. and Canadian fleets that have been in service for 15 or more years.

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

In addition to strong property tax collections, additional funding for school buses is being made available through federal funding programs, including the DOE’s Diesel Emissions Reduction Act ("DERA") and the EPA’s Clean School Bus Program ("CSBP"). The DERA funding program provides approximately $100 million annually to fund projects that upgrade, retrofit, or replace diesel engines and equipment with cleaner technologies including gasoline, propane, and electric school buses. Through the Bipartisan Infrastructure Law, the CSBP provides $5 billion in funding over five years to school districts and fleet operators to replace existing school buses with zero-emission and low-emission models. Specifically, $2.5 billion of the funds are allocated solely for the purchase of electric powered buses, while the remaining $2.5 billion of funds are allocated for the purchase of low and zero-emission school buses, including buses that are propane or electric powered.

In October 2022, the EPA announced the awarding of approximately $965 million as part of its first round of funding for the CSBP. Over 2,300 zero- and low-emission school buses were ordered by award recipients during the first round, of which the Company received orders for over 500 school buses.

In January 2024, the EPA announced the recipients of the second round of funding for the CSBP, which awarded nearly $1 billion in the form of competitive grants to 280 school districts and will help award recipients purchase over 2,700 clean school buses, 95% of which will be electric. The Company and its dealer network submitted grant applications on behalf of certain school district customers and also assisted certain other school district customers with completing and submitting their own grant applications. To date, the Company has received over 230 orders for school buses with many of the award recipients yet to spend their funding.

In May 2024, the EPA announced the recipients of the third round of funding for the CSBP, which awarded nearly $900 million in rebates to 530 school districts and will fund over 3,400 zero- and low-emission school buses, 92% of which will be electric. To date, the Company has received over 220 orders for school buses with many of the award recipients yet to spend their funding.

In September 2024, the EPA announced it will provide an additional $965 million for its fourth round of funding for the CSBP, with award recipients for this funding to be announced in May 2025.

Finally, the Clean Heavy Duty Vehicle Program funded through the Infrastructure Investment and Jobs ACT ("IIJA") announced over $650 million in funding for electric school buses in April 2024. Recipients for this funding will be announced in January 2025.

In addition to federal funding, many states have also announced significant levels of funding for electric school buses. For example, in California, the Zero Emission School Bus and Infrastructure program allocated $375 million for qualifying zero-emission school buses and $125 million for infrastructure and associated costs. In New York, the New York School Bus Incentive Program provided $300 million to fund the acquisition of new electric school buses and charging infrastructure.

Also, in August 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA authorizes a $369 billion investment in energy security and combating climate change. This funding includes $1 billion in grants for clean Class 6 and 7 heavy-duty vehicles, up to $40,000 in tax credits for zero-emission commercial vehicles, up to $100,000 in tax credits for heavy-duty charging infrastructure, and $2 billion for grants to support electric and fuel cell manufacturing. As discussed previously, in July 2024 the Company was selected to receive an approximate $80 million grant from the DOE to expand the Company’s electric vehicle manufacturing capabilities and related workforce development efforts by converting a former manufacturing site for diesel powered motorhomes into an approximately 600,000 square foot, state-of-the-art electric and low-emissions vehicle manufacturing facility. The grant represents approximately 50 percent of the total approximate $160 million investment required to complete the conversion project. The award selection is subject to final contract and funding negotiations between the DOE and Blue Bird, which are expected to conclude at the end of calendar year 2024 or the beginning of calendar year 2025.

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

Alternative powered bus leadership. We believe we are the market leader in propane, gasoline and electric powered buses, having sold approximately 64% of all alternative powered school buses from fiscal 2015 through fiscal 2024. In fiscal 2024, we sold 5,213 propane, gasoline, compressed natural gas ("CNG") and electric powered buses, as market demand for alternative powered buses remained robust. To maintain our leadership position, we continue to expand the available features requested by our customers and during fiscal 2022, added a hydraulic braking system with electronic stability control and a fuel-fired heater for cold-weather markets to our Type C electric powered bus offering. Additionally, during fiscal 2023, we opened the new Electric Vehicle Build-up Center, a transformed 40,000 square foot facility at the Fort Valley, Georgia manufacturing plant, designed to meet increasing demand for electric school buses.

Innovative product leadership. We believe we have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first unique school bus chassis and the first OEM-manufactured propane powered bus. In fiscal 2016, years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford engine and transmission and Roush CleanTech fuel usage evaporative emissions certification) and we were first-to-market with electronic stability control. In fiscal 2018, we sold our first Type D electric vehicles and in the fiscal year ended September 28, 2019 ("fiscal 2019"), we introduced our Type C electric vehicle. In fiscal 2024, we sold 704 Type C and Type D electric vehicles, an increase of 28.9% when compared with prior year.

Strong distribution model. We have built an extensive, experienced network of 45 dealer locations to distribute our buses across the U.S. and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 30 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,613 employees who support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the U.S. and Canadian school bus and heavy-duty vehicle industries.

Sales Volume

In fiscal 2024, we sold 9,000 Type C and Type D buses, including 8,844 school buses, 1 export bus and 155 Government Services Administration ("GSA") buses. Our Type C school bus accounted for 79% of unit sales and our Type D school bus accounted for 19% of unit sales. GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 2% of unit sales.

Our Dealer Network

In fiscal 2024, we sold approximately 91% of our vehicles through our U.S. and Canadian dealer network, currently consisting of 45 dealer locations that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the U.S. and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

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

Suppliers

We purchase our engine and transmission components on a single-source basis from major OEMs with sophisticated engineering, production and logistics capabilities, as reflected in the table below:

Component	OEM Supplier
Diesel engines	Cummins Inc.
Diesel emissions kits	Cummins Inc.
Electric powertrains and battery systems	Accelera (a business segment of Cummins Inc.)
Propane and gasoline engines and transmissions	Ford Motor Company
Transmissions	Allison Transmission
Propane fueling kits	Roush CleanTech

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At September 28, 2024, we had in place long-term supply contracts (addressing both component price and supply) covering approximately 85% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

As a result of ongoing supply chain disruptions that began in the latter half of fiscal 2021 and continued through fiscal 2024, we have experienced supplier shortages, which were significant at times, of critical components, which prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during fiscal 2021, fiscal 2022 and, to a lesser extent, fiscal 2023 and fiscal 2024. For further details and discussion about the impact of these supply chain disruptions, refer to the "Impact of Supply Chain Constraints on Our Business" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The U.S. and Canadian school bus industry is highly competitive. Our two principal competitors are Thomas Built Bus and IC Bus. Thomas Built Bus is a subsidiary of Daimler Trucks North America and IC Bus is a subsidiary of International Motors, LLC (formerly known as Navistar, Inc.).

We compete primarily on the basis of product diversification, school bus innovation, safety, quality, durability and drivability of our products, the scope and strength of our dealer network and price. As our principal competitors are parts of larger corporations, they may have greater access to financial capital, human resources, and business opportunities. Such access, in turn, may be used by such companies to compete with us and others in the industry.

Facilities

Our corporate headquarters are located in Macon, Georgia and we have an additional small satellite office in Troy, Michigan. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled, and an inventory warehouse that supplies these plants in Perry, Georgia. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.1 million square feet), Perry, Georgia (approximately 0.1 million square feet), Troy, Michigan (approximately 5 thousand square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.2 million square feet) in Drummondville, Quebec, Canada.

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

After a school bus is sold, regulation of the operation of the school bus becomes the responsibility of the state in which it operates. Today, each state has its own rules and regulations pertaining to the manufacture, design, operation and safety of the school buses operated in its jurisdiction. As a result, we cannot manufacture to a single set of specifications, but rather must assure that each manufactured bus conforms to the specifications of the particular jurisdiction in which it will be operated.

We must also consider the rules and regulations of foreign jurisdictions. In Canada, where our Micro Bird joint venture operates, school buses are governed by the Canadian Motor Vehicle Safety Regulations. These regulations are patterned after the FMVSS regulations, although differences do exist between the two regulatory systems.

Seasonality

In the years preceding the 2020 COVID-19 pandemic, our business was highly seasonal with school districts buying their new school buses so that they would be available for use on the first day of the school year, typically in mid-August to early September. This resulted in our third and fourth fiscal quarters being our two busiest quarters, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have historically been, and are likely to be in future periods, impacted by seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter.

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

Warranty

We provide warranties on virtually all of the buses and parts we sell. Warranties are offered for specific periods of time and mileage, and vary depending upon the type of product and the geographic location of its sale. Pursuant to these warranties, we will repair, replace, or adjust certain parts on a bus that are defective in factory-supplied materials or workmanship during the specified warranty period. In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls and service bulletins) and customer satisfaction actions. Component suppliers, in particular major component suppliers such as engines and transmissions, provide warranties on their products.

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

Employees

At September 28, 2024, we employed 1,948 employees, of which 1,945 were full-time.

On May 22, 2023, the National Labor Relations Board (“NLRB”) certified the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (“USW”) as the exclusive bargaining representative for a bargaining unit of the Company’s full-time and regular part-time production, maintenance, quality control, and warehouse employees at the Company’s Fort Valley and Macon, Georgia locations, with certain exceptions. In May 2024, a three year collective bargaining agreement ("CBA") was executed with the USW, which covers more than 1,500 employees as of September 28, 2024.

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

Risk Factors Relating to Our Business and Industry

Pandemics, epidemics or similar widespread disease or illness outbreaks (collectively, “public health crises”) and their disruptive impact on the supply chain have had, and could have in future periods, a material adverse effect on our business, results of operations, financial condition, and cash flows, particularly resulting from reductions in demand for our products, shortages of critical components that hinder the production of units to fulfill sales orders, disruptions or other developments negatively impacting our workforce or workplace conditions, and/or reduced access to capital markets and reductions in liquidity.

The degree to which public health crises have impacted our prior, and could impact our future, business, results of operations and financial condition depends on a number of developments, which are uncertain, including but not limited to the duration, spread and severity of outbreaks, government responses and other actions to mitigate the spread of and to treat such outbreaks and when and to what extent business, economic and social activity and conditions are disrupted. These uncertain developments and their resulting impacts have applied, and could apply in future periods, equally to our customers, suppliers and other partners and their financial conditions, but adverse effects on these parties would likely also adversely affect us. Such impacts include, among others:

•reducing demand for school buses due to schools operating totally or partially virtually;

•triggering significant volatility in capital markets;

•causing significant disruptions in global supply chains resulting from, among others, labor shortages; the lack of maintenance on, and acquisition of, capital assets during extended global lockdowns; and significant increased demand for consumer products containing certain materials required for the production of school buses;

•significantly altering global consumer demand;

•halting a material number of global manufacturing operations resulting from permanent and temporary plant shut-downs; and

•changing global workplace conditions resulting from "shelter-in-place" orders and "work from home" employer policies.

However, we consider the following areas to be the most significant material risks to our business resulting from global health crises and subsequent supply chain constraints:

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

•    we may not be able to find new or alternative components or reconfigure our products and manufacturing processes in a timely manner, or at all, if the necessary components become unavailable; and

•    our third-party suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

Disruptions or other developments negatively impacting our workforce or workplace conditions

During public health crises, federal, state and/or local governments may issue “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of the outbreak. Such orders, restrictions and recommendations could result in widespread closures of businesses, work stoppages, interruptions, slowdowns and delays, work-from-home policies and travel restrictions. While remote work policies may be implemented in response to the health risks that could impact our employees, we do not have the ability to manufacture school buses without our on-site manufacturing personnel given the nature of our business. If we were to experience some form of outbreak within our facilities, we would take all appropriate measures to protect the health and safety of our employees, which could include a temporary halt in production. Any extended production halt or diminution in production capacity would have a negative impact on our ability to fulfill orders and thus negatively impact our revenues, profitability and cash flows.

Reduced profitability and liquidity, resulting in the restructuring of our credit facilities, and/or inadequate access to credit and capital markets

Public health crises and the related disruption in the supply chain could materially adversely impact global commercial activity and contribute to significant volatility in financial markets. Supply chain constraints, including any resulting inflationary environment that may develop, could have a material adverse impact on economic and market conditions, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. Specifically, future outbreaks could cause a severe contraction in our profits and/or liquidity, which could lead to issues complying with the financial covenants in our credit facility. If we were unable to comply with such covenants, we may need to seek amendment for covenant relief or even refinance the debt to a "covenant lite" or "no covenant" structure. We can offer no assurances that we would be successful in amending or refinancing the debt. An amendment or refinancing of our debt could lead to higher interest rates and possible up-front expenses not included in our historical financial statements.

Current and future military conflicts could cause additional supply chain disruptions that could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Beginning in fiscal 2022 and continuing through fiscal 2024, the ongoing pressure on the global supply chain was further exacerbated as a result of Russia’s invasion of Ukraine towards the end of February 2022. Both countries have large quantities of minerals and other natural resources that impact commodity costs, such as diesel fuel, steel, rubber and resin, among others, and the conflict has further restricted access to inventory that is at least partially dependent upon such commodities, primarily for the Company’s suppliers. Such restricted access has, in certain cases, limited our ability to obtain critical component parts and/or resulted in us paying premium prices for freight and to access the limited supply of inventory.

The degree to which this and similar conflicts, including future military conflicts, impact our future business, results of operations, financial condition and cash flows will depend on future developments, which are uncertain, including but not limited to the duration of, potential spread and severity of, and additional governmental actions in response to, such conflicts and when and to what extent normal business and economic activity and conditions resume and continue without further disruption.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by International Motors, LLC and former known as Navistar, Inc.), which, at the consolidated level, have potential access to more technical, financial and marketing resources than the Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell electric powered school buses. This brings both competitors into direct competition with our electric powered product offerings. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the U.S. to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales, profitability and cash flows.

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

Primarily as a result of the historically seasonal nature of our business, we may operate with negative working capital for significant portions of our fiscal year. During economic downturns, this tends to result in our utilizing a substantial portion of our cash reserves.

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

We sometimes provide fixed-price bids on potential school bus orders months before the expected delivery date. Also, a substantial amount of time may lapse between the bid date and the date that a school bus sales contract containing a fixed price is executed. The sales bids historically have not included price escalation provisions to account for economic fluctuations between the bid date and delivery date. As a result, we have historically been unable to pass along to our customers increased costs due to economic fluctuations between these dates as was the case during fiscal 2022 and the first quarter of fiscal 2023, which is generally not expected to continue as the Company now includes price escalation provisions when bidding on contracts. However, once a sales contract containing a fixed bus price is executed with a customer, we are generally unable to pass along increased costs resulting from economic fluctuations between the contract date and delivery date. We generally purchase steel at fixed prices up to four quarters in advance, with larger quantities subject to fixed price purchase contracts in the more immediate upcoming quarters with quantities decreasing in later quarters, but because we usually do not hedge our other primary raw materials (rubber, aluminum and copper), changes in prices of raw materials can significantly impact operating margins. Our actual costs and any gross profit realized on fixed-price sales contracts could vary from the estimated costs on which these contracts were originally based.

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

Disruption of our manufacturing and distribution operations would have an adverse effect on our financial condition, results of operations and cash flows.

We manufacture school buses at facilities in Fort Valley, Georgia and distribute parts from a distribution center located in Delaware, Ohio. If operations at our manufacturing or distribution facilities were to be disrupted for a significant length of time as a result of significant equipment failures, critical component shortages, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, cybersecurity attacks or other reasons, we may be unable to fulfill dealer or customer orders and otherwise meet demand for our products, which would have an adverse effect on our business, financial condition, results of operations and cash flows. Any interruption in production or distribution capability could require us to make substantial capital expenditures to fulfill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Also, our property damage and business interruption insurance coverage may not be applicable or adequate for any such disruption and may not continue to be available in amounts and on terms acceptable to us.

Disputes with the labor union may adversely affect our ability to operate, as well as impact our financial results.

Most of our operations employees are represented by the USW with the current CBA set to expire in 2027. Work stoppages, strikes, or other disputes with the USW, arising under the existing CBA or in connection with negotiations of a new collective bargaining agreement, could disrupt production and adversely affect our business, results of operations, and cash flows. Any amendments to the existing CBA, or the implementation of new collective bargaining agreements, could result in increased labor costs.

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

Our dealer agreements are typically for a five-year term; however, the dealer can usually cancel the agreement for convenience without penalty upon 90 days’ notice. While most of our dealers have been purchasing from us for more than three decades, we can provide no assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their scheduled expiration dates. If we are unable to renew a contract with one or more of our significant dealers, our revenues and results of operations could be adversely affected until an alternative solution is implemented (e.g., a new dealer or combining the territory with another, existing Blue Bird dealer). If dealer agreements are terminated with one or more of our top 10 dealers, significant orders are canceled or delayed or we incur a significant decrease in the level of purchases from any of our top 10 dealers, our sales and operating results would be adversely impacted. In addition, our new bus orders are subject to potential reduction, cancellation and/or significant delay. Although dealers generally only order buses from us after they have a firm order from a school district, orders for buses are also generally cancellable until 14 weeks prior to delivery.

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

Potential environmental issues have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. All investigations of suspect areas have been completed. Implementation of a corrective action plan has commenced, which will consist of re-surfacing the landfill cap, re-grading a portion of the lot in close proximity to the landfill, ongoing monitoring, and ground water use restrictions for the old landfill. There are currently no proposed remediation actions to be included in the corrective action plan. Based on the data generated from the latest site investigation, we believe our environmental risks have been reduced substantially, but not eliminated.

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

Our defined benefit pension plan may become underfunded in future periods and pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, decreasing interest rates and investments that do not achieve adequate returns.

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

Our profitability requires us to maintain certain minimum school bus sales volumes and margins. As is typical for a vehicle manufacturer, we have significant fixed costs and, therefore, changes in our school bus sales volume can have a disproportionately large effect on profitability. If our school bus sales decline to levels significantly below our assumptions, due to a financial downturn, recessionary conditions, changes in consumer confidence, geopolitical events, inability to secure an adequate supply of critical components, limited access to financing or any other reason or factors that would limit our ability to produce sufficient quantities of school buses, our financial condition, results of operations and cash flows would be materially adversely affected.

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

The failure of our information technology networks and systems could result in the inoperability of our critical business processes and substantially disrupt our operations.

We utilize and rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a wide variety of business processes and activities, including supply chain management, manufacturing, invoicing and collection of payments from our dealer network and customers, among others. The operation of these information technology systems and networks, and the processing and maintenance of this electronic information, is critical to our business operations and strategy. These systems and networks may be vulnerable to damage, disruptions, shutdowns or outages while upgrading or replacing computer software or hardware or as a result of hardware failures; software errors or malfunctions; third-party service provider outages; power outages; computer viruses; telecommunication or utility failures; errors or malfeasance by employees, contractors and others who have access to our networks and systems; or natural disasters or other catastrophic events, among others.

The occurrence of any of these events could compromise our systems and contribute to the loss or corruption of our electronic information, which may reduce the competitive advantage we hope to derive from our investment in information technology. Any extended systems downtime and/or data loss or corruption could significantly disrupt our ability to meet operational and financial targets and/or requirements, which may adversely affect our business, operating results, financial condition, cash flows and stock price. While we maintain business continuity and disaster recovery plans and conduct training and tests to respond to these types of events, we can provide no assurance that these measures would be sufficient to prevent or mitigate the impact of a prolonged information technology failure or that we would not experience material losses if such an event was to occur.

A cybersecurity incident could compromise the confidentiality, integrity, and/or availability of our proprietary electronic information.

We are highly dependent on information technology systems and networks to conduct our business and manage critical operations. We collect, store and process sensitive data, including intellectual property, material non-public financial information, proprietary business information, the proprietary business information of our dealers and suppliers, as well as personally identifiable information of our employees, in data centers and in our information technology systems. Despite implementing robust security measures, there is always a risk of a cybersecurity incident, including a data breach, hack, ransomware attack, social engineering scheme and/or other malicious activity aimed at compromising the confidentiality, integrity and/or availability of our networks, systems and/or electronic information.

A cybersecurity incident could result in significant business interruptions, operational delays, or shutdowns, negatively affecting our ability to serve our customers and meet operational and financial targets and/or requirements. Additionally, unauthorized access to our networks and systems could lead to the theft, destruction, disclosure, alteration or loss of sensitive electronic information, potentially causing reputational harm, loss of customer and/or supplier trust, and financial loss. It could also result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. We may be required to expend substantial resources on investigation, remediation, and mitigation efforts, including enhancements to our security measures, which could impact our financial performance.

A cybersecurity program, leveraging industry best-practice frameworks for guidance, has been developed and maintained to help prevent and defend against these cybersecurity threats. To help cover potential damage and financial loss due to a cybersecurity incident, we maintain cybersecurity and other insurance policies that align with our disaster recovery and incident response plans. However, we can provide no assurance that our cybersecurity program is sufficient to prevent or mitigate every cybersecurity threat that exists. We can also provide no assurance that our insurance policies will cover every cybersecurity incident and/or will be adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks. Finally, such insurance policies may not continue to be available in amounts and/or on terms acceptable to us.

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

There can be no assurance that we will continue to repurchase shares of our common stock.

Share repurchases are subject to limitations under applicable laws and the terms of our Credit Agreement (defined below). They are also subject to the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Our share repurchase activity could vary from historical practices or our stated expectations. In addition, the timing and amount of share repurchases under Board of Directors approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements and applicable law.

Shares of our common stock are reserved for current and future issuance, which would have the effect of diluting the existing shareholders.

On May 28, 2015 and March 12, 2020, we registered 3,700,000 and 1,500,000 common stock shares, respectively, representing the shares of common stock issuable under the Blue Bird Corporation 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended, an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At September 28, 2024, there were 594,232 common stock shares remaining to be issued under the Incentive Plan.

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

•permitting the removal of directors with or without cause by stockholders voting a majority of the votes cast if, at any time and for so long as, American Securities LLC beneficially owns, in the aggregate, capital stock representing at least 40% of the outstanding shares of our common stock;

•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our Company;

•requiring an affirmative vote of at least two-thirds (2/3) of our entire Board of Directors and by the holders of at least 66.67% of the voting power of our outstanding voting stock in order to adopt an amendment to our certificate of incorporation if, at any time and for so long as, American Securities LLC beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our common stock; and

•requiring an affirmative vote of at least two-thirds (2/3) of our entire Board of Directors or by the holders of at least 66.67% of the voting power of our outstanding voting stock to amend our bylaws if, at any time and for so long as, American Securities LLC beneficially owns, in the aggregate, capital stock representing at least 50% of the outstanding shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Definitions

The SEC defines several key terms included in the below cybersecurity discussion as follows:

Information systems are electronic information resources, owned or used by a registrant, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the registrant's information to maintain or support the registrant's operations.

A cybersecurity threat is any potential unauthorized occurrence on or conducted through a registrant's information systems that may result in adverse effects on the confidentiality, integrity, or availability of a registrant's information systems or any information residing therein.

A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant's information systems that jeopardizes the confidentiality, integrity, or availability of a registrant's information systems or any information residing therein.

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program that is designed to safeguard the confidentiality, integrity, and availability of Company electronic information. The Company’s cybersecurity risk management program is integrated into the overarching enterprise risk management program to ensure that cybersecurity risk is properly mitigated. Crucial parts of the Company’s cybersecurity risk management program include the following:

•Regular vulnerability scans, penetration tests and risk assessments designed to identify weaknesses in the Company’s systems and processes.

•A Business Impact Analysis and Business Continuity Plan to identify potential threats, their potential impact on the business, and plans to respond, communicate and continue operations.

•An Incident Response Plan that includes detailed procedures for detecting, reporting and addressing security incidents in an organized and effective manner.

•A Disaster Recovery Plan that details the steps we must take to respond and recover from a disaster event.

•A Third-Party Risk Management Program that identifies and reduces risks presented by vendors and suppliers.

•The development and maintenance of a Cybersecurity Risk Register to identify and monitor security risks and treatment plans.

We utilize a third-party cybersecurity consulting firm that provides strategic and tactical security support, including, but not limited to, a Virtual Chief Information Security Officer ("vCISO"). The vCISO works with and provides strategic guidance to the Vice President of Information Technology, including preparing and/or presenting key information to the Company's Audit Committee or Board or Directors, as necessary.

To date, there have been no risks identified from cybersecurity threats, including as a result of cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, financial condition or cash flows.

Governance

The Board of Directors has oversight responsibility for cybersecurity risks to the Company. It is informed of the status of the cybersecurity risk management program at least quarterly and is briefed on strategic objectives and high priority risks and incidents as they arise.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee also receives quarterly reports from various members of management, including information technology and security specialists, on the state of the cybersecurity risk management program. The periodic updates include, but are not limited to, strategic objectives, key initiatives, key metrics, and noteworthy cybersecurity risks. In addition, management will update the Audit Committee regarding any significant cybersecurity incidents in a timely manner.

A Cybersecurity Materiality Assessment Committee has been formed to review material cybersecurity risks and threats and determine materiality criteria and thresholds for incidents. This committee is comprised of senior management from multiple departments including legal, information technology, security, human resources, finance and more. The Vice President of Information Technology, responsible for the development of the cybersecurity risk management program, has extensive experience across information technology within the automotive manufacturing industry. The security team provided by the cybersecurity consulting firm contracted by the Company has a wide breadth of expertise across core cybersecurity disciplines including governance, risk, compliance, and security architecture and engineering. This security team has combined experience exceeding 30 years and numerous industry recognized security certifications. The vCISO, who is responsible for the oversight of, and strategic guidance for, the security team, has over 20 years of related experience and is a Certified Information Security Manager and a Certified Information Systems Security Professional.

To support these efforts, we follow the guidance of numerous security agencies, industry resources and frameworks, including, but not limited to, the Center for Internet Security Critical Security Controls v8 and the NIST Cybersecurity Framework. A comprehensive library of policies and procedures has been developed leveraging security best practices and industry standards to define the security program. In addition, a cybersecurity roadmap has been developed and is maintained to execute on the strategic plan and expand and mature the overall program.

Item 2.     Properties

Our corporate headquarters are located in Macon, Georgia and we have an additional small satellite office in Troy, Michigan. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled, and an inventory warehouse that supplies these plants in Perry, Georgia. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.1 million square feet), Perry, Georgia (approximately 0.1 million square feet), Troy, Michigan (approximately 5 thousand square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facility (0.2 million square feet) in Drummondville, Quebec, Canada.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD.” At November 20, 2024, there were 66 holders of record of the Company’s common stock. Management of the Company believes that there are in excess of 34,000 beneficial holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at September 28, 2024, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	278,678	$17.58	594,232
(1)    There are no equity compensation plans not approved by stockholders.
(2)    Securities available for future issuance may take the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards, and/or other stock-based awards.

Performance Graph

The following performance graph and related information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Russell 3000 Index as the broad-based index. The following stock performance graph compares the total stockholder return of an investment of $100 in cash from September 28, 2019 through September 28, 2024.

Stock Performance Graph
Index Value
300
250
200
150
100
50
0
September 28, 2019
October 3, 2020
October 2, 2021
October 1, 2022
September 30, 2023
September 28, 2024
Blue Bird Corporation
Russell 3000
Peer Group (1)

	Cumulative Total Return
	September 28, 2019	October 3, 2020	October 2, 2021	October 1, 2022	September 30, 2023	September 28, 2024
Blue Bird Corporation	100	63	112	44	112	254
Russell 3000	100	113	149	120	142	189
Peer Group	100	113	162	102	135	153

(1) Peer Group
Astec Industries Inc.	Commercial Vehicle Group Inc.	Douglas Dynamics, Inc.
Federal Signal Corp.	NFI Group Inc.	Rev Group Inc.
The Shyft Group, Inc.	Thor Industries Inc.	Wabash National Corp

Other than Lion Electric Company, Blue Bird is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle OEMs and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird. While Lion Electric Company is within Blue Bird's peer group, it is not included in the chart above as it has only been publicly traded since May 2021. Additionally, NFI Group Inc. is traded on the Toronto Stock Exchange in Canadian Dollars. The hypothetical investment in NFI Group Inc. assumes investing $100 U.S. Dollars to acquire shares on September 28, 2019. The value of such shares at each of the above dates is then translated from Canadian Dollars to U.S. Dollars for inclusion in the peer group index.

Issuer Repurchase of Equity Securities

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The Board of Directors also authorized the Company to enter into written trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. The Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program.

The timing, manner, price, and number of shares to be repurchased will be at the discretion of Company management. The repurchase program does not obligate Blue Bird to acquire any specific amount of securities and can be modified or terminated at any time without notice. Repurchases under this program are expected to be funded from one or a combination of existing cash balances, future free cash flow, or indebtedness.

Share repurchase activity under the share repurchase program, on a trade date basis, for each month in the quarter ended September 28, 2024, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
June 30 - July 27, 2024	—	$—	—	$60.0
July 28 - August 24, 2024	20,000	48.86	20,000	59.0
August 25 - September 28, 2024	181,818	49.29	181,818	50.1
Total	201,818		201,818
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under the $60.0 million repurchase program approved on January 31, 2024 and announced on February 1, 2024 that expires on January 31, 2026

Item 6.     [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the principal manufacturer of chassis and body production specifically designed for school bus applications in the U.S., Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane powered, gasoline powered, and all-electric powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. government, state governments, and authorized dealers in certain limited foreign countries.

Impact of Supply Chain Constraints on Our Business

During the second half of our fiscal year that ended October 3, 2020 ("fiscal 2020") and first half of our fiscal year that ended on October 2, 2021 ("fiscal 2021"), COVID-19 materially affected demand for new buses and replacement/maintenance parts, significantly impacting our business and operations. Although demand for school buses strengthened substantially during the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints resulting from, among others, labor shortages due to the ‘great resignation;’ the lack of maintenance on, and acquisition of, capital assets during the extended COVID-19 global lockdowns; significant increased demand for consumer products containing certain materials required for the production of vehicles, such as microchips, as consumers spent stimulus and other funds on items for their homes; etc. Additionally, the already challenged global supply chain for automotive parts that began in fiscal 2021 was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022 (see further discussion below). These supply chain disruptions had a significant adverse impact our operations and results due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders during most of fiscal 2022.

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

Supply chain disruptions continued into fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profits and gross margins throughout fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

New bus orders during fiscal 2023 and continuing into fiscal 2024 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses during the latter half of fiscal 2021 and continuing through fiscal 2024. Accordingly, the Company's backlog remained strong at approximately 4,600 units and 4,800 units as of September 30, 2023 and September 28, 2024, respectively, despite it selling over 8,500 units during fiscal 2023, the majority of which were included in the backlog that existed as of October 1, 2022, and 9,000 units in fiscal 2024.

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

The impacts from supply chain constraints on the Company's business and operations beginning during the second half of fiscal 2021 and continuing into fiscal 2024 negatively affected our inventory procurement costs, gross profit, income and cash flows. We continue to monitor and assess the ability of suppliers to maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs and our ability to maintain continuous production in future periods. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to supply chain disruptions and related constraints.

Impact of Russia’s Invasion of Ukraine on Our Business

On February 24, 2022, Russian military forces launched a large-scale invasion of Ukraine. While the Company has no assets or customers in either of these countries, this military conflict has had a significant negative impact on the Company’s operations, cash flows and results beginning in the second half fiscal 2022 and continuing into fiscal 2024, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country.

Specifically, Ukraine has historically been a large exporter of ferroalloy materials used in the manufacture of steel and the disruption in the supply of these minerals resulted in a significant volatility in the price of steel. While the Company has generally mitigated its direct exposure to steel prices by executing fixed price purchase contracts (generally purchased up to four quarters in advance) for the majority of the significant amount of steel used in the manufacture of school bus bodies, many suppliers from which the Company purchases components containing steel increased the price that they charge the Company to acquire such inventory, primarily on a lagged basis, starting from the latter half of fiscal 2022 and continuing into fiscal 2024, as applicable. These inventory costs impact gross profit when school buses are sold and cash flows when the related invoices are paid.

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

Russia’s invasion of Ukraine has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected our business. Specifically, it has contributed to higher inventory purchase costs, including freight costs, that negatively impacted the gross profit recognized on sales beginning during the latter part of fiscal 2022 and continuing into fiscal 2024. Because peace negotiations do not appear to be productive and because Russia has continued to intensify its military operations in Ukraine, we currently believe that this matter will continue to adversely impact our business in future periods. Significant uncertainty exists concerning the magnitude of the impact and duration of the ongoing military conflict and its impact on the overall economy, both within the U.S. and globally. Accordingly, the duration of any production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

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
•Seasonality. In the years preceding the 2020 COVID-19 pandemic, our sales were subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters were typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they ordered available to them at the beginning of the new school year. With the COVID-19 pandemic impacting the demand for Company products and the impact of the subsequent supply chain constraints hindering the Company's ability to produce and sell buses, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to expedite receipt of critical components, reflected in cost of goods sold during all of fiscal 2022, and continuing, to a lesser extent, into fiscal 2023 and fiscal 2024. In response, beginning in July 2021, the Company announced a number of sales price increases that applied to new sales orders and partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. Most of these price increases only began to marginally impact sales and gross profit in the latter half of fiscal 2022. Specifically, they did not offset the significant continued increase in the Company's production costs, resulting in further deterioration of the Company's gross profit during the second half of fiscal 2022 and continuing into the first quarter of fiscal 2023 as it produced and sold the oldest units included in the backlog as of the end of fiscal 2022. However, they began to have a more significant, positive impact on sales and gross profit during the remainder of fiscal 2023, as the Company fulfilled sales orders (i) from the backlog existing as of the end of fiscal 2022 that originated more recently (i.e., during the latter months of fiscal 2022) and (ii) that were taken during fiscal 2023, both of which contained most or all of the cumulative sales prices increases that have been announced. These cumulative price increases also continued to have a significant, positive impact on sales and gross profit during fiscal 2024.

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
•Equity in net income or loss of non-consolidated affiliate(s). We include in this line item our 50% share of net income or loss from our investments in Micro Bird and Clean Bus Solutions, our unconsolidated joint ventures.

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

Consolidated Results of Operations for the fiscal years ended September 28, 2024 and September 30, 2023:

(in thousands)	2024	2023
Net sales	$1,347,154	$1,132,793
Cost of goods sold	1,090,998	993,943
Gross profit	$256,156	$138,850
Operating expenses
Selling, general and administrative expenses	116,825	87,193
Operating profit	$139,331	$51,657
Interest expense	(10,579)	(18,012)
Interest income	4,136	1,004
Other expense, net	(4,394)	(8,307)
Loss on debt refinancing or modification	(1,558)	(537)
Income before income taxes	$126,936	$25,805
Income tax expense	(33,228)	(8,953)
Equity in net income of non-consolidated affiliate(s)	11,839	6,960
Net income	$105,547	$23,812
Other financial data:
Adjusted EBITDA	$182,909	$87,927
Adjusted EBITDA Margin	13.6%	7.8%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2024	2023
Net Sales by Segment
Bus	$1,242,885	$1,034,625
Parts	104,269	98,168
Total	$1,347,154	$1,132,793

Gross Profit by Segment
Bus	$203,791	$91,003
Parts	52,365	47,847
Total	$256,156	$138,850

Net sales. Net sales were $1,347.2 million for fiscal 2024, an increase of $214.4 million, or 18.9%, compared to $1,132.8 million for fiscal 2023. The increase in net sales is primarily due to increased unit bookings, product and mix changes, as well as pricing actions taken by management in response to increased inventory purchase costs.

Bus sales increased $208.3 million, or 20.1%, reflecting a 5.7% increase in units booked and a 13.6% increase in average sales price per unit. In fiscal 2024, 9,000 units were booked compared to 8,514 units booked for fiscal 2023. The increase in units sold was primarily due to product and customer mix changes as well as slight improvements in supply chain constraints impacting the Company's ability to produce and deliver buses due to shortages of critical components during fiscal 2024 compared to fiscal 2023. The increase in average unit sales price reflects pricing actions taken by management as well as product and customer mix changes.

Parts sales increased $6.1 million, or 6.2%, for fiscal 2024 compared to fiscal 2023. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $1,091.0 million for fiscal 2024, an increase of $97.1 million, or 9.8%, compared to $993.9 million for fiscal 2023. As a percentage of net sales, total cost of goods sold decreased from 87.7% to 81.0%, primarily due to the pricing actions discussed above.

Bus segment cost of goods sold increased $95.5 million, or 10.1%, for fiscal 2024 compared to fiscal 2023. The increase was partially attributable to the 5.7% increase in units booked during fiscal 2024 compared to fiscal 2023. Also contributing was increased inventory costs, as the average cost of goods sold per unit for fiscal 2024 was 4.2% higher compared to fiscal 2023, primarily due to product and mix changes as well as increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and b) ongoing supply chain disruptions that resulted in higher purchase costs for components.

The $1.6 million, or 3.1%, increase in parts segment cost of goods sold for fiscal 2024 compared to fiscal 2023 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $139.3 million for fiscal 2024, an increase of $87.7 million, or 169.7%, compared to $51.7 million for fiscal 2023. Profitability was primarily impacted by an increase of $117.3 million in gross profit, as outlined in the revenue and cost of goods sold discussions above. The increase in gross profit was partially offset by an increase of $29.6 million in selling, general and administrative expenses, primarily due to an increase in labor costs. Additionally, selling, general and administrative expenses during the first quarter of fiscal 2023 benefited from actions taken by management to reduce labor costs and certain discretionary spending to mitigate the significant adverse impact of ongoing supply chain constraints on the Company's operations and results.

Interest expense. Interest expense was $10.6 million for fiscal 2024, a decrease of $7.4 million, or 41.3%, compared to $18.0 million for fiscal 2023. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 10.0% at September 30, 2023 to 6.9% at September 28, 2024, as well as lower outstanding borrowings during fiscal 2024 when compared with fiscal 2023.

Other expense/income, net. Other expense, net, was $4.4 million for fiscal 2024, a decrease of $3.9 million, or 47.1%, compared to $8.3 million of other expense, net, in fiscal 2023. We recorded $0.1 million of net periodic pension expense during fiscal 2024 when compared with $0.7 million recorded during fiscal 2023.

Additionally, on June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A ("2023 Selling Stockholders"), pursuant to which the 2023 Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share. On September 11, 2023, the Company entered into another underwriting agreement with Barclays Capital, Inc. and the 2023 Selling Stockholders, pursuant to which the 2023 Selling Stockholders agreed to sell 2,500,000 shares of common stock, at a purchase price of $21.00 per share (collectively, the "2023 Offerings").

The 2023 Offerings were conducted pursuant to prospectus supplements, dated June 7, 2023 and September 11, 2023, respectively, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021 (the "December 2021 Prospectus"). The 2023 Offerings closed on June 12, 2023 and September 14, 2023, respectively.

On December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("2024 Selling Stockholder"), pursuant to which the 2024 Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share. On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and the 2024 Selling Stockholder, pursuant to which the 2024 Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share (collectively, the "2024 Offerings").

The 2024 Offerings were conducted pursuant to prospectus supplements, dated December 14, 2023 and February 15, 2024, respectively, to the December 2021 Prospectus. The 2024 Offerings closed on December 19, 2023 and February 21, 2024, respectively.

Although the Company did not sell any shares or receive any proceeds from the 2023 Offerings or 2024 Offerings, it was required to pay certain expenses in connection with these transactions that totaled approximately $7.4 million and $3.2 million in fiscal 2023 and fiscal 2024, respectively.

Also, on May 23, 2024, eligible members of the USW voted to ratify a three-year CBA with Blue Bird Body Company ("BBBC"), a subsidiary of the Company. Among other items, the CBA required the payment of a $750 signing bonus to the approximate 1,500 covered workers in our Fort Valley and Perry, Georgia facilities as well as a lump-sum payment to certain employees who were not eligible for the approximate 12%, on average, year one wage increase because their current hourly wage rate exceeded the rate required by the terms of the CBA. During fiscal 2024, the Company paid the above amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation is competitive with that of unionized employees performing comparable job functions. These payments totaled $2.7 million in fiscal 2024 and were recorded in other (expense) income, net in the Consolidated Statements of Operations because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold. There was no similar expense recorded during fiscal 2023.

Finally, during fiscal 2024, the Company sold certain state emissions credits that it was not projecting to use for approximately $1.5 million, with no similar income recorded during fiscal 2023. The proceeds from this sale were recorded in other (expense) income, net in the Consolidated Statements of Operations as this transaction is not indicative of our normal revenue generating activities.

Income taxes. Income tax expense was $33.2 million for fiscal 2024 and $9.0 million for fiscal 2023.

The effective tax rate for fiscal 2024 differed from the statutory Federal income tax rate of 21.0%.  The increase in the effective tax rate to 26.2% was primarily due to the impacts of state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items.

The effective tax rate for fiscal 2023 differed from the statutory Federal income tax rate of 21.0%. The increase in the effective tax rate to 34.7% was primarily due to the impacts of state taxes and certain permanent items on the federal rate.

Adjusted EBITDA. Adjusted EBITDA was $182.9 million, or 13.6% of net sales, for fiscal 2024, an increase of $95.0 million, or 108.0%, compared to $87.9 million, or 7.8% of net sales, for fiscal 2023. The increase in Adjusted EBITDA is primarily the result of the $81.7 million increase in net income, as a result of the factors discussed above, as well as the corresponding $24.3 million increase in income tax expense. Among other smaller offsetting items, these increases were partially offset by the $10.5 million decrease in interest expense, net as a result of the factors discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2024	2023
Net income	$105,547	$23,812
Adjustments:
Interest expense, net (1)	6,847	17,380
Income tax expense	33,228	8,953
Depreciation, amortization, and disposals (2)	16,736	17,914
Operational transformation initiatives	—	1,757
Loss on debt refinancing or modification	1,558	537
Share-based compensation expense	8,609	4,173
Stockholder transaction costs	3,154	7,371
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	7,362	5,456
Other	(132)	574
Adjusted EBITDA	$182,909	$87,927
Adjusted EBITDA Margin (percentage of net sales)	13.6%	7.8%

(1) Includes $0.4 million for both fiscal 2024 and 2023, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $1.6 million and $1.8 million for fiscal 2024 and 2023, respectively, representing amortization on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Consolidated Statements of Operations.

Consolidated Results of Operations for the fiscal years ended September 30, 2023 and October 1, 2022:

(in thousands)	2023	2022
Net sales	$1,132,793	$800,637
Cost of goods sold	993,943	764,091
Gross profit	$138,850	$36,546
Operating expenses
Selling, general and administrative expenses	87,193	77,246
Operating profit (loss)	$51,657	$(40,700)
Interest expense	(18,012)	(14,675)
Interest income	1,004	9
Other (expense) income, net	(8,307)	2,947
Loss on debt modification	(537)	(632)
Income (loss) before income taxes	$25,805	$(53,051)
Income tax (expense) benefit	(8,953)	11,451
Equity in net income (loss) of non-consolidated affiliate(s)	6,960	(4,159)
Net income (loss)	$23,812	$(45,759)
Other financial data:
Adjusted EBITDA	$87,927	$(14,746)
Adjusted EBITDA Margin	7.8%	(1.8)%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2023	2022
Net Sales by Segment
Bus	$1,034,625	$723,505
Parts	98,168	77,132
Total	$1,132,793	$800,637

Gross Profit by Segment
Bus	$91,003	$5,065
Parts	47,847	31,481
Total	$138,850	$36,546

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

Bus sales increased $311.1 million, or 43.0%, reflecting a 24.8% increase in units booked and a 14.6% increase in average sales price per unit. In fiscal 2023, 8,514 units were booked compared to 6,822 units booked for fiscal 2022. The increase in units sold was primarily due to constraints in the Company's ability to produce and deliver buses due to shortages of critical components in fiscal 2022. The 14.6% increase in average sales price per unit reflects pricing actions taken by management as well as product and customer mix changes.

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

Operating profit. Operating profit was $51.7 million for fiscal 2023, an increase of $92.4 million, or 226.9%, compared to $40.7 million of operating loss for fiscal 2022. Profitability was primarily impacted by an increase of $102.3 million in gross profit, as outlined in the revenue and cost of goods sold discussions above. The increase in gross profit was partially offset by an increase of $9.9 million in selling, general and administrative expenses, primarily due to an increase in labor costs..

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

Additionally, during fiscal 2023, the Company completed the 2023 Offerings. Although the Company did not sell any shares or receive any proceeds from the 2023 Offerings, it was required to pay certain expenses in connection with these transactions that totaled $7.4 million, with no similar expense recorded during fiscal 2022.

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2023	2022
Net income (loss)	$23,812	$(45,759)
Adjustments:
Interest expense, net (1)	17,380	14,973
Income tax expense (benefit)	8,953	(11,451)
Depreciation, amortization, and disposals (2)	17,914	15,212
Operational transformation initiatives	1,757	7,213
Loss on debt modification	537	632
Share-based compensation expense	4,173	3,690
Product redesign initiatives	—	549
Stockholder transaction costs	7,371	—
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	5,456	(90)
Other	574	285
Adjusted EBITDA	$87,927	$(14,746)
Adjusted EBITDA Margin (percentage of net sales)	7.8%	(1.8)%

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

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from its operations, available cash and cash equivalents, and borrowings under its revolving credit facility. At September 28, 2024, the Company had $127.7 million of available cash and cash equivalents (net of outstanding checks) and $143.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The $100.0 million of Term Loan Facility proceeds and $36.2 million of Revolving Credit Facility proceeds that were borrowed on the Closing Date were used to pay (i) the $131.8 million of term loan indebtedness outstanding under the previous credit agreement ("Amended 2016 Credit Agreement"), which was also the amount outstanding as of September 30, 2023 (there were no amounts outstanding on the revolving credit facility portion of the Amended 2016 Credit Agreement on either date), (ii) interest and commitment fees accrued under the Amended 2016 Credit Agreement through the Closing Date and (iii) transaction costs associated with the consummation of the Credit Agreement. During fiscal 2024, we used cash generated from operations to make $3.8 million of required quarterly principal payments on the Term Loan Facility and repay all $36.2 million of Revolving Credit Facility borrowings from the Closing Date.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of September 28, 2024 set at Level I.

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

At September 28, 2024, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

Short-Term and Long-Term Liquidity Requirements

Our ability to make principal and interest payments on borrowings under our Credit Facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on the current level of operations, we believe that our existing cash and cash equivalent balances and expected cash flows from operations will be sufficient to meet our operating requirements for at least the next 12 months.

We have operating leases for office and warehouse space and finance leases for equipment. Our leases have remaining lease terms ranging from 0.2 years to 5.7 years with the option to extend certain leases for up to 1.0 year year. Finance leases run through fiscal 2025 and have total payments of approximately $1.0 million, all of which is due in fiscal 2025. Operating leases have remaining terms up to 5.7 years and total payments of approximately $5.4 million, of which approximately $2.1 million is due in fiscal 2025.

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. At September 28, 2024, total purchase commitments were $136.1 million, of which $134.1 million is expected to be paid in fiscal 2025.

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
Seasonality

In the years preceding the 2020 COVID-19 pandemic, our business was highly seasonal with school districts buying their new school buses so that they would be available for use on the first day of the school year, typically in mid-August to early September. This historically resulted in our third and fourth fiscal quarters representing our two busiest quarters from a sales and production perspective, the latter ending on the Saturday closest to September 30. Our quarterly results of operations, cash flows, and liquidity have historically been, and are likely to be in future periods, impacted by seasonal patterns. Working capital has historically been a significant use of cash during the first fiscal quarter due to planned shutdowns and a significant source of cash generation in the fourth fiscal quarter. With the COVID-19 pandemic and subsequent supply chain constraints, seasonality and working capital trends have become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of working capital and liquidity results between fiscal periods.

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2024	2023	2022
Cash and cash equivalents, beginning of year	$78,988	$10,479	$11,709
Total cash provided by (used in) operating activities	111,112	119,928	(24,437)
Total cash used in investing activities	(15,815)	(8,520)	(6,453)
Total cash (used in) provided by financing activities	(46,598)	(42,899)	29,660
Change in cash and cash equivalents	48,699	68,509	(1,230)
Cash and cash equivalents, end of year	$127,687	$78,988	$10,479

Total cash provided by (used in) operating activities

Cash provided by operating activities totaled $111.1 million for fiscal 2024 and $119.9 million for fiscal 2023. The primary drivers of the $8.8 million decrease were the following:

The net decrease primarily resulted from the effect of net changes in operating assets and liabilities that negatively impacted operating cash flows by $84.1 million during fiscal 2024 when compared with fiscal 2023. The primary drivers in this category were unfavorable changes in accounts receivable; accounts payable; and accrued expenses, pension and other liabilities of $46.5 million, $22.0 million, and 15.9 million, respectively, as follows:

•A shift in our customer mix resulted in an increase in the accounts receivable balance (a net use of cash) at the end of the fiscal 2024 when compared with fiscal 2023. Specifically, we had a significant increase in fleet orders, which make up the majority of orders on credit, during fiscal 2024 when compared with fiscal 2023.

•At the end of fiscal 2022 and during fiscal 2023, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which, when coupled with increased production and sales volumes during fiscal 2023, resulted in a significant increase in the accounts payable balance (a net source of cash). Although inflationary pressures continued during fiscal 2024, they were smaller when compared to fiscal 2023. This factor, when coupled with our production and sales volumes largely stabilizing during fiscal 2024, resulted in a smaller increase in the accounts payable balance during fiscal 2024 compared to fiscal 2023 (a smaller net source of cash).

•As of the end of fiscal 2023, we had received approximately $18.5 million of advanced funds awarded by the U.S. EPA in administering the CSBP that were recorded as unearned revenue within other current liabilities (which is included within accrued expenses, pension and other liabilities). As we built and sold the underlying buses during fiscal 2024, we recognized this amount in revenue. As of the end of fiscal 2024, we had a corresponding balance of $2.2 million, representing a $16.3 million net use of cash when comparing the two periods.

The above decreases were partially offset by the $81.7 million increase in net income during fiscal 2024 when compared to fiscal 2023.

Cash provided by (used in) operating activities totaled $119.9 million for fiscal 2023 and $(24.4) million for fiscal 2022. The primary drivers of the $144.4 million increase were the following:

•A year over year increase of $69.6 million in net income.

•The effect of net changes in operating assets and liabilities positively impacted fiscal 2023 operating cash flows by $79.0 million compared to fiscal 2022. The primary drivers in this category were favorable changes in accounts receivable, inventory, and accrued expenses, pension and other liabilities of $2.5 million, $34.2 million, and $50.1 million respectively. These favorable changes were partially offset by unfavorable changes in accounts payable and other assets of $6.4 million and $1.5 million, respectively. At the end of fiscal 2022 and continuing into fiscal 2023, we became more efficient at managing supply chain disruptions, and thus building and selling buses. These efficiencies resulted in us consuming more inventory in production, which resulted in a decrease in the inventory balance at the end of fiscal 2023 (a net source of cash) when compared with an increase in the inventory balance at the end of fiscal 2022 (a net use of cash). The accounts payable balance is significantly influenced by the purchase of inventory that is required to produce buses during the last few weeks of each fiscal year. However, the supply chain disruptions that we experienced during fiscal 2022 resulted in us purchasing inventory (and therefore, increasing accounts payable) that was not consumed in the production process as we were missing certain critical components that prevented us from building and selling buses. Accordingly, the increase in the accounts payable balance (a net source of cash) was higher in fiscal 2022 than in fiscal 2023, which had an unfavorable impact on cash flows. Finally, in fiscal 2023 we began receiving deposits for school buses ordered under the terms the CSBP, which provided a net source of cash year over year as there was no similar activity in fiscal 2022.

•The impact of non-cash items (net source of cash) was $4.2 million lower in fiscal 2023 compared to fiscal 2022. Non-cash items impact net income or loss but do not have direct cash flows associated with them. The significant differences relate to the impact of an $8.8 million lower of cost or net realizable value loss and $1.4 million fixed assets impairment, both present in fiscal 2022, with no similar losses in fiscal 2023, as well as an $11.1 million increase in equity in net income of non-consolidated affiliate(s), a $2.6 million decrease in amortization of deferred actuarial pension losses and a $1.9 million decrease in non-cash interest expense, in fiscal 2023 compared to fiscal 2022. These decreases were partially offset by a $19.1 million increase in deferred income tax expense and a $1.9 million increase in depreciation and amortization expense, in fiscal 2023 compared to fiscal 2022.

Total cash used in investing activities

Cash used in investing activities totaled $15.8 million and $8.5 million for fiscal 2024 and fiscal 2023, respectively. The $7.3 million increase in cash used was primarily due to an increase in spending on fixed assets, as increased profitability in fiscal 2024 when compared fiscal 2023 allowed for more capital spending. During the first half of fiscal 2023, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Cash used in investing activities totaled $8.5 million and $6.5 million for fiscal 2023 and fiscal 2022, respectively. The $2.1 million increase in cash used was primarily due to increased spending on fixed assets in fiscal 2023 as compared to fiscal 2022, as increased profitability in fiscal 2023 compared to fiscal 2022 allowed for slightly more capital spending. During fiscal 2022, capital spending was reduced to lower than normal amounts in an effort to mitigate the impact of supply chain constraints on our operations, financial results and cash flows.

Total cash (used in) provided by financing activities

Cash used in financing activities totaled $46.6 million for fiscal 2024 and $42.9 million for fiscal 2023. The $3.7 million increase in cash used was primarily attributable to a $115.8 million increase in term loan repayments and $9.9 million in purchases of Company stock. This was partially offset by $100.0 million of proceeds received from term loan borrowings under the Credit Agreement, a $20.0 million net increase in revolving line of credit borrowings, and a $2.7 million increase in cash received from stock option exercises.

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

(in thousands)	2024	2023	2022
Total cash provided by (used in) operating activities	$111,112	$119,928	$(24,437)
Cash paid for fixed assets and acquired intangible assets	(15,263)	(8,520)	(6,453)
Free Cash Flow	$95,849	$111,408	$(30,890)

Free Cash Flow for fiscal 2024 was $15.6 million lower than for fiscal 2023, due to an $8.8 million decrease in cash provided by operating activities, as well as a $6.7 million increase in cash paid for fixed assets, both as discussed above.

Free Cash Flow for fiscal 2023 was $142.3 million higher than for fiscal 2022, due to a $144.4 million increase in cash provided by (used in) operating activities, which was partially offset by a $2.1 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $6.7 million at September 28, 2024, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

Share Repurchase Program and Treasury Stock Retirement

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In the latter part of August and first half of September 2024, the Company repurchased 201,818 shares of its common stock for $9.9 million, pursuant to the share repurchase plan. No such repurchases were made in fiscal 2023. The total remaining authorization for future common stock repurchases under the Company's share repurchase program was $50.1 million as of September 28, 2024. Because of the timing of these share repurchases, they had no material impact on earnings per share for fiscal 2024.

In mid-September 2024, the Company constructively retired the shares of common stock it had recently repurchased by recording the $9.9 million paid in excess of the $0.0001 par value of each share as a reduction in retained earnings. Later that same month, the Company retired the shares of common stock that had previously been reflected as treasury stock within its historical consolidated financial statements by recording the amount paid in excess of the $0.0001 par value of each share as a $39.9 million reduction in retained earnings, which reduced the value in this account to zero, with the remaining $10.4 million recorded as a reduction in additional paid-in capital.

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

Self-Insurance Reserves

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The establishment of the reserves utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of current or future expected activity, which could differ significantly. At September 28, 2024 and September 30, 2023, reserves totaled approximately $7.3 million and $6.2 million, respectively.
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

In the evaluation of indefinite lived assets for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary, or to perform a quantitative assessment by comparing the fair value of an asset to its carrying amount. The Company’s intangible asset with an indefinite useful life is the Blue Bird trade name. Under the qualitative assessment, an entity is not required to calculate the fair value of the asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If a qualitative assessment is not performed or if a quantitative assessment is otherwise required, then the entity compares the fair value of an asset to its carrying amount and the amount of the impairment loss, if any, is the difference between fair value and carrying value. The fair value of our trade name is derived by using the relief from royalty method, which discounts the estimated cash savings we realize by owning the name instead of otherwise having to license or lease it.

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

The recorded balances for goodwill were $15.1 million and $3.7 million for the Bus and Parts segments, respectively, at both September 28, 2024 and September 30, 2023. The recorded balances for intangible assets were $43.6 million and $45.4 million at September 28, 2024 and September 30, 2023, respectively.

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

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at September 28, 2024, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $4.9 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $5.3 million.

The projected benefit obligation for the pension plan was $113.6 million and $108.4 million at September 28, 2024 and September 30, 2023, respectively.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine the warranty reserve calculates the average expected future warranty claims using historical warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The establishment of the reserve utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity. Management believes the methodology is reasonable (i) since the Company's product offerings and manufacturing processes do not change quickly or significantly and (ii) given the significant investments that the Company has made, and expects to continue making, to improve the quality, reliability and safety of the school buses it manufactures. Accordingly, while management believes that this methodology provides an accurate reserve estimate, actual claims incurred could differ from the original estimates, requiring future adjustments. For example, at September 28, 2024, a 5% increase or decrease in the average lifetime historical warranty claims by body type, by month would increase or decrease accrued product warranty costs by approximately $0.8 million.

At September 28, 2024 and September 30, 2023, accrued product warranty costs totaled approximately $16.2 million and $15.4 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years. At September 28, 2024 and September 30, 2023, deferred tax liabilities totaled approximately $22.4 million and $22.9 million, respectively, while deferred tax assets totaled approximately $22.0 million and $22.6 million, respectively.

The Company recognizes uncertain tax positions based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There was no liability for uncertain tax positions at September 28, 2024 or September 30, 2023.

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

Interest Rate Risk

We are charged variable rates of interest on our indebtedness outstanding under the Credit Agreement, which exposes us to fluctuations in interest rates. We monitor and manage interest rate exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. However, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. Based upon the balance of term loan and revolving credit facility borrowings outstanding as of September 28, 2024, a one percent change in market interest rates would increase or decrease, as applicable, annual interest expense, and ultimately cash flows from operations, by approximately $1.0 million.

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

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) as of September 28, 2024, and September 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 25, 2024 expressed an unqualified opinion thereon.

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

Evaluation of Warranty Reserve

As discussed in Note 2 to the consolidated financial statements, the Company's warranty reserve is calculated based on the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The total warranty reserve was $16.2 million as of September 28, 2024.

We identified the evaluation of the methodology, including the assumptions for the average warranty costs per unit and the payment patterns over the term of the warranty, used in the evaluation of the warranty reserve as a critical audit matter.

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
November 25, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and schedule and our report dated November 25, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Atlanta, Georgia
November 25, 2024

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	September 28, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$127,687	$78,988
Accounts receivable, net	59,099	12,574
Inventories	127,798	135,286
Other current assets	8,795	9,215
Total current assets	$323,379	$236,063
Property, plant and equipment, net	97,322	95,101
Goodwill	18,825	18,825
Intangible assets, net	43,554	45,424
Equity investment in affiliate(s)	32,089	17,619
Deferred tax assets	2,399	2,182
Finance lease right-of-use assets	332	1,034
Pension	4,649	—
Other assets	2,345	1,518
Total assets	$524,894	$417,766
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$143,156	$137,140
Warranty	7,166	6,711
Accrued expenses	55,775	32,894
Deferred warranty income	9,421	8,101
Finance lease obligations	975	583
Other current liabilities	14,480	24,391
Current portion of long-term debt	5,000	19,800
Total current liabilities	$235,973	$229,620
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	89,994	110,544
Warranty	9,013	8,723
Deferred warranty income	18,541	15,022
Deferred tax liabilities	2,783	2,513
Finance lease obligations	6	987
Other liabilities	9,020	7,955
Pension	—	2,404
Total long-term liabilities	$129,357	$148,148
Guarantees, commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued with liquidation preference of $0 at September 28, 2024 and September 30, 2023	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,268,022 and 32,165,225 shares outstanding at September 28, 2024 and September 30, 2023, respectively	3	3
Additional paid-in capital	185,977	177,861
Retained earnings (accumulated deficit)	—	(55,700)
Accumulated other comprehensive loss	(26,416)	(31,884)
Treasury stock, at cost, 0 and 1,782,568 shares at September 28, 2024 and September 30, 2023, respectively	—	(50,282)
Total stockholders' equity	$159,564	$39,998
Total liabilities and stockholders' equity	$524,894	$417,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2024	2023	2022
Net sales	$1,347,154	$1,132,793	$800,637
Cost of goods sold	1,090,998	993,943	764,091
Gross profit	$256,156	$138,850	$36,546
Operating expenses
Selling, general and administrative expenses	116,825	87,193	77,246
Operating profit (loss)	$139,331	$51,657	$(40,700)
Interest expense	(10,579)	(18,012)	(14,675)
Interest income	4,136	1,004	9
Other (expense) income, net	(4,394)	(8,307)	2,947
Loss on debt refinancing or modification	(1,558)	(537)	(632)
Income (loss) before income taxes	$126,936	$25,805	$(53,051)
Income tax (expense) benefit	(33,228)	(8,953)	11,451
Equity in net income (loss) of non-consolidated affiliate(s)	11,839	6,960	(4,159)
Net income (loss)	$105,547	$23,812	$(45,759)

Earnings (loss) per share:

Basic weighted average shares outstanding	32,270,711	32,071,940	31,020,399
Diluted weighted average shares outstanding	33,349,221	32,258,652	31,020,399

Basic earnings (loss) per share	$3.27	$0.74	$(1.48)
Diluted earnings (loss) per share	$3.16	$0.74	$(1.48)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in thousands)	2024	2023	2022
Net income (loss)	$105,547	$23,812	$(45,759)
Other comprehensive income, net of tax
Net change in defined benefit pension plan	5,468	10,046	2,864
Total other comprehensive income, net of tax	$5,468	$10,046	$2,864
Comprehensive income (loss)	$111,015	$33,858	$(42,895)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$105,547	$23,812	$(45,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	14,820	15,978	14,050
Non-cash interest expense	390	1,470	3,400
Share-based compensation expense	8,609	4,173	3,690
Equity in net (income) loss of non-consolidated affiliate(s)	(11,839)	(6,960)	4,159
Dividend from equity investment in affiliate(s)	5,338	—	—
Loss on disposal of fixed assets	200	64	15
Impairment of fixed assets	—	—	1,354
Lower of cost or net realizable value loss	—	—	8,752
Deferred income tax (benefit) expense	(1,674)	8,065	(11,071)
Amortization of deferred actuarial pension losses	687	1,195	3,768
Loss on debt refinancing or modification	1,558	537	632
Changes in assets and liabilities:
Accounts receivable	(46,525)	(40)	(2,567)
Inventories	7,488	7,691	(26,523)
Other assets	971	453	1,913
Accounts payable	6,665	28,712	35,075
Accrued expenses, pension and other liabilities	18,877	34,778	(15,325)
Total adjustments	$5,565	$96,116	$21,322
Total cash provided by (used in) operating activities	$111,112	$119,928	$(24,437)
Cash flows from investing activities
Cash paid for fixed assets	$(15,263)	$(8,520)	$(6,453)
Equity investment in affiliate(s) (Note 17)	(552)	—	—
Total cash used in investing activities	$(15,815)	$(8,520)	$(6,453)
Cash flows from financing activities
Revolving credit facility borrowings (Note 8)	$36,220	$45,000	$135,000
Revolving credit facility repayments	(36,220)	(65,000)	(160,000)
Term loan borrowings - new credit agreement (Note 8)	100,000	—	—
Term loan repayments (Note 8)	(135,550)	(19,800)	(14,850)
Principal payments on finance leases	(589)	(570)	(1,132)
Cash paid for debt costs (Note 8)	(3,128)	(3,272)	(2,751)
Sale of common stock (Note 13)	—	—	75,000
Cash paid for common stock issuance costs (Note 13)	—	—	(202)
Repurchase of common stock in connection with repurchase program (Note 13)	(9,938)	—	—
Repurchase of common stock in connection with stock award exercises	(1,178)	(376)	(1,708)
Cash received from stock option exercises	3,785	1,119	303
Total cash (used in) provided by financing activities	$(46,598)	$(42,899)	$29,660
Change in cash and cash equivalents	48,699	68,509	(1,230)
Cash and cash equivalents, beginning of year	78,988	10,479	11,709
Cash and cash equivalents, end of year	$127,687	$78,988	$10,479

	Fiscal Years Ended
(in thousands)	2024	2023	2022

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$9,932	$16,053	$15,180
Interest received	(3,783)	(1,004)	(9)
Income tax paid (received), net of tax refunds	29,401	(29)	(79)
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$721	$941	$948
Right-of-use assets obtained in exchange for operating lease obligations	1,682	626	1,424
Finance lease right-of-use assets removed due to non-renewal of lease	—	—	(2,451)
Finance lease obligations removed due to non-renewal of lease	—	—	2,593
Warrants issued for equity investment in affiliate (Note 17)	7,416	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Shares	Amount	Total Stockholders' (Deficit) Equity
Balance, October 2, 2021	27,205,269	$3	$96,170	—	$—	$(44,794)	$(33,753)	1,782,568	$(50,282)	$(32,656)
Sale of common stock (Note 13)	4,687,500	—	74,798	—	—	—	—	—	—	74,798
Restricted stock activity	116,556	—	(1,688)	—	—	—	—	—	—	(1,688)
Stock option activity	15,586	—	284	—	—	—	—	—	—	284
Share-based compensation expense	—	—	3,539	—	—	—	—	—	—	3,539
Net loss	—	—	—	—	—	—	(45,759)	—	—	(45,759)
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	—	—	2,864
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	79,545	—	(376)	—	—	—	—	—	—	(376)
Stock option activity	60,769	—	1,119	—	—	—	—	—	—	1,119
Share-based compensation expense	—	—	4,015	—	—	—	—	—	—	4,015
Net income	—	—	—	—	—	—	23,812	—	—	23,812
Other comprehensive income, net of tax	—	—	—	—	—	10,046	—	—	—	10,046
Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 17)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	65,495	—	(1,178)	—	—	—	—	—	—	(1,178)
Stock option activity	239,120	—	3,785	—	—	—	—	—	—	3,785
Share repurchase and retirement (Note 13)	(201,818)	—	—	—	—	—	(9,938)	—	—	(9,938)
Treasury stock retirement (Note 13)	—	—	(10,373)	—	—	—	(39,909)	(1,782,568)	50,282	—
Share-based compensation expense	—	—	8,466	—	—	—	—	—	—	8,466
Net income	—	—	—	—	—	—	105,547	—	—	105,547
Other comprehensive income, net of tax	—	—	—	—	—	5,468	—	—	—	5,468
Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564

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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022 are referred to herein as “fiscal 2024,” “fiscal 2023” and “fiscal 2022,” respectively. There were 52 weeks in fiscal 2024, fiscal 2023 and fiscal 2022.

Impacts of Supply Chain Constraints on our Business

During the second half of our fiscal year that ended October 3, 2020 ("fiscal 2020") and first half of our fiscal year that ended on October 2, 2021 ("fiscal 2021"), the novel coronavirus known as "COVID-19" materially affected demand for new buses and replacement/maintenance parts, significantly impacting our business and operations. Although demand for school buses strengthened substantially during the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints around this same period of time. These supply chain disruptions had a significant adverse impact our operations and results due to higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders during most of fiscal 2022.

Additionally, Russian military forces launched a large-scale invasion of Ukraine on February 24, 2022, which further exacerbated global supply chain disruptions. While the Company has no assets or customers in either of these countries, this military conflict significantly impacted our financial results, primarily in an indirect manner since the Company does not sell to customers located in, or source goods directly from, either country. Specifically, it contributed to increased volatility in a) costs charged by suppliers for the purchase of inventory that is at least partially dependent on resources originating from either of the countries and b) freight costs, both of which negatively impacted the gross profit recognized on sales during the second half of fiscal 2022 and continuing into fiscal 2023 and fiscal 2024.

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

Supply chain disruptions continued into fiscal 2024 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, an increase in the number of school buses produced and sold, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses kept pace with increased costs to procure inventory to produce the buses, resulted in a significant increase in gross profit during fiscal 2024 when compared with fiscal 2023 and fiscal 2022.

Significant uncertainty exists concerning the magnitude and duration of the ongoing supply chain constraints and accordingly, precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.
2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangible assets, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including continued supply chain constraints and their related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company deposits its cash and cash equivalents, which are or may become in excess of federally insured limits, with many of the same high credit-quality financial institutions with which it has outstanding loans under the Credit Agreement (defined below) and evaluates and manages the risk of credit loss on a net basis. To date, the Company has not experienced any losses related to its cash and cash equivalents balances.

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
4.Allocation of the transaction price to the performance obligation(s) in the contract; and
5.Recognition of revenue, when, or as, we satisfy performance obligations.

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

Derivative Instruments

In limited circumstances, we may utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates or interest rates relating to variable rate debt. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income, depending on whether the derivative instrument qualifies, and is appropriately designated, for hedge accounting treatment and if so, whether it represents a fair value or cash flow hedge. Gains and losses on derivative instruments are recognized in the operating results line item that reflects the underlying exposure that was mitigated either via a formal hedge accounting relationship or economically.

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

We determine whether the lease is an operating or finance lease at inception based on the information and expectations for the lease at that time. Operating lease ROU assets are included in property, plant and equipment and the lease liabilities are included in other current liabilities and other liabilities on our Consolidated Balance Sheets. Finance lease ROU assets are included in finance lease ROU assets and the lease liabilities are included in finance lease obligations (current) and finance lease obligations (long-term) on our Consolidated Balance Sheets.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $1.3 million and $1.5 million at September 28, 2024 and September 30, 2023, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $0.4 million, $1.5 million and $1.5 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2024. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Accordingly, our obligation estimate is based on benefits earned at that time discounted using an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in other comprehensive income certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other (expense) income, net on our Consolidated Statements of Operations.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For fiscal 2024, fiscal 2023 and fiscal 2022, the Company expensed $9.4 million, $6.6 million and $6.1 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years.

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

The Company's policy for releasing income tax effects from accumulated other comprehensive loss is to use a specific identification approach.

Environmental Liabilities

The Company records reserves for environmental liabilities on a discounted basis when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. See Note 10, Guarantees, Commitments and Contingencies, for further information.

Retirement of Common Stock

When the Company decides to actually or constructively retire the shares of common stock it has repurchased, including those repurchases that have been previously reflected as treasury stock within its historical consolidated financial statements, it records the amount paid in excess of par value as a reduction in retained earnings, to the extent such recording does not reduce retained earning to an amount below zero. In those instances in which such recording would reduce retained earnings below zero, it records the difference as a reduction in additional paid-in capital. See Note 13, Stockholders' (Deficit) Equity, for further information.

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

Statement of Cash Flows

We classify distributions received from our equity method investment(s), if any, using the nature of distribution approach, such that distributions received are classified based on the nature of the activity of the investee that generated the distribution. Returns on investment are classified within operating activities, while returns of investment are classified within investing activities.

The exchange of cash, if any, associated with derivative transactions is classified in the same category as the cash flows from the underlying items giving rise to the foreign currency or interest rate exposures.

Recently Issued Accounting Standards

ASU 2023-07 On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

ASU 2023-09 On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities ("PBEs") are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for PBEs in fiscal years beginning after December 15, 2024, with early adoption permitted.

ASU 2024-03 On November 4, 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires PBEs to disclose disaggregated information about certain income statement expense line items. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.

The new ASUs will not impact amounts recorded in the consolidated financial statements, but, instead, will require more detailed disclosures in the footnotes to the financial statements. The Company plans to provide the updated disclosures required by the ASUs in the periods in which they are effective.

Any recently issued accounting standards not identified above do not apply to the Company or the impact is expected to be immaterial.

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	September 28, 2024	September 30, 2023
Accounts receivable	$59,199	$12,674
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$59,099	$12,574

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2024	2023	2022
Balance at beginning of period	$15,434	$15,970	$18,550
Add: current period accruals	9,985	9,084	7,348
Less: current period reductions of accrual	(9,240)	(9,620)	(9,928)
Balance at end of period	$16,179	$15,434	$15,970

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two years to five years, for the fiscal years presented:

(in thousands)	2024	2023	2022
Balance at beginning of period	$23,123	$18,795	$20,144
Add: current period deferred income	13,245	12,013	6,847
Less: current period recognition of income	(8,406)	(7,685)	(8,196)
Balance at end of period	$27,962	$23,123	$18,795

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $9.4 million of the outstanding contract liability in fiscal 2025, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of September 28, 2024 and September 30, 2023 includes approximately $2.2 million and $18.5 million, respectively, of funds awarded by the U.S. Environmental Protection Agency in administering the Clean School Bus Program (“CSBP”) that was signed into law in mid-November 2021. The CSBP allocates federal funds to help local school jurisdictions purchase zero- and low-emission school buses over a five year period. The Company recorded the receipt of these funds as deferred revenue. The balance at September 30, 2023 was largely recognized as revenue during the first half of 2024 and the Company expects to recognize the vast majority of the September 28, 2024 balance as revenue during the first half of fiscal 2025, as the underlying buses are produced and delivered.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	September 28, 2024	September 30, 2023
Current portion	$5,008	$4,475
Long-term portion	2,248	1,771
Total accrued self-insurance	$7,256	$6,246

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues recognized were $21.7 million, $18.5 million and $16.0 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The related cost of goods sold were $19.9 million, $16.6 million and $14.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Derivative Instruments

On October 24, 2018, the Company entered into a four year interest rate collar with a $150.0 million notional value with an effective date of November 30, 2018. The collar was entered into in order to partially mitigate our exposure to interest rate fluctuations on our variable rate debt. The collar established a range where we paid the counterparty if the three month U.S. Dollar London Interbank Offered Rate ("LIBOR") fell below the established floor rate of 1.5%, and the counterparty paid us if the three month LIBOR exceeded the ceiling rate of 3.3%. The collar settled quarterly through the termination date of September 30, 2022. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the contracted ceiling or floor rates. Throughout much of fiscal 2022, the three month LIBOR fell below the established floor, which required us to make $1.2 million in total cash payments to the counterparty.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	September 28, 2024	September 30, 2023
Raw materials	$83,027	$88,116
Work in process	32,556	45,875
Finished goods	12,215	1,295
Total inventories	$127,798	$135,286

At October 1, 2022, certain Bus segment inventory had an approximate $8.8 million cumulative cost in excess of net realizable value, which was recognized as a loss in fiscal 2022. No such cumulative loss in excess of net realizable value was present at September 28, 2024 or September 30, 2023 and no such losses were recognized in fiscal 2024 or fiscal 2023.

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	September 28, 2024	September 30, 2023
Land	$2,504	$2,504
Buildings	65,237	64,206
Machinery and equipment	121,048	115,248
Office furniture, equipment and other	2,467	2,355
Computer equipment and software	20,718	20,662
Construction in process	12,408	7,151
Property, plant and equipment, gross	224,382	212,126
Accumulated depreciation and amortization	(131,413)	(121,323)
Operating lease right-of-use assets (1)	4,353	4,298
Property, plant and equipment, net	$97,322	$95,101

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $12.2 million, $13.3 million, and $10.9 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

We capitalized $0.3 million of interest expense in fiscal 2024 related to the construction of plant manufacturing assets.

A $1.4 million impairment loss for certain equipment that was no longer used in the Bus segment production process was recognized in fiscal 2022. No impairment loss was recognized in fiscal 2024 or fiscal 2023.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
September 28, 2024
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

September 30, 2023
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of fiscal 2024 and fiscal 2023, we performed our annual impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	September 28, 2024			September 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$3,156	$—	$3,156	$3,156	$—
Finite lived: Customer relationships	37,425	33,687	3,738	37,425	31,817	5,608
Total amortized intangible assets	40,581	36,843	3,738	40,581	34,973	5,608
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$36,843	$43,554	$80,397	$34,973	$45,424

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of fiscal 2024 and fiscal 2023, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairment of our indefinite lived intangible asset has been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $1.9 million, $2.0 million, and $2.0 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Remaining amortization expense for finite lived intangible assets is expected to be as follows:

(in thousands)
Fiscal Years Ending	Amortization Expense
2025	$1,869
2026	1,869
Total amortization expense	$3,738

8. Debt

2016 Credit Agreement

On December 12, 2016, BBBC ("Borrower"), executed a $235.0 million five-year credit agreement with Bank of Montreal, which acted as the administrative agent and an issuing bank, Fifth Third Bank, as co-syndication agent and an issuing bank, and Regions Bank, as co-syndication agent, together with other lenders ("2016 Credit Agreement").

The credit facilities provided for under the 2016 Credit Agreement consisted of a term loan facility in an aggregate initial principal amount of $160.0 million (the “2016 Term Loan Facility”) and a revolving credit facility with aggregate commitments of $75.0 million. The revolving credit facility included a $15.0 million letter of credit sub-facility and a $5.0 million swing-line sub-facility (“2016 Revolving Credit Facility,” and together with the 2016 Term Loan Facility, each a “2016 Credit Facility” and collectively, the “2016 Credit Facilities”). The obligations under the 2016 Credit Agreement and the related loan documents (including without limitation, the borrowings under the 2016 Credit Facilities and obligations in respect of certain cash management and hedging obligations owing to the agents, the lenders or their affiliates), were, in each case, secured by a lien on and security interest in substantially all of the assets of the Company and its subsidiaries including the Borrower, with certain exclusions as set forth in a collateral agreement entered into on the closing date.

First Amendment to the 2016 Credit Agreement

On September 13, 2018, the Company entered into a first amendment to the 2016 Credit Agreement ("First Amended 2016 Credit Agreement"). The First Amended 2016 Credit Agreement provided for additional funding of $50.0 million and was funded in the first quarter of the fiscal year that ended September 28, 2019. Substantially all of the proceeds were used to complete a tender offer to purchase shares of our common and preferred stock.

The First Amended 2016 Credit Agreement also increased the revolving credit facility to $100.0 million from $75.0 million, a $25.0 million increase. The amendment extended the maturity date to September 13, 2023, five years from the effective date of the first amendment. The first amendment also amended the interest rate pricing matrix (as follows) as well as the principal payment schedule (which was subsequently amended as discussed below). In connection with the First Amended 2016 Credit Agreement, we incurred $2.0 million of debt discount and issuance costs, which were recorded as contra-debt and were being amortized over the life of the Amended 2016 Credit Agreement (defined below) using the effective interest method.

The interest rate on the 2016 Term Loan Facility was (i) from the first amendment effective date until the first quarter ended on or about September 30, 2018, LIBOR plus 2.25%, and (ii) commencing with the fiscal quarter ended on or about September 30, 2018 and thereafter, dependent on the Total Net Leverage Ratio ("TNLR") of the Company, an election of either base rate ("ABR") or LIBOR pursuant to the table below:

Level	Total Net Leverage Ratio	ABR Loans	LIBOR Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than 3.50x	2.00%	3.00%

Second Amendment to the 2016 Credit Agreement

On May 7, 2020, the Company entered into a second amendment to the 2016 Credit Agreement and First Amended 2016 Credit Agreement (“Second Amended 2016 Credit Agreement”). The Second Amended 2016 Credit Agreement provided $41.9 million in additional revolving commitments bringing the total revolving commitments to $141.9 million. The revolving commitments under the Second Amended 2016 Credit Agreement were scheduled to mature on September 13, 2023, which was the fifth anniversary of the effective date of the First Amended 2016 Credit Agreement. The interest rate pricing grid remained unchanged, but the LIBOR floor was amended from 0% to 0.75%. We incurred $0.9 million in fees related to the amendment. The fees were capitalized to other assets on the Consolidated Balance Sheets and were being amortized on a straight-line basis to interest expense until maturity of the Amended 2016 Credit Agreement (defined below).

Third Amendment to the 2016 Credit Agreement

On December 4, 2020, the Company executed a third amendment to the 2016 Credit Agreement, First Amended 2016 Credit Agreement and Second Amended 2016 Credit Agreement ("Third Amended 2016 Credit Agreement"). The Third Amended 2016 Credit Agreement, among other things, provided for certain temporary amendments to the 2016 Credit Agreement from the third amendment effective date through and including the first date on which (a)(i) a compliance certificate was timely delivered with respect to a fiscal quarter ending on or after March 31, 2022 demonstrating compliance with certain financial performance covenants for such fiscal quarter (the “Limited Availability Period”), or (ii) the Borrower elected to terminate the Limited Availability Period; and (b) the absence of a default or event of default.

Amendments to the financial performance covenants provided that during the Limited Availability Period, a higher maximum TNLR was permitted, and required the Company to maintain liquidity (in the form of undrawn availability under the 2016 Revolving Credit Facility and unrestricted cash and cash equivalents) of at least $15.0 million. For the duration between the fiscal quarter ended on or around December 31, 2020 and the fiscal quarter ended on or around September 30, 2021 that fell within the Limited Availability Period, a quarterly minimum consolidated EBITDA covenant applied instead of a maximum TNLR.

The pricing grid in the First Amended 2016 Credit Agreement, which was based on the ratio of the Company’s consolidated net debt to consolidated EBITDA, remained unchanged.  However, during the Limited Availability Period, an additional margin of 0.50% applied.

During the Limited Availability Period, the Amended 2016 Credit Agreement required that Borrower prepay existing revolving loans and, if undrawn and unreimbursed letters of credit exceeded $7.0 million, cash collateralize letters of credit if unrestricted cash and cash equivalents exceeded $20.0 million, as determined on a semimonthly basis.  Any issuance, amendment, renewal, or extension of credit during the Limited Availability Period could not cause unrestricted cash and cash equivalents to exceed $20.0 million, or cause the aggregate outstanding 2016 Revolving Credit Facility principal to exceed $100.0 million. The Third Amended 2016 Credit Agreement also implemented a cap on permissible investments, restricted payments, certain payments of indebtedness and the fair market value of all assets subject to permitted dispositions during the Limited Availability Period.

For the duration of the Limited Availability Period, the Amended 2016 Credit Agreement (defined below) set forth additional monthly reporting requirements, and required subordination agreements and intercreditor arrangements for certain other indebtedness and liens subject to administrative agent approval.

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the third amendment. Of such total, approximately $1.1 million and $0.9 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and were being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended 2016 Credit Agreement (defined below). The remaining approximate $0.5 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

In conjunction with executing the third amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling approximately $0.1 million were expensed to loss on debt modification on the Consolidated Statements of Operations.

Fourth Amendment to the 2016 Credit Agreement

On November 24, 2021, the Company executed a fourth amendment to the 2016 Credit Agreement, First Amended 2016 Credit Agreement, Second Amended 2016 Credit Agreement and Third Amended 2016 Credit Agreement (the "Fourth Amended 2016 Credit Agreement"). The Fourth Amended 2016 Credit Agreement, among other things, provided for certain temporary amendments to the 2016 Credit Agreement from the third amendment effective date through and including (a) April 1, 2023 (the “Amended Limited Availability Period”), or (b) the first date on which Borrower elected to terminate the Amended Limited Availability Period, in each case, subject to (x) the absence of a default or event of default and (y) pro forma compliance with the financial covenant performance covenants under the Fourth Amended 2016 Credit Agreement.

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

The minimum liquidity (in the form of undrawn availability under the 2016 Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company was required to maintain during the Amended Limited Availability Period was amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Fourth amendment effective date through January 1, 2022	$10.0
January 2, 2022 through April 2, 2022	$5.0
April 3, 2022 through July 2, 2022	$15.0
Thereafter	$20.0

Additionally, a new financial performance covenant was added in the Fourth Amended 2016 Credit Agreement, requiring that school bus units manufactured by the Company (“Units”) not fall below the pre-set thresholds set forth in the table below on a three month trailing basis (“Units Covenant”). The Units Covenant was triggered only if the Company’s liquidity for the most-recently ended fiscal month was less than $50 million during the Amended Limited Availability Period:

Period	Minimum Units Manufactured
Three month period ending November 27, 2021	1,128
Three month period ending January 1, 2022	776
Three month period ending January 29, 2022	748
Three month period ending February 26, 2022	727
Three month period ending April 2, 2022	763
Three month period ending April 30, 2022	1,111
Three month period ending May 28, 2022	1,525
Three month period ending July 2, 2022	2,053
Three month period ending July 30, 2022	2,072
Three month period ending August 27, 2022	2,199
Three month period ending October 1, 2022	2,306

If the Units during any three fiscal month period set forth above was less than the minimum required by the Units Covenant, Borrower could elect to carry forward up to 50% of certain applicable excess Units to satisfy the Units Covenant requirement. However, Borrower could not make such election in two consecutive three fiscal month periods.

The pricing grid in the Fourth Amended 2016 Credit Agreement, which was based on the TNLR, was determined in accordance with the amended pricing matrix set forth below:

Level	Total Net Leverage Ratio	ABR Loans	LIBOR Loans
I	Less than 2.00x	0.75%	1.75%
II	Greater than or equal to 2.00x and less than 2.50x	1.00%	2.00%
III	Greater than or equal to 2.50x and less than 3.00x	1.25%	2.25%
IV	Greater than or equal to 3.00x and less than 3.25x	1.50%	2.50%
V	Greater than or equal to 3.25x and less than 3.50x	1.75%	2.75%
VI	Greater than or equal to 3.50x and less than 4.50x	2.00%	3.00%
VII	Greater than or equal to 4.50x and less than 5.00x	3.25%	4.25%
VIII	Greater than 5.00x	4.25%	5.25%

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

Additional allowances were made in the Fourth Amended 2016 Credit Agreement for the Company to issue or incur up to $100.0 million of qualified equity interests issued by the Company, unsecured subordinated indebtedness or unsecured convertible indebtedness (collectively, “Junior Capital”). Upon the issuance or incurrence of any Junior Capital, the Company was required to prepay the outstanding revolving loans (with no permanent reduction in the revolving commitments) in an amount equal to the lesser of (a) 100% of the net proceeds from such Junior Capital and (b) the aggregate of revolving exposures then outstanding. Prior to the initial issuance or incurrence of any Junior Capital, any issuance, amendment, renewal, or extension of credit during the Amended Limited Availability Period could not cause the aggregate outstanding 2016 Revolving Credit Facility principal to exceed $110.0 million (“Availability Cap”). Following the issuance and sale of $75.0 million of common stock in a private placement transaction on December 15, 2021 (see Note 13, Stockholders' (Deficit) Equity, for further details), the Availability Cap was permanently reduced to $100.0 million.

For the duration of the Amended Limited Availability Period, the Fourth Amended 2016 Credit Agreement set forth additional monthly reporting requirements in connection with the manufactured school bus units required by the financial performance covenants, when applicable.

The Company incurred approximately $2.5 million in lender fees and other issuance costs relating to the fourth amendment. Of such total, approximately $1.1 million and $0.8 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and was being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended 2016 Credit Agreement (defined below). The remaining approximate $0.5 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

In conjunction with executing the fourth amendment, previously capitalized lender fees and other issuance costs incurred in prior periods totaling approximately $0.1 million were also expensed to loss on debt modification on the Consolidated Statements of Operations.

Fifth Amendment and Limited Waiver to the 2016 Credit Agreement

On September 2, 2022, the Company executed a fifth amendment and limited waiver to the 2016 Credit Agreement, First Amended 2016 Credit Agreement, Second Amended 2016 Credit Agreement, Third Amended 2016 Credit Agreement and Fourth Amended 2016 Credit Agreement ("Fifth Amended 2016 Credit Agreement"). The Fifth Amended 2016 Credit Agreement, among other things, resulted in Borrower and administrative agent jointly electing an early opt-in to change one of the market interest rate indices that Borrower could elect to accrue interest on outstanding borrowings from LIBOR, which was discontinued subsequent to June 30, 2023, to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR"). Such change became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the fifth amendment effective date.

The Fifth Amended 2016 Credit Agreement also provided covenant relief, through December 31, 2022, via a waiver of the $20.0 million minimum consolidated EBITDA covenant calculated on a four quarter trailing basis for the fiscal quarter ended October 1, 2022 and the 2,306 minimum Units Covenant calculated on a three fiscal month trailing basis for the fiscal month ended October 1, 2022. The Company requested such covenant relief given the supply chain disruptions that continued to challenge the Company throughout fiscal 2022.

Finally, the Fifth Amended 2016 Credit Agreement required the Company to provide a rolling thirteen week cash flow forecast to the administrative agent, on a monthly basis, beginning with the fiscal month ended August 27, 2022 and ending with the fiscal month ending April 1, 2023.

The Company incurred approximately $0.3 million in lender fees and other issuance costs relating to the fifth amendment. Of such total, approximately $0.1 million and $0.1 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and was being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended 2016 Credit Agreement (defined below). The remaining approximate $0.1 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

Sixth Amendment to the 2016 Credit Agreement

On November 21, 2022, the Company executed a sixth amendment to the 2016 Credit Agreement, First Amended 2016 Credit Agreement, Second Amended 2016 Credit Agreement, Third Amended 2016 Credit Agreement, Fourth Amended 2016 Credit Agreement and Fifth Amended 2016 Credit Agreement ("Sixth Amended 2016 Credit Agreement" and collectively, the "Amended 2016 Credit Agreement"). The Sixth Amended 2016 Credit Agreement, among other things, extended the maturity date for both the 2016 Term Loan Facility and 2016 Revolving Credit Facility from September 13, 2023 to December 31, 2024. The total 2016 Revolving Credit Facility commitment was reduced to an aggregate principal amount of $90.0 million, of which $80.0 million was available for Borrower to draw, with the remaining $10.0 million subject to written approval from the lenders, which, once obtained, was irrevocable. There was no change in the 2016 Term Loan Facility commitment; however, the Sixth Amended 2016 Credit Agreement required principal repayments approximating $5.0 million on a quarterly basis through September 30, 2024, with the remaining balance due upon maturity. There were $151.6 million of term loan borrowings outstanding on the sixth amendment effective date.

The Sixth Amended 2016 Credit Agreement also provided for temporary amendments to certain financial performance covenants during the Amended Limited Availability Period, which terminated on the date on which the Company’s TNLR for the two fiscal quarters most recently ended was each less than 4.00x and no default or event of default had occurred and was continuing. However, the Amended Limited Available Period could re-occur upon a default or event of default or if the TNLR for the immediately preceding fiscal quarter was equal to or greater than 4.00x.

The minimum consolidated EBITDA that the Company was required to maintain during the Amended Limited Availability Period was updated as set forth in the table below (in millions):

Period	Minimum Consolidated EBITDA
Fiscal quarter ending July 1, 2023	$50.0
Fiscal quarter ending September 30, 2023	$60.0
For purposes of complying with the above minimum consolidated EBITDA covenant, the Company’s consolidated EBITDA for the (i) two fiscal quarter period ending July 1, 2023 was multiplied by 2 and (ii) three fiscal quarter period ending September 30, 2023 was multiplied by 4/3.

The minimum liquidity (in the form of undrawn availability under the 2016 Revolving Credit Facility and unrestricted cash and cash equivalents) that the Company was required to maintain at the end of each fiscal month during the Amended Limited Availability Period was amended as set forth in the table below (in millions):

Period	Minimum Liquidity
Sixth amendment effective date through December 30, 2023	$30.0

Additionally, the Units Covenant was amended for Units to be calculated at the end of each applicable fiscal month on a cumulative basis, with the minimum cumulative threshold that the Company was required to maintain during the Amended Limited Availability Period amended as set forth in the table below. The Units Covenant was triggered only if the Company’s liquidity for the most-recently ended fiscal month was less than $50.0 million during the Amended Limited Availability Period:

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

The Company was not required to comply with a maximum TNLR financial maintenance covenant for any fiscal quarters from the sixth amendment effective date through September 30, 2023, with the maximum threshold amended thereafter as follows:

Period	Maximum Total Net Leverage Ratio
Fiscal Quarter ending December 30, 2023 through the fiscal quarter ending March 30, 2024	4.00:1.00
Fiscal quarter ending June 29, 2024 and thereafter	3.50:1.00

The pricing grid in the Amended 2016 Credit Agreement, which was based on the TNLR, was applicable to both term loan and revolving borrowings and was determined in accordance with the amended pricing matrix set forth below:

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

Further, the pricing margins for levels VII though IX above were each increased (x) by 0.25% if the aggregate revolving borrowings were equal to or greater than $50.0 million and less than or equal to $80.0 million and (y) by 0.50% if the aggregate revolving borrowings were greater than $80.0 million. On the sixth amendment effective date, the interest rate was set at SOFR plus 5.75% and was adjusted, as applicable, for the fiscal quarter ending December 31, 2022 and subsequently in accordance with the amended pricing grid set forth above.

Finally, the Company was required to deliver to the administrative agent, on a quarterly basis, a projected consolidated balance sheet and consolidated statements of projected operations and cash flows for the next four fiscal quarter period.

The Company incurred approximately $3.3 million in lender fees and other issuance costs relating to the sixth amendment. Of such total, approximately $1.2 million and $1.5 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Consolidated Balance Sheets and was being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Amended 2016 Credit Agreement. The remaining approximate $0.5 million was recorded to loss on debt modification on the Consolidated Statements of Operations.

Fiscal 2024 Credit Agreement

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

The $100.0 million of Term Loan Facility proceeds and $36.2 million of Revolving Credit Facility proceeds that were borrowed on the Closing Date were used to pay (i) the $131.8 million of term loan indebtedness outstanding under the Amended 2016 Credit Agreement, (ii) interest and commitment fees accrued under the Amended 2016 Credit Agreement through the Closing Date and (iii) transaction costs associated with the consummation of the Credit Agreement.

Under the terms of the Credit Agreement, Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries are subject to customary affirmative and negative covenants and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

Borrowings under the Credit Facilities bear interest, at our option, at (i) ABR or (ii) SOFR plus 0.10%, plus an applicable margin depending on the TNLR (which is defined in the Credit Agreement as the ratio of consolidated net debt to consolidated EBITDA on a trailing four quarter basis) of the Company as follows:

Level	TNLR	ABR Loans	SOFR Loans
I	Less than 1.00x	0.75%	1.75%
II	Greater than or equal to 1.00x and less than 1.50x	1.50%	2.50%
III	Greater than or equal to 1.50x and less than 2.25x	2.00%	3.00%
IV	Greater than or equal to 2.25x	2.25%	3.25%

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter that ended after the Closing Date, with pricing as of September 28, 2024 set at Level I.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.20:1.00. The Company was in compliance with such covenants as of September 28, 2024.

The Company incurred approximately $3.1 million in lender fees and other issuance costs relating to the Credit Agreement. Of such total, approximately $1.9 million and $0.8 million was capitalized within other assets and long-term debt (as a contra-balance), respectively, on the Condensed Consolidated Balance Sheets and is being amortized as an adjustment to interest expense on a straight-line basis and utilizing the effective interest method, respectively, until maturity of the Credit Agreement. The remaining approximate $0.4 million was recorded to loss on debt refinancing or modification on the Condensed Consolidated Statements of Operations.

In conjunction with executing the Credit Agreement, previously capitalized lender fees and other issuance costs relating to the Amended 2016 Credit Agreement and incurred in prior periods totaling $1.1 million were also expensed to loss on debt refinancing or modification on the Condensed Consolidated Statements of Operations.

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands)	September 28, 2024	September 30, 2023
Term loans, net of deferred financing costs of $1,256 and $1,456, respectively	$94,994	$130,344
Less: Current portion of long-term debt	5,000	19,800
Long-term debt, net of current portion	$89,994	$110,544

Term loan borrowings are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At September 28, 2024 and September 30, 2023, $96.3 million and $131.8 million, respectively, were outstanding on the term loans.

At September 28, 2024 and September 30, 2023, the stated interest rates on the term loans were 6.9% and 10.0%, respectively. At September 28, 2024 and September 30, 2023, the weighted-average annual effective interest rates for the term loans were 8.2% and 10.9%, respectively, which included amortization of the deferred debt issuance costs.

There were no borrowings outstanding on the Revolving Credit Facility at September 28, 2024. Additionally, there were $6.7 million of Letters of Credit outstanding on September 28, 2024, providing the Company the ability to borrow $143.3 million on the revolving line of credit.

Interest expense on all indebtedness for fiscal 2024, fiscal 2023 and fiscal 2022 was $10.6 million, $18.0 million, and $14.7 million, respectively.

The schedule of remaining principal maturities for the term loans is as follows at September 28, 2024:

(in thousands)
Fiscal Year	Principal Payments
2025	$5,000
2026	5,000
2027	5,000
2028	5,000
2029	5,000
Thereafter	71,250
Total remaining principal payments	$96,250

9. Income Taxes

The components of income tax (expense) benefit were as follows for the fiscal years presented:

(in thousands)	2024	2023	2022
Current tax provision:
Federal	$(30,188)	$(645)	$380
State	(4,447)	(243)	—
Foreign	(267)	—	—
Total current tax (expense) benefit	$(34,902)	$(888)	$380
Deferred tax provision:
Federal	$2,046	$(6,230)	$10,862
State	(372)	(1,835)	209
Total deferred tax benefit (expense)	1,674	(8,065)	11,071
Income tax (expense) benefit	$(33,228)	$(8,953)	$11,451

At September 28, 2024, the Company had $8.0 million (tax effected) in total state tax attributes, primarily comprised of $6.7 million (tax effected) in state tax credit carryforwards and $0.6 million (tax effected) in state net operating loss ("NOL") carryforwards. The Company maintains a partial valuation allowance on these state tax attributes. Specifically, the Company estimates that approximately $5.3 million (tax effected) of state tax credit carryforwards will expire unused between 2025 and 2032 and approximately $0.5 million (tax effected) of state NOL carryforwards will expire unused between 2028 and 2033.

At September 28, 2024, the Company had no federal NOL carryforwards.

The effective tax rates for fiscal 2024, fiscal 2023 and fiscal 2022 were 26.2%, 34.7% and 21.6%, respectively.

The effective tax rate for fiscal 2024 differed from the statutory federal income tax rate of 21.0%. The increase in the effective tax rate to 26.2% was primarily due to the impacts of state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items.

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

A reconciliation between the reported income tax (expense) benefit and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2024	2023	2022
Federal tax (expense) benefit at statutory rate	$(26,594)	$(5,419)	$11,141
(Increase) reduction in income tax expense resulting from:
State taxes, net	(4,808)	(1,700)	2,240
Change in uncertain tax positions	—	240	395
Share-based compensation	(675)	(95)	(513)
Permanent items	(700)	(1,582)	(31)
Valuation allowance	(17)	(319)	(2,050)
Tax credits	273	330	285
Return to accrual adjustments	4	3	(212)
Investor tax on non-consolidated affiliate income	(700)	(404)	231
Other	(11)	(7)	(35)
Income tax (expense) benefit	$(33,228)	$(8,953)	$11,451

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

(in thousands)	2024	2023	2022
Balance, beginning of year	$—	$110	$370
Additions for tax positions of prior years	—	—	—
Lapses of applicable statute of limitations	—	(110)	(260)
Balance, end of year	$—	$—	$110

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest and penalties at September 28, 2024 or September 30, 2023.

The Company is subject to taxation mostly in the U.S. and various state jurisdictions. At September 28, 2024, tax years prior to 2020 are generally no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax liabilities at the dates indicated:

(in thousands)	September 28, 2024	September 30, 2023
Deferred tax liabilities
Property, plant and equipment	$(9,894)	$(10,880)
Other intangible assets	(10,679)	(11,167)
Investor tax on non-consolidated affiliate income	(1,261)	(866)
Other	(566)	—
Total deferred tax liabilities	$(22,400)	$(22,913)
Deferred tax assets
NOL carryforward	$731	$1,168
Accrued expenses	8,017	5,586
Compensation	2,257	2,839
Interest limitation carryforward	—	5,235
Inventories	812	743
Capitalized research & development	5,035	3,052
Unearned income	4,301	3,096
Tax credits	6,702	6,685
Total deferred tax assets	$27,855	$28,404
Less: valuation allowance	(5,839)	(5,822)
Deferred tax assets less valuation allowance	$22,016	$22,582
Net deferred tax liabilities	$(384)	$(331)

10. Guarantees, Commitments and Contingencies

Litigation

At September 28, 2024, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore, management believes that the resolution of environmental matters will not have a material adverse effect on the Company’s financial statements. Our environmental liability, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.5 million and $0.3 million at September 28, 2024 and September 30, 2023, respectively. Cash flows over the next five years are expected to be immaterial each year, with no material difference between total cash flows and our accrued balance.

Lease Commitments
We have operating leases for office and warehouse space and finance leases for equipment. Our leases have remaining lease terms ranging from 0.2 years to 5.7 years with the option to extend certain leases for up to 1 year.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Years Ended
Lease cost	Classification	2024	2023
Operating leases	Selling, general and administrative expenses	$2,031	$2,188
Finance leases
Amortization of lease assets	Cost of goods sold	702	702
Interest on lease liabilities	Interest expense	40	60
Short-term leases (1)	Cost of goods sold or selling, general and administrative expenses	1,720	1,993
Total lease cost		$4,493	$4,943

(1) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Classification depends on the purpose of the underlying lease.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	September 28, 2024	September 30, 2023
Assets
Operating	Property, plant and equipment	$4,353	$4,298
Finance (1)	Finance lease right-of-use	332	1,034
Total lease assets		$4,685	$5,332

Liabilities
Current
Operating	Other current liabilities	$1,873	$1,593
Finance	Finance lease obligations	975	583
Long-term
Operating	Other liabilities	2,971	3,608
Finance	Finance lease obligations	6	987
Total lease liabilities		$5,825	$6,771

(1) Net of accumulated amortization of $3.2 million and $2.5 million, respectively.
The financing and operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	September 28, 2024
Fiscal Years Ended	Operating	Finance	Total
2025	$2,149	$994	$3,143
2026	1,852	—	1,852
2027	866	—	866
2028	301	—	301
2029	184	—	184
Thereafter	65	—	65
Total future minimum lease payments	5,417	994	6,411
Less: imputed interest	573	13	586
Total lease liabilities	$4,844	$981	$5,825

Lease terms and discount rates are presented in the following table:

	September 28, 2024
	Operating	Finance
Weighted average remaining lease term	2.8	0.5
Weighted average discount rate	6.0%	3.2%

Supplemental cash flow information is presented in the following table:

	Fiscal Years Ended
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$2,442	$2,688
Operating cash flows - finance leases	40	60
Financing cash flows - finance leases	589	570
Right-of-use assets exchanged for lease liabilities
Operating leases	$1,682	$626

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments is expected to be as follows:

(in thousands)
Fiscal Years Ended	Amount
2025	$134,121
2026	1,953
Total purchase commitments	$136,074

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

Net sales

(in thousands)	2024	2023	2022
Bus (1)	$1,242,885	$1,034,625	$723,505
Parts (1)	104,269	98,168	77,132
Segment net sales	$1,347,154	$1,132,793	$800,637

(1) Parts segment revenue includes $9.3 million, $5.6 million, and $3.9 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit

(in thousands)	2024	2023	2022
Bus	$203,791	$91,003	$5,065
Parts	52,365	47,847	31,481
Segment gross profit	$256,156	$138,850	$36,546

The following table is a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the fiscal years presented:

(in thousands)	2024	2023	2022
Segment gross profit	$256,156	$138,850	$36,546
Adjustments:
Selling, general and administrative expenses	(116,825)	(87,193)	(77,246)
Interest expense	(10,579)	(18,012)	(14,675)
Interest income	4,136	1,004	9
Other (expense) income, net	(4,394)	(8,307)	2,947
Loss on debt refinancing or modification	(1,558)	(537)	(632)
Income (loss) before income taxes	$126,936	$25,805	$(53,051)

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2024	2023	2022
United States	$1,199,527	$1,048,279	726,227
Canada	146,609	78,907	69,683
Rest of world	1,018	5,607	4,727
Total net sales	$1,347,154	$1,132,793	800,637

12. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2024	2023	2022
Diesel buses	$461,222	$341,969	$276,395
Alternative powered buses (1)	726,083	648,900	407,599
Other (2)	58,074	46,246	41,858
Parts	101,775	95,678	74,785
Net sales	$1,347,154	$1,132,793	$800,637

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG"), or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

13. Stockholders’ (Deficit) Equity

Sale of Common Stock

On December 15, 2021, the Company issued and sold through a private placement an aggregate 4,687,500 shares of its common stock at $16.00 per share (“Private Placement”) to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (collectively, “Coliseum”), with net proceeds of $74.8 million. Subsequent to the sale, Coliseum owned an approximate 15% equity interest in the Company. During the second half of fiscal 2023, Coliseum sold all of its shares of common stock purchased through the Private Placement (see Note 19, Stockholder Transaction Costs, for further information).

Share Repurchase Program and Common Stock Retirement

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In the latter part of August and first half of September 2024, the Company repurchased 201,818 shares of its common stock for $9.9 million, pursuant to the share repurchase plan. No such repurchases were made in fiscal 2023. The total remaining authorization for future common stock repurchases under the Company's share repurchase program was $50.1 million as of September 28, 2024.

In mid-September 2024, the Company constructively retired the shares of common stock it had recently repurchased by recording the $9.9 million paid in excess of the $0.0001 par value of each share as a reduction in retained earnings. Later that same month, the Company retired the shares of common stock that had previously been reflected as treasury stock within its historical consolidated financial statements by recording the amount paid in excess of the $0.0001 par value of each share as a $39.9 million reduction in retained earnings, which reduced the value in this account to zero, with the remaining $10.4 million recorded as a reduction in additional paid-in capital.

14. Earnings (Loss) Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2024	2023	2022
Numerator:
Net income (loss)	$105,547	$23,812	$(45,759)

Basic earnings (loss) per share:
Weighted average common shares outstanding	32,270,711	32,071,940	31,020,399
Basic earnings (loss) per share	$3.27	$0.74	$(1.48)

Diluted earnings (loss) per share (1):
Weighted average common shares outstanding	32,270,711	32,071,940	31,020,399
Weighted average dilutive securities, restricted stock	407,773	166,720	—
Weighted average dilutive securities, stock options	283,061	19,992	—
Weighted average dilutive securities, warrants	387,676	—	—
Weighted average shares and dilutive potential common shares	33,349,221	32,258,652	31,020,399
Diluted earnings (loss) per share	$3.16	$0.74	$(1.48)

(1) There were no potentially dilutive securities for fiscal 2024 while potentially dilutive securities representing 0.7 million and 0.5 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2023 and fiscal 2022, respectively, as their effect would have been anti-dilutive.

Because of the timing of the share repurchases discussed in Note 13 above, they had no material impact on earnings per share for fiscal 2024.

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

Beginning in fiscal 2024, the Compensation Committee decided that all new annual stock awards issued in accordance with the terms of the Plan would be RSUs.

We expense any award with graded-vesting features using a straight-line attribution method and account for forfeitures in recording share-based compensation expense as they occur.

RSU Awards

The following table summarizes the Company's RSU activity for the fiscal year presented:

	2024
RSU Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	584,063	$22.99
Granted	209,708	21.35
Vested	(93,766)	15.96
Forfeited	(64,357)	23.19
Balance, end of year	635,648	23.07

The weighted-average grant date fair value of RSU awards granted in fiscal 2023 and fiscal 2022 was $23.41 and $17.35, respectively.

Compensation expense for RSU awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $7.2 million, $3.2 million, and $2.6 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively, with associated tax benefits of $1.8 million, $0.8 million, and $0.7 million, respectively. At September 28, 2024, unrecognized compensation cost related to RSU awards totaled $6.1 million and is expected to be recognized over a weighted-average period of 0.9 years.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2024
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	640,353	$16.38
Granted	63,300	14.45
Exercised (1)	(248,015)	16.27
Expired	(4,442)	15.62
Forfeited	(15,769)	13.62
Outstanding options, end of year (2)	435,427	$16.27
Fully vested and exercisable options, end of year (3)	278,678	$17.58

(1) Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $6.2 million.
(2) Stock options outstanding at the end of the fiscal year had $14.0 million intrinsic value.
(3) Fully vested and exercisable options at the end of the fiscal year had $8.6 million intrinsic value.

The total aggregate intrinsic value of stock options exercised during fiscal 2023 and fiscal 2022 was $0.3 million and less than $0.1 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $1.2 million, $0.8 million, and $0.9 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively, with associated tax benefits of $0.3 million, $0.2 million, and $0.2 million, respectively. At September 28, 2024, unrecognized compensation cost related to stock option awards totaled $0.5 million and is expected to be recognized over a weighted-average period of 0.7 years.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2024	2023	2022
Expected volatility	62%	51%	46%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.24%	3.78%	1.30%
Expected term (in years)	4.5 - 5.0	4.5 - 6.0	4.5 - 6.0
Weighted-average grant-date fair value	$16.30	$6.17	$7.04

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

The Company made no contributions to the Defined Benefit Plan during fiscal 2024 and made $1.1 million of contributions in fiscal 2023. For fiscal 2024 and fiscal 2023, benefits paid were $8.8 million and $13.2 million, respectively. The fiscal 2023 benefit payments included $5.2 million paid to certain participants who met certain specified criteria (including that they were former employees of the Company who earned enough service to qualify for pension benefits under the terms of the Defined Benefit Plan while they were employed but were not otherwise receiving retirement payments on the date that the benefits were paid) and elected to receive a single lump-sum payment in lieu of future retirement payments, with no similar payments made in fiscal 2024. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $113.6 million and $108.4 million at September 28, 2024 and September 30, 2023, respectively.

The reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated is presented in the following table:

	Benefit Obligation
(in thousands)	2024	2023
Projected benefit obligation balance, beginning of year	$108,393	$122,571
Interest cost	5,936	6,035
Actuarial loss (gain) (1)	8,091	(7,038)
Benefits paid	(8,786)	(13,175)
Projected benefit obligations balance, end of year	$113,634	$108,393

(1) Includes assumption changes, as applicable, resulting from (i) changes in the utilized discount rate to value the future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2024	2023
Fair value of plan assets, beginning of year	$105,989	$106,547
Actual return on plan assets	21,080	11,504
Employer contribution	—	1,113
Benefits paid	(8,786)	(13,175)
Fair value of plan assets, end of year	$118,283	$105,989

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net asset (liability) information of the Defined Benefit Plan at the dates indicated. The net pension asset or liability is reflected in long-term assets or liabilities, respectively, on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	September 28, 2024	September 30, 2023
Benefit obligation	$113,634	$108,393
Fair value of plan assets	118,283	105,989
Funded status	4,649	(2,404)
Net pension asset (liability) recognized	$4,649	$(2,404)
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

The Defined Benefit Plan assets are comprised of various investment funds, which are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under the provisions of ASC 820, Fair Value Measurements (“ASC 820”). During fiscal 2024 and fiscal 2023, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2024.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
September 28, 2024
Assets:
Equity securities	$—	$77,817	$—	$77,817
Debt securities	—	40,466	—	40,466
Total assets at fair value	$—	$118,283	$—	$118,283

September 30, 2023
Assets:
Equity securities	$—	$60,055	$—	$60,055
Debt securities	—	45,934	—	45,934
Total assets at fair value	$—	$105,989	$—	$105,989

The following table represents net periodic benefit expense (income) and changes in plan assets and benefit obligations recognized in other comprehensive income, before tax effect, for the fiscal years presented:

(in thousands)	2024	2023	2022
Interest cost	$5,936	$6,035	$4,368
Expected return on plan assets	(6,481)	(6,518)	(8,491)
Amortization of net loss	687	1,195	1,163
Net periodic benefit expense (income)	$142	$712	$(2,960)
Net gain	$(6,507)	$(12,024)	$(2,605)
Amortization of net loss	(687)	(1,195)	(1,163)
Total recognized in other comprehensive income	$(7,194)	$(13,219)	$(3,768)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$(7,052)	$(12,507)	$(6,728)

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.3 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

The following actuarial assumptions were used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	September 28, 2024	September 30, 2023
Discount rate	4.80%	5.70%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	September 28, 2024	September 30, 2023
Discount rate	5.70%	5.10%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

The benchmark for the discount rates is an estimate of the single equivalent discount rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated are as follows:

	September 28, 2024	September 30, 2023
Equity securities	66%	57%
Debt securities	34%	43%
Total securities	100%	100%

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

The Company expects to make $0.8 million of contributions to its Defined Benefit Plan in fiscal 2025 in accordance with required IRS minimums. The following benefit payments are expected to be paid out of the Company's pension assets to the plan participants in the fiscal years indicated:

(in thousands)	Expected Payments
2025	$8,676
2026	8,701
2027	8,682
2028	8,624
2029	8,547
2030 - 2034	40,614
Total expected future benefit payments	$83,844

Defined Contribution Plan

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company offered a 50% match on the first 6% of the employee’s contributions. However, due to the impacts of supply chain constraints on the Company's operations and cash flows, the Company temporarily paused this match from August 2022 through December 2022. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $2.3 million, $1.3 million and $1.6 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for fiscal 2024, fiscal 2023, and fiscal 2022, was $13.7 million, $15.3 million, and $13.6 million, respectively.

Employee Compensation Plans

The MIP compensates certain salaried employees and is derived based upon the "Adjusted EBITDA" (earnings before interest, taxes, depreciation, and amortization, as adjusted) and "Free Cash Flow" metrics, as and when applicable. There was $17.4 million in MIP bonus liabilities included in accrued expenses on the Consolidated Balance Sheets at September 28, 2024 and $8.3 million at September 30, 2023.

17. Equity Investment in Affiliate(s)

Micro Bird Holdings, Inc.

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird.

The Company holds a 50% equity interest in Micro Bird, utilizing the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received. At September 28, 2024 and September 30, 2023, the carrying value of the Company's investment in Micro Bird was $24.4 million and $17.6 million, respectively. During fiscal 2024, Micro Bird paid each venture partner $5.3 million in dividends. No dividends were paid by Micro Bird in fiscal 2023.

In recognizing the Company’s 50% portion of Micro Bird net income or loss, the Company recorded $12.1 million, $7.0 million, and $(4.2) million in equity in net income (loss) of non-consolidated affiliate(s) for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Micro Bird's summarized balance sheet information at its September 30 year end is as follows (denominated in U.S. Dollars):

	Balance Sheet
(in thousands)	2024	2023
Current assets	$100,974	$72,232
Non-current assets	25,097	21,220
Total assets	$126,071	$93,452
Current liabilities	86,788	64,230
Non-current liabilities	1,201	2,359
Total liabilities	$87,989	$66,589
Net assets	$38,082	$26,863

Micro Bird's summarized financial results for its three fiscal years ended September 30 are as follows (denominated in U.S. Dollars):

	Income Statement
(in thousands)	2024	2023	2022
Revenues	$280,943	$203,086	$128,343
Gross profit	54,599	35,453	2,071
Operating income (loss)	32,075	18,310	(10,453)
Net income (loss)	21,726	13,244	(8,924)
Clean Bus Solutions, LLC

On December 7, 2023, the Company, through its wholly owned subsidiary, BBBC, and GC Mobility Investments I, LLC, a wholly owned subsidiary of Generate Capital, PBC (“Generate Capital”), a sustainable investment company focusing on clean energy, transportation, water, waste, agriculture, smart cities and industrial decarbonization, executed a definitive agreement (“Joint Venture Agreement”) establishing a joint venture, Clean Bus Solutions, LLC, to provide a fleet-as-a-service ("FaaS") offering using electric school buses manufactured and sold by the Company (“CBS”). The service will be offered to qualified customers of the Company. Through CBS, the Company will provide its end customers with turnkey electrification solutions, including a wide product range consisting of, among others, electric school buses, financing of electric buses and supporting charging infrastructure, project planning and management, and fleet optimization.

The Company and Generate Capital will initially have an equal common ownership interest in CBS, and will initially jointly share management responsibility and control, with each party having certain customary consent and approval rights and control triggers. The parties have each agreed to contribute up to $10.0 million to CBS, as agreed from time to time, for common interests to fund administrative expenses, and up to an additional $100.0 million of capital in the form of preferred interests to fund the purchase, delivery, installation, operation and maintenance of FaaS projects, inclusive of Blue Bird electric school buses and associated charging infrastructure. Of this amount, the Company has committed to provide up to $20.0 million and Generate Capital has committed to provide up to $80.0 million, with the Company’s aggregate commitment in any one year not to exceed $10.0 million without its consent.

In accordance with the terms of the Joint Venture Agreement, the Company will promote CBS as its preferred FaaS offering for electric school buses and has agreed to not participate as a joint venture partner in any other similar FaaS offering for electric school buses, except as an original equipment manufacturer of buses. The Company’s obligations do not prevent or limit any activities of its dealers.

CBS has a perpetual duration subject to the right of either party to terminate early upon the occurrence of certain events of default or the failure to achieve certain milestones set forth in the terms of the Joint Venture Agreement.

The Company utilizes the equity method of accounting in recording its interest in CBS as it does not have control to direct the activities that most significantly impact CBS' financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received.

In connection with the execution of the Joint Venture Agreement, the Company granted Generate Capital warrants to purchase an aggregate of 1,000,000 shares of Company common stock at an exercise price of $25.00 per share during a five-year exercise period (“Warrants”). Two-thirds of the Warrants were immediately exercisable while the remaining Warrants became exercisable upon Generate Capital satisfying certain funding conditions during our fiscal 2024. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of a recapitalization, stock dividend or similar event.

The Company recorded the $7.4 million fair value of the Warrants upon issuance as permanent equity within additional paid-in capital on the Consolidated Balance Sheets and is not required to subsequently record changes in fair value as long as the Warrants continue to be classified within stockholders' equity. Additionally, since the Warrants were provided in exchange for an investment in CBS, the Company recorded the cost of its investment based on the fair value of the Warrants upon issuance, which increased the balance of equity investment in affiliate(s) on the Consolidated Balance Sheets by a corresponding $7.4 million.

During fiscal 2024, the Company also made a $0.6 million contribution to CBS, which was recorded to equity investment in affiliate(s). CBS paid no dividends during fiscal 2024. In recognizing the Company’s proportionate percentage of CBS' net income or loss, the Company recorded $(0.3) million in equity in net income (loss) of non-consolidated affiliate(s) for fiscal 2024. At September 28, 2024, the carrying value of the Company's investment in CBS was $7.7 million.

18. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss (“AOCL”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Total AOCL
Balance, October 2, 2021	$(44,794)	$(44,794)
Other comprehensive loss, gross	2,605	2,605
Amounts reclassified and included in earnings	1,163	1,163
Total before taxes	3,768	3,768
Income taxes	(904)	(904)
Balance, October 1, 2022	$(41,930)	$(41,930)
Other comprehensive income, gross	12,024	12,024
Amounts reclassified and included in earnings	1,195	1,195
Total before taxes	13,219	13,219
Income taxes	(3,173)	(3,173)
Balance, September 30, 2023	$(31,884)	$(31,884)
Other comprehensive income, gross	6,507	6,507
Amounts reclassified and included in earnings	687	687
Total before taxes	7,194	7,194
Income taxes	(1,726)	(1,726)
Balance, September 28, 2024	$(26,416)	$(26,416)

19. Stockholder Transaction Costs

On June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC and Coliseum ("2023 Selling Stockholders"), pursuant to which the 2023 Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share. On September 11, 2023, the Company entered into another underwriting agreement with Barclays Capital, Inc. and the 2023 Selling Stockholders, pursuant to which the 2023 Selling Stockholders agreed to sell 2,500,000 shares of common stock, at purchase price of $21.00 per share (collectively, the "2023 Offerings").

The 2023 Offerings were conducted pursuant to prospectus supplements, dated June 7, 2023 and September 11, 2023, respectively, to the prospectus, dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021 (the "December 2021 Prospectus"). The 2023 Offerings closed on June 12, 2023 and September 14, 2023, respectively.

On December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("2024 Selling Stockholder"), pursuant to which the 2024 Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share. On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and the 2024 Selling Stockholder, pursuant to which the 2024 Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share (collectively, the “2024 Offerings”).

The 2024 Offerings were conducted pursuant to prospectus supplements, dated December 14, 2023 and February 15, 2024, respectively, to the December 2021 Prospectus. The 2024 Offerings closed on December 19, 2023 and February 21, 2024, respectively.

Although the Company did not sell any shares or receive any proceeds from the 2024 Offerings or 2023 Offerings, it was required to pay certain expenses in connection with these transactions that totaled approximately $3.2 million and $7.4 million during fiscal 2024 and fiscal 2023, respectively. These expenses are included within other (expense) income, net on the Consolidated Statements of Operations.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 28, 2024 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 28, 2024.

Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting as of September 28, 2024, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)    Not applicable

(b)    Insider Trading Arrangements

On September 13, 2024, Philip Horlock, the Company's President and Chief Executive Officer and member of the Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 100,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Horlock may sell shares beginning December 16, 2024 and ending September 13, 2025.

During the fourth quarter of fiscal 2024, the previously disclosed Rule 10b5-1 trading plan for Razvan Radulescu, the Company's Chief Financial Officer, expired in accordance with its terms as all shares covered under such plan have been sold. On August 12, 2024, Mr. Radulescu entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 46,171 shares of the Company's Common Stock. Pursuant to this plan, Mr. Radulescu may sell shares beginning December 17, 2024 and ending August 30, 2025.

No other directors or officers of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2025. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Election of Directors,” “Information Concerning Management,” “Corporate Governance and Board Matters,” and "Delinquent Section 16(a) Reports" contained in the Proxy Statement.

Item 11. Executive Compensation

The information responsive to this item is incorporated by reference from the section entitled “Director and Executive Compensation” and related sections "Compensation Discussion and Analysis," "Fiscal 2024 Director Compensation," and "Named Executive Officer Compensation" contained in the Proxy Statement.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 28, 2024 and September 30, 2023

Consolidated Statements of Operations for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022

Consolidated Statements of Stockholders' (Deficit) Equity for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022

Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022

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

4.2    Credit Agreement, dated as of November 17, 2023, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 20, 2023).

4.3    Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of December 7, 2023, by and among Blue Bird Corporation and Generate Capital, PBC (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on February 7, 2024).

4.4    Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of December 7, 2023, by and among Blue Bird Corporation and Generate Capital, PBC (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on February 7, 2024).

4.5*    Description of the registrant's securities.

10.1†    Blue Bird Corporation Amended and Restated 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) (incorporated by reference to Appendix A to the registrant’s definitive Proxy Statement, as filed on January 27, 2020).

10.2†    Form of grant agreement for incentive stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.3†    Form of grant agreement for non-qualified stock options granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.4†    Form of grant agreement for restricted stock granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.5†    Form of grant agreement for restricted stock units granted under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.6†    Revised form of grant agreement for non-qualified stock options granted under the registrant's Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2019).

10.7†    Revised form of grant agreement for restricted stock units granted under the registrant's Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed by the registrant on December 12, 2019).

10.8    Form of indemnity agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed by the registrant on March 2, 2015).

10.9†    Form of Restricted Stock Unit Grant Agreement for directors under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A filed by the registrant on August 18, 2015).

10.10    Credit Agreement dated as of December 12, 2016 by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries and affiliates and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank and Regions Bank, as Co-Syndication Agent, and the other lenders party thereto, together with certain exhibits (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 15, 2016).

10.11    First Amendment to Credit Agreement, dated as of September 13, 2018, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed by the Company on September 13, 2018).

10.12    Second Amendment to Credit Agreement, dated as of May 7, 2020, by and among Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2020).

10.13    Third Amendment to Credit Agreement, dated as of December 4, 2020, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on December 9, 2020).

10.14    Fourth Amendment to Credit Agreement, dated as of November 24, 2021, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank, as Co-Syndication Agent and an Issuing Bank, and Regions Bank, as Co-Syndication Agent, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 29, 2021).

10.15    Fifth Amendment and Limited Waiver to Credit Agreement, dated as of September 2, 2022, by and among the Blue Bird Corporation, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, and Bank of Montreal, as Administrative Agent and an Issuing Bank, Fifth Third Bank and Truist Bank, each an Issuing Bank, and certain other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2022).

10.16    Sixth Amendment to Credit Agreement, dated as of November 21, 2022, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 28, 2022).

10.17†    Revised form of grant agreement for non-qualified stock options granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.18†     Revised form of grant agreement for restricted stock units granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.19    Credit Agreement, dated as of November 17, 2023, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 20, 2023).

10.20    Limited Liability Company Agreement of Clean Bus Solutions, LLC, dated as of December 7, 2023, by and among Blue Bird Body Company, Clean Bus Solutions, LLC, and GC Mobility Investments I, LLC (portions of the exhibit have been omitted) (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on February 7, 2024).

10.21    Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of December 7, 2023, by and among Blue Bird Corporation and Generate Capital, PBC (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on February 7, 2024).

10.22    Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of December 7, 2023, by and among Blue Bird Corporation and Generate Capital, PBC (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on February 7, 2024).

10.23†    Change in Control Plan, effective as of January 25, 2024 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.24†    Omnibus Amendment to Outstanding Stock Option and Restricted Stock Unit Awards Under the Amended and Restated Blue Bird Corporation 2015 Omnibus Equity Incentive Plan, effective as of January 25, 2024 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.25†    Employment Agreement effective May 15, 2023, between Phil Horlock and Blue Bird Corporation (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.26†    Employment Agreement effective July 1, 2023, between Britton Smith and Blue Bird Corporation (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.27†    Employment Agreement effective October 1, 2023, between Razvan Radulescu and Blue Bird Corporation (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.28†    Employment Agreement effective October 1, 2023, between Ted Scartz and Blue Bird Corporation (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.29*    Amended and Restated Limited Liability Company Agreement of Clean Bus Solutions, LLC, dated as of August 8, 2024, by and among Blue Bird Body Company, Clean Bus Solutions, LLC, and GC Mobility Investments I, LLC (portions of the exhibit have been omitted)

10.30†*    Separation and Release Agreement effective September 28, 2024, between Britton Smith, Blue Bird Corporation, and Blue Bird Body Company.

10.31†*    Separation and Release Agreement ADEA/OWPA effective September 28, 2024, between Britton Smith, Blue Bird Corporation, and Blue Bird Body Company.

19.1    Registrant's Insider Trading Policy and Guidelines for Rule 10b5-1 Plans (incorporated by reference to Exhibit 19.1 to the registrant's Annual Report on Form 10-K filed by the registrant on December 11, 2023).

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

97.1    Registrant's Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the registrant's Annual Report on Form 10-K filed by the registrant on December 11, 2023).

101*    The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders' (Deficit) Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.

(c)   Not applicable.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
October 1, 2022	$100	$—	$—	$100
September 30, 2023	100	—	—	100
September 28, 2024	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
October 1, 2022	$3,453	$2,050	$—	$5,503
September 30, 2023	5,503	319	—	5,822
September 28, 2024	5,822	17	—	5,839

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Bird Corporation

Dated:	November 25, 2024	By:	/s/ Philip Horlock
Philip Horlock
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Philip Horlock	President, Chief Executive Officer and Director
Philip Horlock	(Principal Executive Officer)	November 25, 2024

/s/ Razvan Radulescu	Chief Financial Officer
Razvan Radulescu	(Principal Financial and Accounting Officer)	November 25, 2024

/s/ Mark Blaufuss
Mark Blaufuss	Director	November 25, 2024

/s/ Julie A. Fream
Julie A. Fream	Director	November 25, 2024

/s/ Douglas Grimm
Douglas Grimm	Director	November 25, 2024

/s/ Edward T. Hightower
Edward T. Hightower	Director	November 25, 2024

/s/ Simon J. Newman
Simon J. Newman	Director	November 25, 2024

/s/ Kevin Penn
Kevin Penn	Director	November 25, 2024

/s/ Dan Thau
Dan Thau	Director	November 25, 2024