Form 10-Q
period 2024-12-28
Blue Bird Corp
filed 2025-02-05
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

At January 31, 2025, 32,111,078 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	December 28, 2024	September 28, 2024
Assets
Current assets
Cash and cash equivalents	$136,119	$127,687
Accounts receivable, net	13,996	59,099
Inventories	163,120	127,798
Other current assets	17,623	8,795
Total current assets	$330,858	$323,379
Property, plant and equipment, net	$98,384	$97,322
Goodwill	18,825	18,825
Intangible assets, net	43,087	43,554
Equity investment in affiliates	34,393	32,089
Deferred tax assets	2,112	2,399
Finance lease right-of-use assets	156	332
Pension	5,156	4,649
Other assets	2,251	2,345
Total assets	$535,222	$524,894
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$137,757	$143,156
Warranty	7,059	7,166
Accrued expenses	46,738	55,775
Deferred warranty income	9,907	9,421
Finance lease obligations	436	975
Other current liabilities	22,530	14,480
Current portion of long-term debt	5,000	5,000
Total current liabilities	$229,427	$235,973
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	88,828	89,994
Warranty	9,068	9,013
Deferred warranty income	19,652	18,541
Deferred tax liabilities	368	2,783
Finance lease obligations	6	6
Other liabilities	8,168	9,020
Total long-term liabilities	$126,090	$129,357
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at December 28, 2024 and September 28, 2024	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 32,111,078 and 32,268,022 shares issued and outstanding at December 28, 2024 and September 28, 2024, respectively	3	3
Additional paid-in capital	187,379	185,977
Retained earnings	18,686	—
Accumulated other comprehensive loss	(26,363)	(26,416)
Total stockholders' equity	$179,705	$159,564
Total liabilities and stockholders' equity	$535,222	$524,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	December 28, 2024	December 30, 2023
Net sales	$313,872	$317,660
Cost of goods sold	253,555	254,102
Gross profit	$60,317	$63,558
Operating expenses
Selling, general and administrative expenses	27,275	25,602
Operating profit	$33,042	$37,956
Interest expense	(1,915)	(3,631)
Interest income	1,568	1,088
Other income (expense), net	2,916	(1,221)
Loss on debt refinancing	—	(1,558)
Income before income taxes	$35,611	$32,634
Income tax expense	(8,693)	(8,446)
Equity in net income of non-consolidated affiliates	1,804	1,962
Net income	$28,722	$26,150

Earnings per share:
Basic weighted average shares outstanding	32,227,723	32,170,779
Diluted weighted average shares outstanding	33,360,940	32,429,127
Basic earnings per share	$0.89	$0.81
Diluted earnings per share	$0.86	$0.81
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Net income	$28,722	$26,150
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	53	131
Total other comprehensive income	$53	$131
Comprehensive income	$28,775	$26,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Cash flows from operating activities
Net income	$28,722	$26,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,856	3,618
Non-cash interest expense	84	132
Share-based compensation expense	2,506	2,051
Equity in net income of non-consolidated affiliates	(1,804)	(1,962)
Dividend from equity investment in affiliates	—	2,991
Loss on disposal of fixed assets	20	4
Deferred income tax expense	(2,145)	1,143
Amortization of deferred actuarial pension losses	70	172
Loss on debt refinancing	—	1,558
Changes in assets and liabilities:
Accounts receivable	45,103	1,467
Inventories	(35,322)	(7,171)
Other assets	(9,241)	(3,095)
Accounts payable	(5,473)	(23,103)
Accrued expenses, pension and other liabilities	34	(3,738)
Total adjustments	$(2,312)	$(25,933)
Total cash provided by operating activities	$26,410	$217
Cash flows from investing activities
Cash paid for fixed assets	$(4,594)	$(2,904)
Equity investment in affiliates (Note 12)	(500)	—
Total cash used in investing activities	$(5,094)	$(2,904)
Cash flows from financing activities
Revolving credit facility borrowings	$—	$36,220
Term loan borrowings	—	100,000
Term loan repayments	(1,250)	(131,800)
Principal payments on finance leases	(538)	(145)
Cash paid for debt costs	—	(3,128)
Repurchase of common stock in connection with repurchase program (Note 13)	(10,036)	—
Repurchase of common stock in connection with stock award exercises	(1,445)	(301)
Cash received from stock option exercises	385	149
Total cash (used in) provided by financing activities	$(12,884)	$995
Change in cash and cash equivalents	8,432	(1,692)
Cash and cash equivalents at beginning of period	127,687	78,988
Cash and cash equivalents at end of period	$136,119	$77,296

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$2,368	$2,895
Interest received	(1,436)	(1,088)
Income tax paid, net of tax refunds	80	2
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$1,940	$953
Warrants issued for equity investment in affiliate	—	7,416
Right-of-use assets obtained in exchange for operating lease obligations	—	1,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shares	Amount	Total Stockholders' Equity
Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564
Restricted stock activity	57,420	—	(1,445)	—	—	—	—	—	—	(1,445)
Stock option activity	29,086	—	385	—	—	—	—	—	—	385
Share-based compensation expense	—	—	2,462	—	—	—	—	—	—	2,462
Share repurchases (Note 13)	(243,450)	—	—	—	—	—	(10,036)	—	—	(10,036)
Net income	—	—	—	—	—	—	28,722	—	—	28,722
Other comprehensive income, net of tax	—	—	—	—	—	53	—	—	—	53
Balance, December 28, 2024	32,111,078	$3	$187,379	—	$—	$(26,363)	$18,686	—	$—	$179,705

Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	22,115	—	(301)	—	—	—	—	—	—	(301)
Stock option activity	11,252	—	149	—	—	—	—	—	—	149
Share-based compensation expense	—	—	2,034	—	—	—	—	—	—	2,034
Net income	—	—	—	—	—	—	26,150	—	—	26,150
Other comprehensive income, net of tax	—	—	—	—	—	131	—	—	—	131
Balance, December 30, 2023	32,198,592	$3	$187,159	—	$—	$(31,753)	$(29,550)	1,782,568	$(50,282)	$75,577

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 27, 2025 ("fiscal 2025") and ended September 28, 2024 ("fiscal 2024") consist or consisted of 52 weeks. The first quarters of fiscal 2025 and fiscal 2024 both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of September 28, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes as of and for the fiscal year ended September 28, 2024 as set forth in the Company's fiscal 2024 Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 25, 2024.

Impacts of Supply Chain Constraints on Our Business

The global automotive industry supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further exacerbated by additional stress resulting from Russia’s invasion of Ukraine in February 2022 continued to impact our business and operations during the first quarters of fiscal 2024 and 2025. Specifically, they continued to result in higher purchasing costs, including freight costs incurred to deliver critical components, to procure the raw materials inventory needed to produce buses to fulfill sales orders. Additionally, there were still occasional shortages of certain critical components that limited the number and/or mix of school buses that we could produce and sell. Nonetheless, ongoing improvements in manufacturing operations that have resulted in the consistent production of buses, when coupled with periodic pricing actions taken to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce buses, have resulted in the Company reporting gross profit and gross margin in the first quarters of fiscal 2025 and 2024 that exceeded those reported in pre-pandemic fiscal years.

Significant uncertainty still exists concerning the magnitude and duration of the ongoing supply chain constraints and accordingly, precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 28, 2024.

Recently Issued Accounting Standards

ASU 2023-07 On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public business entities ("PBEs") to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted.

ASU 2023-09 On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. PBEs are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for PBEs in fiscal years beginning after December 15, 2024, with early adoption permitted.

ASUs 2024-03 & 2025-01 On November 4, 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires PBEs to disclose disaggregated information about certain income statement expense line items. On January 6, 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03, which is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

The new ASUs will not impact amounts recorded in the financial statements but instead, will require more detailed disclosures in the footnotes to the financial statement. The Company plans to provide the updated disclosures required by the ASUs in the periods in which they are effective.

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	December 28, 2024	September 28, 2024
Raw materials	$104,495	$83,027
Work in process	38,256	32,556
Finished goods	20,369	12,215
Total inventories	$163,120	$127,798

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Balance at beginning of period	$16,179	$15,434
Add current period accruals	2,538	2,341
Current period reductions of accrual	(2,590)	(2,492)
Balance at end of period	$16,127	$15,283
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Balance at beginning of period	$27,962	$23,123
Add current period deferred income	3,929	2,998
Current period recognition of income	(2,332)	(2,003)
Balance at end of period	$29,559	$24,118

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $8.6 million of the outstanding contract liability during the remainder of fiscal 2025, $13.6 million in fiscal 2026, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 28, 2024	September 28, 2024
Current portion	$4,723	$5,008
Long-term portion	2,596	2,248
Total accrued self-insurance	$7,319	$7,256

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $5.1 million and $4.7 million for the three months ended December 28, 2024 and December 30, 2023, respectively. The related cost of goods sold was $4.6 million and $4.3 million for the three months ended December 28, 2024 and December 30, 2023, respectively.

Pension (Income) Expense

Components of net periodic pension benefit (income) expense were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Interest cost	$1,312	$1,484
Expected return on plan assets	(1,819)	(1,620)
Amortization of prior loss	70	172
Net periodic pension benefit (income) expense	$(437)	$36
Amortization of prior loss, recognized in other comprehensive income	(70)	(172)
Total recognized in net periodic pension benefit (income) expense and other comprehensive income	$(507)	$(136)

4. Debt

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	December 28, 2024	September 28, 2024
Term loan borrowings, net of deferred financing costs of $1,172 and $1,256, respectively	$93,828	$94,994
Less: current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$88,828	$89,994

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 28, 2024 and September 28, 2024, $95.0 million and $96.3 million, respectively, were outstanding on the term loans.

At December 28, 2024 and September 28, 2024, the stated interest rates on the term loans were 6.4% and 6.9%, respectively. At December 28, 2024 and September 28, 2024, the weighted-average annual effective interest rates for the term loans were 7.0% and 8.2%, respectively, which include amortization of the deferred financing costs.

At December 28, 2024, $6.7 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $143.3 million on the revolving line of credit.

Interest expense on all indebtedness was $1.9 million and $3.6 million for the three months ended December 28, 2024 and December 30, 2023, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2025	$3,750
2026	5,000
2027	5,000
2028	5,000
2029	5,000
Thereafter	71,250
Total remaining principal payments	$95,000

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

Three Months

The effective tax rate for the three months ended December 28, 2024 was 24.4% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

6. Guarantees, Commitments and Contingencies

Litigation

At December 28, 2024, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Bus (1)	$288,147	$293,437
Parts (1)	25,725	24,223
Segment net sales	$313,872	$317,660

(1) Parts segment revenue includes $1.9 million and $1.6 million for the three months ended December 28, 2024 and December 30, 2023, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Bus	$47,172	$51,294
Parts	13,145	12,264
Segment gross profit	$60,317	$63,558

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Segment gross profit	$60,317	$63,558
Adjustments:
Selling, general and administrative expenses	(27,275)	(25,602)
Interest expense	(1,915)	(3,631)
Interest income	1,568	1,088
Other income (expense), net	2,916	(1,221)
Loss on debt refinancing	—	(1,558)
Income before income taxes	$35,611	$32,634

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
U.S.	$287,957	$302,532
Canada	24,603	15,119
Rest of world	1,312	9
Total net sales	$313,872	$317,660

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Diesel buses	$124,372	$84,998
Alternative power buses (1)	148,922	195,329
Other (2)	15,487	13,697
Parts	25,091	23,636
Net sales	$313,872	$317,660

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	December 28, 2024	December 30, 2023
Numerator:
Net income	$28,722	$26,150

Denominator:
Weighted-average common shares outstanding	32,227,723	32,170,779
Weighted-average dilutive securities, restricted stock	479,759	145,759
Weighted-average dilutive securities, stock options	249,233	100,170
Weighted-average dilutive securities, warrants	404,225	12,419
Weighted-average shares and dilutive potential common shares (1)	33,360,940	32,429,127

Earnings per share:
Basic earnings per share	$0.89	$0.81
Diluted earnings per share	$0.86	$0.81

(1)    Potentially dilutive securities representing approximately 0.2 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 30, 2023, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL
December 28, 2024
Beginning Balance	$(26,416)	$(26,416)
Amounts reclassified and included in earnings	70	70
Total before taxes	70	70
Income taxes	(17)	(17)
Ending Balance December 28, 2024	$(26,363)	$(26,363)

December 30, 2023
Beginning Balance	$(31,884)	$(31,884)
Amounts reclassified and included in earnings	172	172
Total before taxes	172	172
Income taxes	(41)	(41)
Ending Balance December 30, 2023	$(31,753)	$(31,753)

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

The Offering closed on December 19, 2023. Although the Company did not sell any shares or receive any proceeds from the Offering, it was required to pay certain expenses in connection with the transaction that totaled approximately $1.2 million for the three months ended December 30, 2023. The $1.2 million of expense is included within other income (expense), net on the Condensed Consolidated Statements of Operations for the three months ended December 30, 2023. No such expense was incurred in the three months ended December 28, 2024.

12. Equity Investment in Affiliates

The Company has made investments in the below entities and utilizes the equity method of accounting to record its interest in them as it does not have control to direct the activities that most significantly impact their financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investments is adjusted for any contribution that the Company makes to them as well as for the Company’s proportionate share of net earnings or losses and any dividends received.

Micro Bird Holdings, Inc.

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. ("Micro Bird"), our unconsolidated Canadian joint venture that produces Blue Bird Micro Bird by Girardin Type A buses in Drummondville, Quebec.

In recognizing the Company’s 50% portion of Micro Bird's net income or loss, the Company recorded $2.1 million and $2.0 million in equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three months ended December 28, 2024 and December 30, 2023, respectively.

In December 2023, Micro Bird paid dividends to all common stockholders, with the Company's proportionate share totaling $3.0 million, gross of required withholding taxes. The dividend was recorded as a reduction in the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets and is presented as a cash inflow in the operating section of the Condensed Consolidated Statements of Cash Flows. No dividends were paid in the three months ended December 28, 2024.

At December 28, 2024 and September 28, 2024, the carrying value of the Company's investment in Micro Bird included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $26.6 million and $24.4 million, respectively.

Clean Bus Solutions, LLC

The Company holds a 50% equity interest in Clean Bus Solutions, LLC ("CBS"), our unconsolidated joint venture that provides a fleet-as-a-service ("FaaS") offering using electric school buses manufactured and sold by the Company. The service is offered to qualified customers of the Company by providing them with turnkey electrification solutions, including a wide product range consisting of, among others, electric school buses, financing of electric buses and supporting charging infrastructure, project planning and management, and fleet optimization.

During the three months ended December 28, 2024, the Company made a $0.5 million cash contribution to CBS and during the three months ended December 30, 2023, the Company recorded the $7.4 million fair value of warrants it issued to the joint venture partner as its initial investment in CBS, both of which increased the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets.

In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded $(0.3) million (a loss) in equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three months ended December 28, 2024, while no amount was recorded in the three months ended December 30, 2023. CBS paid no dividends in either period.

At December 28, 2024 and September 28, 2024, the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $7.8 million and $7.7 million, respectively.

13. Stockholders’ Equity

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

During the three months ended December 28, 2024, the Company repurchased 243,450 shares of its common stock for $10.0 million, pursuant to the share repurchase plan. The Company constructively retired these shares immediately after repurchase, with the $10.0 million amount paid in excess of the $0.0001 par value of each share recorded as a reduction in retained earnings. No such repurchases were made during the three months ended December 30, 2023. The total remaining authorization for future common stock repurchases under the Company's share repurchase program was $40.0 million as of December 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three months ended December 28, 2024 and December 30, 2023 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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
◦reductions in market demand for our products due to public health crises; and
◦potential negative impacts of various actions taken by federal, state and/or local governments in response to public health crises.
•future impacts resulting from current and/or future military conflicts, which include or could include, among other effects:
◦disruption in global commodity and other markets;
◦supply shortages and supplier financial risk, especially from suppliers providing inventory that is dependent on resources originating from countries impacted by military conflicts; and
◦negative impacts to manufacturing operations resulting from inventory cost volatility or the supply chain due to shutdowns or other disruptions in operations.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s fiscal year 2024 Form 10-K, filed with the SEC on November 25, 2024. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s fiscal year 2024 Form 10-K, filed with the SEC on November 25, 2024.

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

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only principal manufacturer of chassis and body production specifically designed for school bus applications in the United States of America ("U.S."), Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane powered, gasoline powered and all-electric powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in certain limited foreign countries.

Throughout this Report, we refer to the fiscal year ending September 27, 2025 as "fiscal 2025," the fiscal year ended September 28, 2024 as "fiscal 2024," the fiscal year ended September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as “fiscal 2022” and the fiscal year ended October 2, 2021 as "fiscal 2021." There will be or were 52 weeks in fiscal 2025 and fiscal 2024. The first quarters of fiscal 2025 and fiscal 2024 both included 13 weeks.

Impacts of Supply Chain Constraints on Our Business

During the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19." Additionally, the already challenged global supply chain for automotive parts was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022. Specifically, they resulted in higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders, that outpaced the sales prices that we charged for the buses we sold during these periods.

During fiscal 2023 and fiscal 2024, there were slight improvements in the supply chain's ability to deliver the parts and components necessary to support our production operations, resulting in increased (i) manufacturing efficiencies and (ii) production of buses to fulfill sales orders. However, the higher costs charged by suppliers to procure inventory continued over these same periods and adversely impacted our operations and results. However, the cumulative increases in sales prices we charged for our buses outpaced the higher costs we paid to procure inventory, resulting in gross profit and gross margin in fiscal 2023 and fiscal 2024 that were consistent with, or better than, historic levels experienced prior to the COVID-19 pandemic.

Supply chain disruptions continued into the first quarter of fiscal 2025 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges and consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin that are materially consistent with those reported in fiscal 2024.

New bus orders during fiscal 2024 and continuing into fiscal 2025 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses as discussed previously above. Accordingly, the Company's backlog remained strong at approximately 4,800 units and 4,400 units as of September 28, 2024 and December 28, 2024, respectively, despite it selling 9,000 units in fiscal 2024 and over 2,100 units in the first quarter of fiscal 2025.

In general, management believes that supply chain disruptions, including those resulting from current or future military conflicts, could continue in future periods and could materially impact our results if we are unable to i) obtain parts and supplies in sufficient quantities to meet our production needs and/or ii) pass along rising costs to our customers. They have resulted, and could continue to result, in significant economic disruption and have adversely affected our business. They could adversely impact our business for the remainder of fiscal 2025 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of ongoing supply chain constraints and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of any production and supply chain disruptions and their related financial impacts on our business cannot be estimated at this time.

The impacts from supply chain constraints on the Company's business and operations beginning during the second half of fiscal 2021 and continuing into fiscal 2025 negatively affected our inventory procurement costs, gross profit, income and cash flows. We continue to monitor and assess the ability of suppliers to maintain operations and to provide parts and supplies in sufficient quantities to meet our production needs and our ability to maintain continuous production during the remainder of fiscal 2025 and beyond. See PART I, Item 1.A. "Risk Factors," of our fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024, for a discussion of the material risks we believe we face particularly related to supply chain disruptions and related constraints.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 28, 2024.

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
•Seasonality. In the fiscal years preceding the 2020 COVID-19 pandemic, our sales were subject to seasonal variation based on the school calendar with the peak season during our third and fourth fiscal quarters. Sales during the third and fourth fiscal quarters were typically greater than the first and second fiscal quarters due to the desire of municipalities to have any new buses that they ordered available to them at the beginning of the new school year. Since 2020, with the COVID-19 pandemic impacting the demand for Company products and the impact of the subsequent supply chain constraints hindering the Company's ability to produce and sell buses as discussed previously above, seasonality has become unpredictable. Seasonality and variations from historical seasonality have impacted the comparison of results between fiscal periods.
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023, fiscal 2024 and the first quarter of fiscal 2025. In response, the Company announced a number of sales price increases over this same period that applied to new sales orders and, in one limited circumstance, partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2023, fiscal 2024 and continuing into the first quarter of fiscal 2025.

Factors Affecting Our Expenses and Other Items

Our expenses and other line items on our Condensed Consolidated Statements of Operations are principally driven by the following factors:

•Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper) including freight costs, labor expense, and overhead. Our cost of goods sold may vary from period to period due to changes in sales volume and/or mix, efforts by certain suppliers to pass through the economics associated with key commodities, fluctuations in freight costs, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical problems, and the impact of overhead items such as utilities.
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
•Income taxes. We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for withholding taxes related to the transfer of cash between jurisdictions and for uncertain tax positions taken, if any.
•Other expense/income, net. This balance includes periodic pension expense or income as well as gains or losses on foreign currency, if any. Other amounts not associated with operating expenses may also be included in this balance.
•Equity in net income or loss of non-consolidated affiliates. We include in this line item our 50% share of net income or loss from our investments in Micro Bird Holdings, Inc. and Clean Bus Solutions, LLC, our unconsolidated joint ventures.

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

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense in selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments as well as certain charges such as (i) transaction related costs or (ii) discrete expenses related to major cost cutting and/or operational transformation initiatives. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and major cost cutting and/or operational transformation initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

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

Consolidated Results of Operations for the Three Months Ended December 28, 2024 and December 30, 2023:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Net sales	$313,872	$317,660
Cost of goods sold	253,555	254,102
Gross profit	$60,317	$63,558
Operating expenses
Selling, general and administrative expenses	27,275	25,602
Operating profit	$33,042	$37,956
Interest expense	(1,915)	(3,631)
Interest income	1,568	1,088
Other income (expense), net	2,916	(1,221)
Loss on debt refinancing	—	(1,558)
Income before income taxes	$35,611	$32,634
Income tax expense	(8,693)	(8,446)
Equity in net income of non-consolidated affiliates	1,804	1,962
Net income	$28,722	$26,150
Other financial data:
Adjusted EBITDA	$45,753	$47,604
Adjusted EBITDA margin	14.6%	15.0%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	December 28, 2024	December 30, 2023
Bus	$288,147	$293,437
Parts	25,725	24,223
Total	$313,872	$317,660

Gross Profit (Loss) by Segment
Bus	$47,172	$51,294
Parts	13,145	12,264
Total	$60,317	$63,558

Net sales. Net sales were $313.9 million for the first quarter of fiscal 2025, a decrease of $3.8 million, or 1.2%, compared to $317.7 million for the first quarter of fiscal 2024. The decrease in net sales is primarily due to Bus customer and product mix changes that were partially offset by a slight increase in Parts sales.

Bus sales decreased $5.3 million, or 1.8%, reflecting a 1.9% decrease in average sales price per unit. In the first quarter of fiscal 2025, 2,130 units were booked compared to 2,129 units booked for the same period in fiscal 2024. The small decrease in unit price for the first quarter of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to customer and product mix changes, although both quarters were negatively impacted by supply chain constraints that limited the Company's ability to produce and deliver buses due to shortages of critical components.

Parts sales increased $1.5 million, or 6.2%, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This increase is primarily attributed to price increases, driven by ongoing inflationary pressures, as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $253.6 million for the first quarter of fiscal 2025, a decrease of $0.5 million, or 0.2%, compared to $254.1 million for the first quarter of fiscal 2024. As a percentage of net sales, total cost of goods sold increased from 80.0% to 80.8%, primarily due to the impact of ongoing inflationary pressures relating to the procurement of inventory as well as finalizing the union contract in May 2024, which increased the labor costs for our covered production and supply chain employees.

Bus segment cost of goods sold decreased $1.2 million, or 0.5%, for the first quarter of fiscal 2025 compared to the same period in fiscal 2024. The decrease was primarily driven by customer and product mix changes as the average cost of goods sold per unit for the first quarter of fiscal 2025 was 0.5% lower compared to the first quarter of fiscal 2024. However, such decrease was partially offset by increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures, b) ongoing supply chain disruptions that resulted in higher purchase costs for components and c) higher labor costs resulting from finalizing the union contract in May 2024.

The $0.6 million, or 5.2%, increase in Parts segment cost of goods sold for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to increased purchased parts costs, driven by ongoing inflationary pressures and supply chain disruptions, as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $33.0 million for the first quarter of fiscal 2025, a decrease of $4.9 million compared to operating profit of $38.0 million for the first quarter of fiscal 2024. Profitability was primarily impacted by a decrease of $3.2 million in gross profit as outlined in the revenue and cost of goods sold discussions above. It was also impacted by an increase of $1.7 million in selling, general and administrative expenses, primarily due to an increase in labor costs.

Interest expense. Interest expense was $1.9 million for the first quarter of fiscal 2025, a decrease of $1.7 million, or 47.3%, compared to $3.6 million for the first quarter of fiscal 2024. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 8.5% at December 30, 2023 to 6.4% at December 28, 2024, as well as lower outstanding borrowings in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.

Other income (expense), net. Other income, net was $2.9 million for the first quarter of fiscal 2025, an increase of $4.1 million, or 338.8%, compared to $1.2 million of other expense, net for the same period in fiscal 2024.

During the first quarter of fiscal 2025, the Company recorded pension income of approximately $0.4 million compared with pension expense of less than $0.1 million for the same period in fiscal 2024.

Additionally, during the first quarter of fiscal 2025, the Company sold certain state emissions credits that it was not projecting to use for approximately $2.6 million, with no similar income recorded during the first quarter of fiscal 2024. The proceeds from this sale were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations as this transaction is not indicative of our normal revenue generating activities.

Finally, on December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which the Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share ("Offering"). The Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The Offering closed on December 19, 2023. Although the Company did not sell any shares or receive any proceeds from the Offering, it was required to pay certain expenses in connection with the transaction that totaled approximately $1.2 million during the first quarter of fiscal 2024. There was no similar expense recorded during the first quarter of fiscal 2025,

Income taxes. Income tax expense was $8.7 million for the first quarter of fiscal 2025 compared to $8.4 million for the same period in fiscal 2024.

The effective tax rate for the three months ended December 28, 2024 was 24.4% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $45.8 million, or 14.6% of net sales, for the first quarter of fiscal 2025, a decrease of $1.9 million, or 3.9%, compared to $47.6 million, or 15.0% of net sales, for the first quarter of fiscal 2024. The decrease primarily relates to the $4.9 million decrease in operating profit as a result of the factors discussed above, which was partially offset by the $2.9 million of other income, net recorded during the first quarter of fiscal 2025 discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Net income	$28,722	$26,150
Adjustments:
Interest expense, net (1)	433	2,655
Income tax expense	8,693	8,446
Depreciation, amortization, and disposals (2)	4,243	4,210
Share-based compensation expense	2,506	2,051
Stockholder transaction costs	—	1,221
Loss on debt refinancing	—	1,558
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	1,156	1,395
Other	—	(82)
Adjusted EBITDA	$45,753	$47,604
Adjusted EBITDA margin (percentage of net sales)	14.6%	15.0%

(1)    Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $0.4 million and $0.6 million for the three months ended December 28, 2024 and December 30, 2023, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At December 28, 2024, the Company had $136.1 million of available cash (net of outstanding checks) and $143.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

Credit Agreement

On November 17, 2023 (the “Closing Date”), Blue Bird Body Company ("Borrower"), a wholly-owned subsidiary of Blue Bird Corporation, executed a $250.0 million five-year credit agreement with Bank of Montreal, acting as administrative agent and an issuing bank; several joint lead arranger partners and issuing banks, including Bank of America; and a syndicate of other lenders (the "Credit Agreement").

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of December 28, 2024 set at Level I.

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

Detailed descriptions of the Amended Credit Agreement are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, filed with the SEC on November 25, 2024.

At December 28, 2024, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Cash, cash equivalents and restricted cash at beginning of period	$127,687	$78,988
Total cash provided by operating activities	26,410	217
Total cash used in investing activities	(5,094)	(2,904)
Total cash (used in) provided by financing activities	(12,884)	995
Change in cash, cash equivalents and restricted cash	$8,432	$(1,692)
Cash, cash equivalents and restricted cash at end of period	$136,119	$77,296

Total cash provided by operating activities

Cash flows provided by operating activities totaled $26.4 million for the three months ended December 28, 2024, an increase of $26.2 million from the $0.2 million of cash flows provided by operating activities during the three months ended December 30, 2023.

The increase primarily resulted from the effect of net changes in operating assets and liabilities that positively impacted operating cash flows by $30.7 million during the three months ended December 28, 2024 when compared with the three months ended December 30, 2023. The primary drivers in this category were favorable changes in accounts receivable and accounts payable of $43.6 million and $17.6 million, respectively, as follows:

•A shift in our customer mix resulted in an increase in the accounts receivable balance at the end of fiscal 2024 when compared with the end of fiscal 2023. Specifically, we had a significant increase in fleet revenue towards the end of fiscal 2024 relating to school buses that were delivered to coincide with the start of the new school year, with such revenue representing the majority of sales we make on credit. During the first quarter of fiscal 2025, the accounts receivable balances relating to fiscal 2024 fleet revenue were collected, representing a significant cash inflow (a large source of cash). There was no similar activity during the first quarter of fiscal 2024.

•During fiscal 2023, inflationary pressures and supply chain disruptions significantly increased our purchase costs for components and freight, which, when coupled with increased production and sales volumes during the fiscal year, resulted in a significant increase in the accounts payable balance at the end of fiscal 2023. Although inflationary pressures continued during the first quarter of fiscal 2024, they were smaller when compared to fiscal 2023. This factor, when coupled with our production and sales volumes largely stabilizing during the period, resulted in a significant decrease in the accounts payable balance as of December 30, 2023 when compared with the end of fiscal 2023 (a large use of cash). Although inflationary pressures continued into the first quarter of fiscal 2025, they were relatively small when compared to fiscal 2024. This factor, when coupled with our production and sales volumes remaining relatively consistent in the first quarters of fiscal 2025 and 2024, resulted in a small decrease in the accounts payable balance as of December 28, 2024 when compared with the end of fiscal 2024, representing a significantly smaller use of cash when compared with the first quarter of fiscal 2024.

The above favorable changes were partially offset by unfavorable changes in inventory and other assets of $28.2 million and $6.1 million, respectively, as follows:

•We had a large increase in the balance of our inventory during the first quarter of fiscal 2025 when compared with the first quarter of fiscal 2024 (an increase in the use of cash). Specifically, the bus orders that we produced during the first quarter of fiscal 2025 contained a higher mix of units for certain customers, primarily fleet and specific governmental customers, for which the sales cycle is longer when compared with sales to dealers, resulting in a significant increase in units in finished goods inventory as of December 28, 2024 when compared with December 30, 2023. Additionally, at the end of the first quarter of fiscal 2025, we elected to strategically acquire larger quantities of certain critical components that have longer lead times and could impact our production schedule in future periods if not manufactured by our suppliers and delivered to us in a timely manner, with no similar activity in the first quarter of fiscal 2024. This purchasing activity resulted in a large increase in our raw materials inventory as of December 28, 2024 when compared with December 30, 2023. There was not a corresponding increase in accounts payable for this activity in the first quarter of fiscal 2025 as we had not received the inventory as of the end of the quarter as our manufacturing and supply chain operations were closed for planned maintenance the last week in December, so we recorded the obligation relating to the purchase of this inventory within accrued expenses. Additionally, there was not a corresponding large increase in accrued expenses in the first quarter of fiscal 2025 as the increase for the strategic acquisition of inventory discussed above was largely offset by other activity, including a decrease in the balance of bonuses accrued as of the end of fiscal 2024 that were paid in the first quarter of fiscal 2025.

•The changes in other assets were primarily driven by larger increases in certain prepaid assets (a use of cash), including prepaid software contracts and insurance premiums, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 given the continued increases in the costs of these services.

Total cash used in investing activities

Cash flows used in investing activities totaled $5.1 million for the three months ended December 28, 2024 as compared to $2.9 million for the three months ended December 30, 2023. The $2.2 million increase was primarily due to an increase in spending on fixed assets, as increasing recent profitability has allowed for more capital spending.

Total cash (used in) provided by financing activities

Cash flows used in financing activities totaled $12.9 million for the three months ended December 28, 2024 as compared to $1.0 million provided by financing activities for the three months ended December 30, 2023. The $13.9 million decrease between fiscal periods was primarily attributable to $10.0 million in purchases of Company stock in the first quarter of fiscal 2025, with no similar activity in the same period in fiscal 2024. Additionally, as a result of executing the Credit Agreement in the three months ended December 30, 2023 with no similar activity in three months ended December 28, 2024, there was a $5.7 million net decrease in proceeds from borrowings under the Credit Agreement, which was partially reduced by the $3.1 million of costs we incurred in completing the debt refinancing in the first quarter of fiscal 2024.

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

	Three Months Ended
(in thousands of dollars)	December 28, 2024	December 30, 2023
Net cash provided by operating activities	$26,410	$217
Cash paid for fixed assets	(4,594)	(2,904)
Free Cash Flow	$21,816	$(2,687)

Free Cash Flow for the three months ended December 28, 2024 was $24.5 million higher than for the three months ended December 30, 2023 due to a $26.2 million increase in net cash provided by operating activities and a $1.7 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.7 million at December 28, 2024, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to our interest rate, commodity or currency risks previously disclosed in Part II, Item 7A of the Company’s fiscal 2024 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 28, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's fiscal 2024 Form 10-K. Such risk factors are expressly incorporated herein by reference and they, and the risk factors included below, could materially adversely affect our business, financial condition, cash flows or operating results.

Our costs to produce, and our ability to sell, our products may be negatively impacted by changes in trade policies and tariffs

Recently proposed trade policies and tariffs could increase the cost of components we and/or our suppliers purchase from Canada, China and Mexico, which would increase our cost to produce buses and purchase parts for resale. These discussed trade policies and tariffs could expand to other foreign countries in future periods. We can provide no assurance that we would be able to successfully pass along part or all of our increased costs to our customers, particularly for those customers for which we have executed a contract containing a fixed bus price. Additionally, our ability to increase the sales price we charge for our products could impact customer buying decisions in future periods, resulting in them buying less, or none, of our products. We can provide no assurance that our ability to sell our products at reasonable margins, or at all, would not be impaired by the imposition of changes in trade policies and tariffs that may make it more difficult or expensive for us to purchase inventory, which could result in reduced sales, profitability and cash flows.

Changes in laws, regulations or governmental policies and programs involving grants, subsidies and/or other incentives may negatively impact our sale of alternative powered school buses

Our production plans and financial projections incorporate federal and state programs supporting adoption of clean fuel technologies into existing school bus fleets by offering grants, subsidies and/or other incentives to partially, or fully, offset the higher price of alternative powered school buses. Changes in government programs and support for these products could impact customer buying decisions in future periods, resulting in them buying less, or none, of our alternative powered products. While we manage our product development and production operations to support all power options we offer to our customers, which include diesel, gasoline, propane and all-electric powered school buses, our materials ordering and sales projections incorporate assumptions that the mix of school buses we will produce and sell in future periods will be impacted by customers taking advantage of assistance programs offered by federal and state governments. Changes in such programs could impact customer ordering practices, which could result in sales and/or gross profit amounts varying, potentially significantly, from our original estimates of such amounts.

The risks described in the fiscal 2024 Form 10-K and above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or operating results.

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

Share repurchase activity under the share repurchase program, on a trade date basis, for each month in the quarter ended December 28, 2024, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
September 29 - October 26, 2024	—	$—	—	$50.1
October 27 - November 23, 2024	—	—	—	50.1
November 24 - December 28, 2024	243,450	41.22	243,450	40.0
Total	243,450		243,450
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under the $60.0 million repurchase program approved on January 31, 2024 and announced on February 1, 2024 that expires on January 31, 2026.

Item 5. Other Information.

(c)    During the first quarter of fiscal 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
Form of Warrant to Purchase Common Stock of Blue Bird Corporation, dated November 14, 2024, issued by Blue Bird Corporation with an Expiration Date of December 7, 2028 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3ASR filed by the registrant on December 23, 2024, File No. 333-284017).

10.2
Form of Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of November 14, 2024, issued by Blue Bird Corporation with an Expiration Date of August 8, 2029 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3ASR filed by the registrant on December 23, 2024, File No. 333-284017).

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

Blue Bird Corporation

Dated:	February 5, 2025	/s/ Philip Horlock
Philip Horlock
President and Chief Executive Officer

Dated:	February 5, 2025	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer