Form 10-Q
period 2025-03-29
Blue Bird Corp
filed 2025-05-07
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

At May 2, 2025, 31,565,453 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	March 29, 2025	September 28, 2024
Assets
Current assets
Cash and cash equivalents	$130,749	$127,687
Accounts receivable, net	15,786	59,099
Inventories	163,832	127,798
Other current assets	18,052	8,795
Total current assets	$328,419	$323,379
Property, plant and equipment, net	$104,022	$97,322
Goodwill	18,825	18,825
Intangible assets, net	42,620	43,554
Equity investment in affiliates	35,967	32,089
Deferred tax assets	5,075	2,399
Finance lease right-of-use assets	78	332
Pension	6,563	4,649
Other assets	2,129	2,345
Total assets	$543,698	$524,894
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$153,730	$143,156
Warranty	7,164	7,166
Accrued expenses	42,454	55,775
Deferred warranty income	10,281	9,421
Finance lease obligations	377	975
Other current liabilities	7,640	14,480
Current portion of long-term debt	5,000	5,000
Total current liabilities	$226,646	$235,973
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	87,661	89,994
Warranty	9,181	9,013
Deferred warranty income	20,167	18,541
Deferred tax liabilities	1,530	2,783
Finance lease obligations	—	6
Other liabilities	8,121	9,020
Total long-term liabilities	$126,660	$129,357
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at March 29, 2025 and September 28, 2024	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,674,003 and 32,268,022 shares issued and outstanding at March 29, 2025 and September 28, 2024, respectively	3	3
Additional paid-in capital	191,985	185,977
Retained earnings	24,715	—
Accumulated other comprehensive loss	(26,311)	(26,416)
Total stockholders' equity	$190,392	$159,564
Total liabilities and stockholders' equity	$543,698	$524,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$358,851	$345,915	$672,723	$663,575
Cost of goods sold	287,997	282,276	541,552	536,378
Gross profit	$70,854	$63,639	$131,171	$127,197
Operating expenses
Selling, general and administrative expenses	37,143	27,571	64,418	53,173
Operating profit	$33,711	$36,068	$66,753	$74,024
Interest expense	(1,813)	(2,812)	(3,728)	(6,443)
Interest income	1,258	1,054	2,826	2,142
Other income (expense), net	444	(1,968)	3,360	(3,189)
Loss on debt refinancing	—	—	—	(1,558)
Income before income taxes	$33,600	$32,342	$69,211	$64,976
Income tax expense	(9,129)	(8,261)	(17,822)	(16,707)
Equity in net income of non-consolidated affiliates	1,575	1,942	3,379	3,904
Net income	$26,046	$26,023	$54,768	$52,173

Earnings per share:
Basic weighted average shares outstanding	31,917,407	32,240,458	32,072,354	32,205,657
Diluted weighted average shares outstanding	32,885,993	33,074,592	33,152,066	32,828,339
Basic earnings per share	$0.82	$0.81	$1.71	$1.62
Diluted earnings per share	$0.79	$0.79	$1.65	$1.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$26,046	$26,023	$54,768	$52,173
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	52	131	105	262
Total other comprehensive income	$52	$131	$105	$262
Comprehensive income	$26,098	$26,154	$54,873	$52,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income	$54,768	$52,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,710	7,255
Non-cash interest expense	167	219
Share-based compensation expense	9,940	4,543
Equity in net income of non-consolidated affiliates	(3,379)	(3,904)
Dividend from equity investment in affiliates	—	2,991
Loss on disposal of fixed assets	285	25
Deferred income tax (benefit) expense	(3,962)	1,825
Amortization of deferred actuarial pension losses	139	344
Loss on debt refinancing	—	1,558
Changes in assets and liabilities:
Accounts receivable	43,313	1,149
Inventories	(36,034)	(10,115)
Other assets	(10,955)	(10,016)
Accounts payable	9,929	2,298
Accrued expenses, pension and other liabilities	(17,741)	4,426
Total adjustments	$(588)	$2,598
Total cash provided by operating activities	$54,180	$54,771
Cash flows from investing activities
Cash paid for fixed assets	$(13,616)	$(5,643)
Equity investment in affiliates (Note 12)	(500)	—
Total cash used in investing activities	$(14,116)	$(5,643)
Cash flows from financing activities
Revolving credit facility borrowings	$—	$36,220
Revolving credit facility repayments	—	(36,220)
Term loan borrowings	—	100,000
Term loan repayments	(2,500)	(133,050)
Principal payments on finance leases	(604)	(292)
Cash paid for debt costs	—	(3,128)
Repurchase of common stock in connection with repurchase program (Note 13)	(30,053)	—
Repurchase of common stock in connection with stock award exercises	(4,412)	(301)
Cash received from stock option exercises	567	1,751
Total cash used in financing activities	$(37,002)	$(35,020)
Change in cash and cash equivalents	3,062	14,108
Cash and cash equivalents at beginning of period	127,687	78,988
Cash and cash equivalents at end of period	$130,749	$93,096

	Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$4,048	$5,820
Interest received	(2,761)	(2,142)
Income tax paid, net of tax refunds	30,695	9,443
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$2,521	$780
Warrants issued for equity investment in affiliate (note 12)	—	7,416
Right-of-use assets obtained in exchange for operating lease obligations	—	1,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shares	Amount	Total Stockholders' Equity
Balance, December 28, 2024	32,111,078	$3	$187,379	—	$—	$(26,363)	$18,686	—	$—	$179,705
Restricted stock activity	111,432	—	(2,966)	—	—	—	—	—	—	(2,966)
Stock option activity	10,845	—	182	—	—	—	—	—	—	182
Share-based compensation expense	—	—	7,390	—	—	—	—	—	—	7,390
Share repurchases (Note 13)	(559,352)	—	—	—	—	—	(20,017)	—	—	(20,017)
Net income	—	—	—	—	—	—	26,046	—	—	26,046
Other comprehensive income, net of tax	—	—	—	—	—	52	—	—	—	52
Balance, March 29, 2025	31,674,003	$3	$191,985	—	$—	$(26,311)	$24,715	—	$—	$190,392

Balance, December 30, 2023	32,198,592	$3	$187,159	—	$—	$(31,753)	$(29,550)	1,782,568	$(50,282)	$75,577
Stock option activity	100,473	—	1,602	—	—	—	—	—	—	1,602
Share-based compensation expense	—	—	2,455	—	—	—	—	—	—	2,455
Net income	—	—	—	—	—	—	26,023	—	—	26,023
Other comprehensive income, net of tax	—	—	—	—	—	131	—	—	—	131
Balance, March 30, 2024	32,299,065	$3	$191,216	—	$—	$(31,622)	$(3,527)	1,782,568	$(50,282)	$105,788

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shares	Amount	Total Stockholders' Equity
Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564
Restricted stock activity	168,852	—	(4,412)	—	—	—	—	—	—	(4,412)
Stock option activity	39,931	—	567	—	—	—	—	—	—	567
Share-based compensation expense	—	—	9,853	—	—	—	—	—	—	9,853
Share repurchases (Note 13)	(802,802)	—	—	—	—	—	(30,053)	—	—	(30,053)
Net income	—	—	—	—	—	—	54,768	—	—	54,768
Other comprehensive income, net of tax	—	—	—	—	—	105	—	—	—	105
Balance, March 29, 2025	31,674,003	$3	$191,985	—	$—	$(26,311)	$24,715	—	$—	$190,392

Balance, September 30, 2023	32,165,225	$3	$177,861			$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 12)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	22,115	—	(301)	—	—	—	—	—	—	(301)
Stock option activity	111,725	—	1,751	—	—	—	—	—	—	1,751
Share-based compensation expense	—	—	4,489	—	—	—	—	—	—	4,489
Net income	—	—	—	—	—	—	52,173	—	—	52,173
Other comprehensive income, net of tax	—	—	—	—	—	262	—	—	—	262
Balance, March 30, 2024	32,299,065	$3	$191,216	—	$—	$(31,622)	$(3,527)	1,782,568	$(50,282)	$105,788

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 27, 2025 ("fiscal 2025") and ended September 28, 2024 ("fiscal 2024") consist or consisted of 52 weeks. The second quarters of fiscal 2025 and fiscal 2024 both included 13 weeks. The six month periods in fiscal 2025 and 2024 both included 26 weeks.

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

Impacts of Supply Chain Constraints on Our Business

The global automotive industry supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further exacerbated by additional stress resulting from Russia’s invasion of Ukraine in February 2022 continued to impact our business and operations during the second quarters of fiscal 2024 and 2025. Specifically, they continued to result in higher purchasing costs, including freight costs incurred to deliver critical components, to procure the raw materials inventory needed to produce buses to fulfill sales orders. Additionally, there were still occasional shortages of certain critical components that limited the number and/or mix of school buses that we could produce and sell. Nonetheless, ongoing improvements in manufacturing operations that have resulted in the consistent production of buses, when coupled with periodic pricing actions taken to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce buses, have resulted in the Company reporting gross profit and gross margin in the second quarters of fiscal 2025 and 2024 that exceeded those reported in pre-pandemic fiscal years.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the Company’s fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 29, 2025.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	March 29, 2025	September 28, 2024
Raw materials	$87,556	$83,027
Work in process	43,519	32,556
Finished goods	32,757	12,215
Total inventories	$163,832	$127,798

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance at beginning of period	$16,127	$15,283	$16,179	$15,434
Add current period accruals	2,698	2,512	5,236	4,853
Current period reductions of accrual	(2,480)	(2,319)	(5,070)	(4,811)
Balance at end of period	$16,345	$15,476	$16,345	$15,476
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance at beginning of period	$29,559	$24,118	$27,962	$23,123
Add current period deferred income	3,337	3,562	7,266	6,560
Current period recognition of income	(2,448)	(2,117)	(4,780)	(4,120)
Balance at end of period	$30,448	$25,563	$30,448	$25,563

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $5.2 million of the outstanding contract liability during the remainder of fiscal 2025, $9.4 million in fiscal 2026, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	March 29, 2025	September 28, 2024
Current portion	$4,427	$5,008
Long-term portion	2,389	2,248
Total accrued self-insurance	$6,816	$7,256

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $5.2 million and $5.0 million for the three months ended March 29, 2025 and March 30, 2024, respectively, and $10.3 million and $9.7 million for the six months ended March 29, 2025 and March 30, 2024, respectively. The related cost of goods sold was $4.7 million and $4.4 million for the three months ended March 29, 2025 and March 30, 2024, respectively, and $9.3 million and $8.7 million for the six months ended March 29, 2025 and March 30, 2024, respectively.

Pension (Income) Expense

Components of net periodic pension benefit (income) expense were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest cost	$1,312	$1,484	$2,624	$2,968
Expected return on plan assets	(1,819)	(1,620)	(3,638)	(3,240)
Amortization of prior loss	69	172	139	344
Net periodic pension benefit (income) expense	$(438)	$36	$(875)	$72
Amortization of prior loss, recognized in other comprehensive income	(69)	(172)	(139)	(344)
Total recognized in net periodic pension benefit (income) expense and other comprehensive income	$(507)	$(136)	$(1,014)	$(272)

4. Debt

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	March 29, 2025	September 28, 2024
Term loan borrowings, net of deferred financing costs of $1,089 and $1,256, respectively	$92,661	$94,994
Less: current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$87,661	$89,994

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At March 29, 2025 and September 28, 2024, $93.8 million and $96.3 million, respectively, were outstanding on the term loans.

At March 29, 2025 and September 28, 2024, the stated interest rates on the term loans were 6.2% and 6.9%, respectively. At March 29, 2025 and September 28, 2024, the weighted-average annual effective interest rates for the term loans were 6.7% and 8.2%, respectively, which include amortization of the deferred financing costs.

At March 29, 2025, $6.7 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $143.3 million on the revolving line of credit.

Interest expense on all indebtedness was $1.8 million and $2.8 million for the three months ended March 29, 2025 and March 30, 2024, respectively, and $3.7 million and $6.4 million for the six months ended March 29, 2025 and March 30, 2024, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2025	$2,500
2026	5,000
2027	5,000
2028	5,000
2029	76,250
Total remaining principal payments	$93,750

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

Three Months

The effective tax rate for the three months ended March 29, 2025 was 27.2% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Six Months

The effective tax rate for the six months ended March 29, 2025 was 25.8% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

6. Guarantees, Commitments and Contingencies

Litigation

At March 29, 2025, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Bus (1)	$332,712	$317,959	$620,859	$611,396
Parts (1)	26,139	27,956	51,864	52,179
Segment net sales	$358,851	$345,915	$672,723	$663,575

(1)    Parts segment revenue includes $1.9 million and $2.7 million for the three months ended March 29, 2025 and March 30, 2024, respectively, and $3.8 million and $4.3 million for the six months ended March 29, 2025 and March 30, 2024, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Bus	$57,634	$49,589	$104,806	$100,883
Parts	13,220	14,050	26,365	26,314
Segment gross profit	$70,854	$63,639	$131,171	$127,197

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Segment gross profit	$70,854	$63,639	$131,171	$127,197
Adjustments:
Selling, general and administrative expenses	(37,143)	(27,571)	(64,418)	(53,173)
Interest expense	(1,813)	(2,812)	(3,728)	(6,443)
Interest income	1,258	1,054	2,826	2,142
Other income (expense), net	444	(1,968)	3,360	(3,189)
Loss on debt refinancing	—	—	—	(1,558)
Income before income taxes	$33,600	$32,342	$69,211	$64,976

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
U.S.	$299,274	$316,583	$587,231	$619,115
Canada	59,471	29,058	84,074	44,177
Rest of world	106	274	1,418	283
Total net sales	$358,851	$345,915	$672,723	$663,575

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Diesel buses	$117,611	$123,444	$241,983	$208,442
Alternative power buses (1)	199,462	180,162	348,384	375,491
Other (2)	16,285	14,991	31,772	28,688
Parts	25,493	27,318	50,584	50,954
Net sales	$358,851	$345,915	$672,723	$663,575

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator:
Net income	$26,046	$26,023	$54,768	$52,173

Denominator:
Weighted-average common shares outstanding	31,917,407	32,240,458	32,072,354	32,205,657
Weighted-average dilutive securities, restricted stock	432,673	390,498	475,526	283,078
Weighted-average dilutive securities, stock options	216,937	183,538	239,056	153,044
Weighted-average dilutive securities, warrants	318,976	260,098	365,130	186,560
Weighted-average shares and dilutive potential common shares (1)	32,885,993	33,074,592	33,152,066	32,828,339

Earnings per share:
Basic earnings per share	$0.82	$0.81	$1.71	$1.62
Diluted earnings per share	$0.79	$0.79	$1.65	$1.59

(1) Potentially dilutive securities representing 0.1 million and approximately zero shares of common stock were excluded from the computation of diluted earnings per share for the three months ending March 29, 2025 and March 30, 2024, respectively, and potentially dilutive securities representing approximately zero shares of common stock were excluded from the computation of diluted earnings per share for each of the six months ending March 29, 2025 and March 30, 2024, as their effect would have been antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
March 29, 2025
Beginning Balance	$(26,363)	$(26,363)	$(26,416)	$(26,416)
Amounts reclassified and included in earnings	69	69	139	139
Total before taxes	69	69	139	139
Income taxes	(17)	(17)	(34)	(34)
Ending Balance March 29, 2025	$(26,311)	$(26,311)	$(26,311)	$(26,311)

March 30, 2024
Beginning Balance	$(31,753)	$(31,753)	$(31,884)	$(31,884)
Amounts reclassified and included in earnings	172	172	344	344
Total before taxes	172	172	344	344
Income taxes	(41)	(41)	(82)	(82)
Ending Balance March 30, 2024	$(31,622)	$(31,622)	$(31,622)	$(31,622)

11. Stockholder Transaction Costs

On December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share (“December Offering”).

On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and Selling Stockholder, pursuant to which Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share (“February Offering,” and collectively with the December Offering,“Offerings”).

The Offerings were conducted pursuant to prospectus supplements, dated December 14, 2023 and February 15, 2024, respectively, both to the prospectus dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $1.9 million and $3.2 million for the three and six months ended March 30, 2024, respectively. The $1.9 million and $3.2 million of expense is included within other income (expense), net on the Condensed Consolidated Statements of Operations for the three and six months ended March 30, 2024, respectively. No such expense was incurred in the six months ended March 29, 2025.

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

In recognizing the Company’s 50% portion of Micro Bird's net income or loss, the Company recorded equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations totaling $2.0 million for each of the three months ended March 29, 2025 and March 30, 2024, and $4.1 million and $3.9 million for the six months ended March 29, 2025 and March 30, 2024, respectively.

In December 2023, Micro Bird paid dividends to all common stockholders, with the Company's proportionate share totaling $3.0 million, gross of required withholding taxes. The dividend was recorded as a reduction in the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets and is presented as a cash inflow in the operating section of the Condensed Consolidated Statements of Cash Flows. No dividends were paid in the six months ended March 29, 2025.

At March 29, 2025 and September 28, 2024, the carrying value of the Company's investment in Micro Bird included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $28.5 million and $24.4 million, respectively.

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

During the six months ended March 29, 2025, the Company made a $0.5 million cash contribution to CBS, and during the six months ended March 30, 2024, the Company recorded the $7.4 million fair value of warrants it issued to the joint venture partner as its initial investment in CBS, both of which increased the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets.

In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded $(0.4) million and $(0.7) million (losses) in equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2025, respectively, while no amount was recorded in the six months ended March 30, 2024. CBS paid no dividends in any period.

At March 29, 2025 and September 28, 2024, the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $7.5 million and $7.7 million, respectively.

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

During the three and six months ended March 29, 2025, the Company repurchased 559,352 and 802,802 shares of its common stock, respectively, for $20.0 million and $30.1 million, respectively, pursuant to the share repurchase plan. The Company constructively retired these shares immediately after repurchase, with the $20.0 million and $30.1 million amount paid in excess of the $0.0001 par value of each share recorded as a reduction in retained earnings. No such repurchases were made during the six months ended March 30, 2024. The total remaining authorization for future common stock repurchases under the Company's share repurchase program was $20.0 million as of March 29, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended March 29, 2025 and March 30, 2024 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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
•future impacts resulting from changes in governmental policies, programs, regulations and/or laws, which include or could include, among other effects:
◦the imposition of new and/or revised trade policies and tariffs, which could increase the cost of components we and/or our suppliers purchase that would impact our cost to produce buses and purchase parts for resale; increase the prices we charge for our products to pass along part or all of our increased purchase costs; and/or impact the purchasing decisions of our customers that could result in them buying less, or none. of our products in future periods;

◦reductions in governmental grants, subsidies and/or other incentives, which would result in a decrease in funds that are used by school districts and fleet customers to partially, or fully, offset the higher price of alternative powered school buses and could impact the purchasing decisions of our customers that elect to buy less, or none. of our products in future periods; and
◦changes in current or future emissions regulations, which could increase the costs of powertrain components that we purchase from major suppliers and would impact our cost to produce buses and purchase parts for resale; increase the prices we charge for our products to pass along part or all of our increased purchase costs; and/or impact the purchasing decisions of our customers that could result in them buying less, or none. of our products in future periods.

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

Throughout this Report, we refer to the fiscal year ending September 27, 2025 as "fiscal 2025," the fiscal year ended September 28, 2024 as "fiscal 2024," the fiscal year ended September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as “fiscal 2022” and the fiscal year ended October 2, 2021 as "fiscal 2021." There will be or were 52 weeks in fiscal 2025 and fiscal 2024. The three and six month periods of fiscal 2025 and fiscal 2024 both included 13 weeks and 26 weeks, respectively.

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

Supply chain disruptions continued into the first half of fiscal 2025 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges to consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin that are materially consistent with those reported in fiscal 2024.

New bus orders during fiscal 2024 and continuing into fiscal 2025 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses as discussed previously above. Accordingly, the Company's backlog remained strong at approximately 4,900 units and 4,400 units as of September 28, 2024 and March 29, 2025, respectively, despite it selling 9,000 units in fiscal 2024 and over 4,400 units in the first half of fiscal 2025.

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

Impacts of Governmental Policies, Programs, Regulations and/or Laws on Our Business

Although changes in trade policies and tariffs did not materially impact our operations during the first half of fiscal 2025, they could materially impact our results in future periods if we are unable to (i) mitigate the increased cost of (a) procuring inventory to produce buses and (b) purchasing parts for resale and/or (ii) increase the sales prices we charge for our products to partially or fully offset these cost increases. Actions we have taken, and/or are taking, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance, working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs and proactively announcing price increases to partially or fully offset our increased costs to produce buses.

In addition to supply chain constraints discussed previously above, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the fist half of fiscal 2025. Although we noted an increase in the flow of government grant money towards the end of the three months ended March 29, 2025, the timing of such payments occurred too late in the quarter to adjust our production schedule to build and sell more higher priced alternative powered school buses. However, such funding should positively impact subsequent quarters in fiscal 2025 and/or our 2026 fiscal year. Nonetheless, any future decrease in such funds could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods.

Management believes that changes in governmental policies, programs, regulations and/or laws could materially impact our results in future periods as described previously above. They could result in significant economic disruption and adversely impact our business during the remainder of fiscal 2025 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of changes in governmental policies, programs, regulations and/or laws and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of such changes and their related financial impacts on our business cannot be estimated at this time.

Critical Accounting Policies and Estimates, Recent Accounting Pronouncements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Blue Bird evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended March 29, 2025.

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
•Pricing. Our products are sold to school districts throughout the U.S. and Canada. Each state and each Canadian province has its own set of regulations that governs the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures, and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions. Additionally, in certain cases, prices originally quoted with dealers and school districts may have become less favorable, or more unfavorable, to us given increasing inventory costs between the time the sales order was contractually agreed upon and the bus is built and delivered as a result of ongoing supply chain disruptions, general inflationary pressure and the imposition of new and/or revised trade policies and tariffs, among other factors.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023, fiscal 2024 and the first half of fiscal 2025. In response, the Company announced a number of sales price increases over this same period that applied to new sales orders and, in one limited circumstance, partially applied to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations and results. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2023, fiscal 2024 and continuing into the first half of fiscal 2025.
•Governmental grants, subsidies and/or other incentives. Funds provided by federal, state and/or local governments are often times targeted to partially, or fully, offset the higher price of alternative powered school buses. The deferral and/or elimination of such funds can impact the buying decisions of school districts and fleet customers, including impacting the volume, mix and/or timing of school bus purchases that can directly impact our revenues during a fiscal period.

Factors Affecting Our Expenses and Other Items

Our expenses and other line items on our Condensed Consolidated Statements of Operations are principally driven by the following factors:

•Cost of goods sold. The components of our cost of goods sold consist of material costs (principally powertrain components, steel and rubber, as well as aluminum and copper) including freight costs, labor expense, and overhead. Our cost of goods sold may vary from period to period due to changes in sales volume and/or mix, efforts by certain suppliers to pass through the economics associated with key commodities as well as changes in trade policies and tariffs, fluctuations in freight costs, design changes with respect to specific components, design changes with respect to specific bus models, wage increases for plant labor, productivity of plant labor, delays in receiving materials and other logistical problems, and the impact of overhead items such as utilities.
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
•Other expense/income, net. This balance includes net periodic pension expense or income as well as gains or losses on foreign currency, if any. Other amounts not associated with operating expenses may also be included in this balance.
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

Consolidated Results of Operations for the Three Months Ended March 29, 2025 and March 30, 2024:

	Three Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Net sales	$358,851	$345,915
Cost of goods sold	287,997	282,276
Gross profit	$70,854	$63,639
Operating expenses
Selling, general and administrative expenses	37,143	27,571
Operating profit	$33,711	$36,068
Interest expense	(1,813)	(2,812)
Interest income	1,258	1,054
Other income (expense), net	444	(1,968)
Income before income taxes	$33,600	$32,342
Income tax expense	(9,129)	(8,261)
Equity in net income of non-consolidated affiliates	1,575	1,942
Net income	$26,046	$26,023
Other financial data:
Adjusted EBITDA	$49,206	$45,751
Adjusted EBITDA margin	13.7%	13.2%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	March 29, 2025	March 30, 2024
Bus	$332,712	$317,959
Parts	26,139	27,956
Total	$358,851	$345,915

Gross Profit (Loss) by Segment
Bus	$57,634	$49,589
Parts	13,220	14,050
Total	$70,854	$63,639

Net sales. Net sales were $358.9 million for the second quarter of fiscal 2025, an increase of $12.9 million, or 3.7%, compared to $345.9 million for the second quarter of fiscal 2024. The increase in net sales is primarily due to a small increase in Bus unit bookings as well as Bus customer and product mix changes that were partially offset by a small decrease in Parts sales.

Bus sales increased $14.8 million, or 4.6%, reflecting a 1.8% increase in unit bookings and a 2.8% increase in average sales price per unit. In the second quarter of fiscal 2025, 2,295 units booked compared to 2,254 units booked for the same period in fiscal 2024. The small increase in unit price for the second quarter of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to customer and product mix changes, although both quarters were negatively impacted by supply chain constraints that limited the Company's ability to produce and deliver buses due to shortages of critical components.

Parts sales decreased $1.8 million, or 6.5%, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. This decrease is primarily attributed to slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $288.0 million for the second quarter of fiscal 2025, an increase of $5.7 million, or 2.0%, compared to $282.3 million for the second quarter of fiscal 2024. As a percentage of net sales, total cost of goods sold improved from 81.6% to 80.3%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures relating to the procurement of inventory as well as finalizing the union contract in May 2024, which increased the labor costs for our covered production and supply chain employees. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $6.7 million, or 2.5%, for the second quarter of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by the 1.8% increase in units booked discussed above as well as the 0.7% increase in the average cost of goods sold per unit for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures, b) ongoing supply chain disruptions that resulted in higher purchase costs for components and c) higher labor costs resulting from finalizing the union contract in May 2024. The increase was also impacted by customer and product mix changes.

The $1.0 million, or 7.1%, decrease in Parts segment cost of goods sold for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily attributable to slight variations due to product and channel mix.

Operating profit. Operating profit was $33.7 million for the second quarter of fiscal 2025, a decrease of $2.4 million compared to operating profit of $36.1 million for the second quarter of fiscal 2024. Profitability was positively impacted by an increase of $7.2 million in gross profit as outlined in the revenue and cost of goods sold discussions above. However, it was negatively impacted by an increase of $9.6 million in selling, general and administrative expenses, primarily due to an increase in a) share-based compensation expense recorded in the second quarter of fiscal 2025 relating to the retirement of our former President and Chief Executive Officer and b) labor costs.

Interest expense. Interest expense was $1.8 million for the second quarter of fiscal 2025, a decrease of $1.0 million, or 35.5%, compared to $2.8 million for the second quarter of fiscal 2024. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 7.2% at March 30, 2024 to 6.2% at March 29, 2025, as well as lower outstanding borrowings in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.

Other income (expense), net. Other income, net was $0.4 million for the second quarter of fiscal 2025, an increase of $2.4 million, or 122.6%, compared to $2.0 million of other expense, net for the same period in fiscal 2024.

During the second quarter of fiscal 2025, the Company recorded net periodic pension income of approximately $0.4 million compared with net periodic pension expense of less than $0.1 million for the same period in fiscal 2024.

Additionally, on February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share (“February Offering”).

The February Offering was conducted pursuant to a prospectus supplement, dated February 15, 2024, to the prospectus, dated December 22, 2021, included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the February Offering, it was required to pay certain expenses in connection with the February Offering that totaled approximately $1.9 million for the three months ended March 30, 2024. No such expense was incurred in the three months ended March 29, 2025.

Income taxes. Income tax expense was $9.1 million for the second quarter of fiscal 2025 compared to $8.3 million for the same period in fiscal 2024.

The effective tax rate for the three months ended March 29, 2025 was 27.2% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $49.2 million, or 13.7% of net sales, for the second quarter of fiscal 2025, an increase of $3.5 million, or 7.6%, compared to $45.8 million, or 13.2% of net sales, for the second quarter of fiscal 2024. The increase primarily relates to the $7.2 million increase in gross profit as outlined in the revenue and cost of goods sold discussions above, which was partially offset by a smaller increase in selling, general and administrative expenses, when adjusted for the impact of share-based compensation expense that is excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Net income	$26,046	$26,023
Adjustments:
Interest expense, net (1)	633	1,860
Income tax expense	9,129	8,261
Depreciation, amortization and disposals (2)	4,251	3,988
Share-based compensation expense	7,434	2,492
Stockholder transaction costs	—	1,933
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	1,713	1,195
Other	—	(1)
Adjusted EBITDA	$49,206	$45,751
Adjusted EBITDA margin (percentage of net sales)	13.7%	13.2%

(1)    Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $0.4 million and $0.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Six Months Ended March 29, 2025 and March 30, 2024:

	Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Net sales	$672,723	$663,575
Cost of goods sold	541,552	536,378
Gross profit	$131,171	$127,197
Operating expenses
Selling, general and administrative expenses	64,418	53,173
Operating profit	$66,753	$74,024
Interest expense	(3,728)	(6,443)
Interest income	2,826	2,142
Other income (expense), net	3,360	(3,189)
Loss on debt refinancing	—	(1,558)
Income before income taxes	$69,211	$64,976
Income tax expense	(17,822)	(16,707)
Equity in net income of non-consolidated affiliates	3,379	3,904
Net income	$54,768	$52,173
Other financial data:
Adjusted EBITDA	$94,959	$93,355
Adjusted EBITDA margin	14.1%	14.1%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	March 29, 2025	March 30, 2024
Bus	$620,859	$611,396
Parts	51,864	52,179
Total	$672,723	$663,575

Gross Profit by Segment
Bus	$104,806	$100,883
Parts	26,365	26,314
Total	$131,171	$127,197

Net sales. Net sales were $672.7 million for the six months ended March 29, 2025, an increase of $9.1 million, or 1.4%, compared to $663.6 million for the six months ended March 30, 2024. The increase in net sales is primarily due to a small increase in Bus unit bookings as well as Bus customer and product mix changes that were partially offset by a small decrease in Parts sales.

Bus sales increased $9.5 million, or 1.5%, reflecting a 1.0% increase in units booked and a 0.6% increase in average sales price per unit. 4,425 units booked in the six months ended March 29, 2025 compared with 4,383 units booked during the same period in fiscal 2024. The small increase in unit price for the first six months of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to customer and product mix changes, although both periods were negatively impacted by supply chain constraints that limited the Company's ability to produce and deliver buses due to shortages of critical components.

Parts sales decreased $0.3 million, or 0.6%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024. This small decrease is primarily attributed to slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $541.6 million for the six months ended March 29, 2025, an increase of $5.2 million, or 1.0%, compared to $536.4 million for the six months ended March 30, 2024. As a percentage of net sales, total cost of goods sold improved from 80.8% to 80.5%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures relating to the procurement of inventory as well as finalizing the union contract in May 2024, which increased the labor costs for our covered production and supply chain employees. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $5.5 million, or 1.1%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024. The increase was primarily driven by the 1.0% increase in units booked discussed above as well as the 0.1% increase in the average cost of goods sold per unit in the six months ended March 29, 2025 compared to the same period in fiscal 2024. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures, b) ongoing supply chain disruptions that resulted in higher purchase costs for components and c) higher labor costs resulting from finalizing the union contract in May 2024. The increase was also impacted by customer and product mix changes.

The $0.4 million, or 1.4%, decrease in parts segment cost of goods sold for the six months ended March 29, 2025 compared to the six months ended March 30, 2024 was primarily attributable to slight variations due to product and channel mix.

Operating profit. Operating profit was $66.8 million for the six months ended March 29, 2025, a decrease of $7.3 million compared to operating profit of $74.0 million for the six months ended March 30, 2024. Profitability was positively impacted by an increase of $4.0 million in gross profit as outlined in the revenue and cost of goods sold discussions. However, it was negatively impacted by an increase of $11.2 million in selling, general and administrative expenses, primarily due to an increase in a) share-based compensation expense recorded in the second quarter of fiscal 2025 relating to the retirement of our former President and Chief Executive Officer and b) labor costs.

Interest expense. Interest expense was $3.7 million for the six months ended March 29, 2025, a decrease of $2.7 million, or 42.1%, compared to $6.4 million for the six months ended March 30, 2024. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 7.2% at March 30, 2024 to 6.2% at March 29, 2025, as well as lower outstanding borrowings in the first six months of fiscal 2025 compared to the first six months of fiscal 2024.

Other income (expense), net. Other income, net was $3.4 million for the six months ended March 29, 2025, an increase of $6.5 million, or 205.4%, compared to $3.2 million of other expense, net for the six months ended March 30, 2024.

The Company recorded $0.9 million of net periodic pension income during the six months ended March 29, 2025 when compared with $0.1 million of net periodic pension expense recorded during the six months ended March 30, 2024.

Additionally, during the first quarter of fiscal 2025, the Company sold certain state emissions credits that it was not projecting to use for approximately $2.6 million, with no similar income recorded during the the first six months of fiscal 2024. The proceeds from this sale were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations as this transaction is not indicative of our normal revenue generating activities.

Finally, on December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC ("Selling Stockholder"), pursuant to which Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share ("December Offering").

On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and Selling Stockholder, pursuant to which Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share ("February Offering," and collectively with the December Offering, "Offerings").

The December Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, and the February Offering was conducted pursuant to a prospectus supplement, dated February 15, 2024, both to the prospectus dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021.

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $3.2 million for the six months ended March 30, 2024. No such expense was incurred in the six months ended March 29, 2025.

Income taxes. Income tax expense was $17.8 million for the six months ended March 29, 2025 compared to $16.7 million for the six months ended March 30, 2024.

The effective tax rate for the six months ended March 29, 2025 was 25.8% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

Adjusted EBITDA. Adjusted EBITDA was $95.0 million, or 14.1% of net sales, for the six months ended March 29, 2025, an increase of $1.6 million, or 1.7%, compared to $93.4 million, or 14.1% of net sales, for the six months ended March 30, 2024. The increase primarily relates to the a) $4.0 million increase in gross profit as outlined in the revenue and cost of goods sold discussions above and b) $2.6 million sale of certain state emissions credits included in the other income (expense), net discussion above, both of which were partially offset by a smaller increase in selling, general and administrative expenses, when adjusting for the impact of share-based compensation expense that is excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Net income	$54,768	$52,173
Adjustments:
Interest expense, net (1)	1,066	4,515
Income tax expense	17,822	16,707
Depreciation, amortization and disposals (2)	8,494	8,198
Loss on debt refinancing	—	1,558
Share-based compensation expense	9,940	4,543
Stockholder transaction costs	—	3,154
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	2,869	2,590
Other	—	(83)
Adjusted EBITDA	$94,959	$93,355
Adjusted EBITDA margin (percentage of net sales)	14.1%	14.1%

(1)    Includes $0.2 million for both six month periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $0.8 million and $0.9 million for the six months ended March 29, 2025 and March 30, 2024, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented as a single operating expense in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At March 29, 2025, the Company had $130.7 million of available cash (net of outstanding checks) and $143.3 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of March 29, 2025 set at Level I.

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

At March 29, 2025, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Cash, cash equivalents and restricted cash at beginning of period	$127,687	$78,988
Total cash provided by operating activities	54,180	54,771
Total cash used in investing activities	(14,116)	(5,643)
Total cash used in financing activities	(37,002)	(35,020)
Change in cash, cash equivalents and restricted cash	$3,062	$14,108
Cash, cash equivalents and restricted cash at end of period	$130,749	$93,096

Total cash provided by operating activities

Cash flows provided by operating activities totaled $54.2 million for the six months ended March 29, 2025, consistent with the $54.8 million of cash flows provided by operating activities during the six months ended March 30, 2024.

Total cash used in investing activities

Cash flows used in investing activities totaled $14.1 million for the six months ended March 29, 2025 as compared to $5.6 million for the six months ended March 30, 2024. The $8.5 million increase was primarily due to an increase in spending on fixed assets, as increasing recent profitability has allowed for more capital spending.

Total cash used in financing activities

Cash flows used in financing activities totaled $37.0 million for the six months ended March 29, 2025 as compared to $35.0 million for the six months ended March 30, 2024, resulting in a $2.0 million increase between fiscal periods.

During the first six months of fiscal 2025, the Company purchased $30.1 million of common stock in connection with its share repurchase program with no similar activity in the same period in fiscal 2024. Additionally, there was a $4.1 million increase in purchases of Company common stock in connection with stock award exercises in the six months ended March 29, 2025 when compared with the six months ended March 30, 2024.

During the first six months of fiscal 2024, primarily as a result of executing the Credit Agreement during this period, there was a $30.6 million increase in net term loan repayments when compared with the same period in fiscal 2025. Additionally, we paid $3.1 million of costs in completing the debt refinancing in the six months ended March 30, 2024 with no similar activity in the six months ended March 29, 2025. These cash disbursements were partially offset by a $1.2 million increase in cash received from stock option exercises in the six months ended March 30, 2024 when compared with the six months ended March 29, 2025.

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

	Six Months Ended
(in thousands of dollars)	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$54,180	$54,771
Cash paid for fixed assets	(13,616)	(5,643)
Free Cash Flow	$40,564	$49,128

Free Cash Flow for the six months ended March 29, 2025 was $8.6 million lower than for the six months ended March 30, 2024 due to a $0.6 million decrease in net cash provided by operating activities and an $8.0 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $6.7 million at March 29, 2025, the majority of which secure our self-insured workers compensation program, the collateral for which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our costs to produce, and our ability to sell, our products may be negatively impacted by changes in trade policies and tariffs

Recently proposed trade policies and tariffs could increase the cost of components we and/or our suppliers purchase from Canada, China and Mexico, which would increase our cost to produce buses and purchase parts for resale. These discussed trade policies and tariffs could expand to other foreign countries in future periods. We can provide no assurance that we would be able to successfully pass along part or all of our increased costs to our customers, particularly for those customers for which we have executed a contract containing a fixed bus price. Additionally, our ability to increase the sales price we charge for our products could impact customer purchasing decisions in future periods, resulting in them buying less, or none, of our products. We can provide no assurance that our ability to sell our products at reasonable margins, or at all, would not be impaired by the imposition of changes in trade policies and tariffs that may make it more difficult or expensive for us to purchase inventory, which could result in reduced sales, profitability and cash flows.

Changes in laws, regulations or governmental policies and programs involving grants, subsidies and/or other incentives may negatively impact our sale of alternative powered school buses

Our production plans and financial projections incorporate federal and state programs supporting adoption of clean fuel technologies into existing school bus fleets by offering grants, subsidies and/or other incentives to partially, or fully, offset the higher price of alternative powered school buses. Changes in government programs and support for these products could impact customer purchasing decisions in future periods, resulting in them buying less, or none, of our alternative powered products. While we manage our product development and production operations to support all power options we offer to our customers, which include diesel, gasoline, propane and all-electric powered school buses, our materials ordering and sales projections incorporate assumptions that the mix of school buses we will produce and sell in future periods will be impacted by customers taking advantage of assistance programs offered by federal and state governments. Changes in such programs could impact customer ordering practices, which could result in sales and/or gross profit amounts varying, potentially significantly, from our original estimates of such amounts.

The risks described in the fiscal 2024 Form 10-K and above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchase of Equity Securities

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. Under the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

The Board of Directors also authorized the Company to enter into written trading plans pursuant to Rule 10b5-1 under the Exchange Act. Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. The

Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its share repurchase program.

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

Share repurchase activity under the share repurchase program, on a trade date basis, for each month in the quarter ended March 29, 2025, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
December 29 - January 25, 2025	—	$—	—	$40.0
January 26 - February 22, 2025	299,877	35.89	299,877	29.2
February 23 - March 29, 2025	259,475	35.67	259,475	20.0
Total	559,352		559,352
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under the $60.0 million repurchase program approved on January 31, 2024 and announced on February 1, 2024 that expires on January 31, 2026.

Item 5. Other Information.

(c)    During the second quarter of fiscal 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1*	Employment Agreement effective February 17, 2025, between John Wyskiel and Blue Bird Corporation.

10.2*	Summary of Retirement Package for Philip Horlock, effective February 28, 2025.

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

Blue Bird Corporation

Dated:	May 7, 2025	/s/ John Wyskiel
John Wyskiel
President and Chief Executive Officer

Dated:	May 7, 2025	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer