Form 10-Q
period 2025-06-28
Blue Bird Corp
filed 2025-08-06
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

At August 1, 2025, 31,707,943 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	June 28, 2025	September 28, 2024
Assets
Current assets
Cash and cash equivalents	$173,066	$127,687
Accounts receivable, net	21,108	59,099
Inventories	151,042	127,798
Other current assets	15,457	8,795
Total current assets	$360,673	$323,379
Property, plant and equipment, net	$103,837	$97,322
Goodwill	18,825	18,825
Intangible assets, net	42,152	43,554
Equity investment in affiliates	35,913	32,089
Deferred tax assets	5,008	2,399
Finance lease right-of-use assets	—	332
Pension	7,070	4,649
Other assets	1,972	2,345
Total assets	$575,450	$524,894
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$150,158	$143,156
Warranty	7,190	7,166
Accrued expenses	45,391	55,775
Deferred warranty income	10,801	9,421
Finance lease obligations	—	975
Other current liabilities	10,039	14,480
Current portion of long-term debt	5,000	5,000
Total current liabilities	$228,579	$235,973
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	86,493	89,994
Warranty	9,384	9,013
Deferred warranty income	20,988	18,541
Deferred tax liabilities	—	2,783
Finance lease obligations	—	6
Other liabilities	8,159	9,020
Total long-term liabilities	$125,024	$129,357
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at June 28, 2025 and September 28, 2024	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,480,251 and 32,268,022 shares issued and outstanding at June 28, 2025 and September 28, 2024, respectively	3	3
Additional paid-in capital	195,872	185,977
Retained earnings	52,230	—
Accumulated other comprehensive loss	(26,258)	(26,416)
Total stockholders' equity	$221,847	$159,564
Total liabilities and stockholders' equity	$575,450	$524,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$398,011	$333,367	$1,070,734	$996,942
Cost of goods sold	312,083	264,014	853,635	800,392
Gross profit	$85,928	$69,353	$217,099	$196,550
Operating expenses
Selling, general and administrative expenses	35,859	29,625	100,277	82,798
Operating profit	$50,069	$39,728	$116,822	$113,752
Interest expense	(1,738)	(2,107)	(5,466)	(8,550)
Interest income	1,483	990	4,309	3,132
Other (expense) income, net	(580)	(2,729)	2,780	(5,918)
Loss on debt refinancing	—	—	—	(1,558)
Income before income taxes	$49,234	$35,882	$118,445	$100,858
Income tax expense	(12,375)	(9,938)	(30,197)	(26,645)
Equity in net (loss) income of non-consolidated affiliates	(404)	2,767	2,975	6,671
Net income	$36,455	$28,711	$91,223	$80,884

Earnings per share:
Basic weighted average shares outstanding	31,556,312	32,305,396	31,899,623	32,238,805
Diluted weighted average shares outstanding	32,581,820	33,653,447	33,023,743	33,222,354
Basic earnings per share	$1.16	$0.89	$2.86	$2.51
Diluted earnings per share	$1.12	$0.85	$2.76	$2.43
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$36,455	$28,711	$91,223	$80,884
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	53	131	158	393
Total other comprehensive income	$53	$131	$158	$393
Comprehensive income	$36,508	$28,842	$91,381	$81,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net income	$91,223	$80,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,671	10,913
Non-cash interest expense	249	305
Share-based compensation expense	12,910	7,017
Equity in net income of non-consolidated affiliates	(2,975)	(6,671)
Dividend from equity investment in affiliates	—	2,991
Loss on disposal of fixed assets	316	33
Deferred income tax (benefit) expense	(5,442)	4,165
Amortization of deferred actuarial pension losses	209	516
Loss on debt refinancing	—	1,558
Changes in assets and liabilities:
Accounts receivable	37,991	(21,432)
Inventories	(23,244)	(9,251)
Other assets	(8,709)	680
Accounts payable	7,305	(9,961)
Accrued expenses, pension and other liabilities	(10,408)	(5,987)
Total adjustments	$19,873	$(25,124)
Total cash provided by operating activities	$111,096	$55,760
Cash flows from investing activities
Cash paid for fixed assets	$(18,215)	$(10,137)
Equity investment in affiliates (Note 12)	(850)	—
Total cash used in investing activities	$(19,065)	$(10,137)
Cash flows from financing activities
Revolving credit facility borrowings	$—	$36,220
Revolving credit facility repayments	—	(36,220)
Term loan borrowings	—	100,000
Term loan repayments	(3,750)	(134,300)
Principal payments on finance leases	(981)	(440)
Cash paid for debt costs	—	(3,128)
Repurchase of common stock in connection with repurchase program (Note 13)	(38,993)	—
Repurchase of common stock in connection with stock award exercises	(4,412)	(301)
Cash received from stock option exercises	1,484	1,974
Total cash used in financing activities	$(46,652)	$(36,195)
Change in cash and cash equivalents	45,379	9,428
Cash and cash equivalents at beginning of period	127,687	78,988
Cash and cash equivalents at end of period	$173,066	$88,416

	Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$5,710	$7,856
Interest received	(4,132)	(3,131)
Income tax paid, net of tax refunds	43,594	18,856
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$1,573	$2,336
Warrants issued for equity investment in affiliate (note 12)	—	7,416
Right-of-use assets obtained in exchange for operating lease obligations	—	1,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shares	Amount	Total Stockholders' Equity
Balance, March 29, 2025	31,674,003	$3	$191,985	—	$—	$(26,311)	$24,715	—	$—	$190,392
Stock option activity	51,497	—	916	—	—	—	—	—	—	916
Share-based compensation expense	—	—	2,971	—	—	—	—	—	—	2,971
Share repurchases (Note 13)	(245,249)	—	—	—	—	—	(8,940)	—	—	(8,940)
Net income	—	—	—	—	—	—	36,455	—	—	36,455
Other comprehensive income, net of tax	—	—	—	—	—	53	—	—	—	53
Balance, June 28, 2025	31,480,251	$3	$195,872	—	$—	$(26,258)	$52,230	—	$—	$221,847

Balance, March 30, 2024	32,299,065	$3	$191,216	—	$—	$(31,622)	$(3,527)	1,782,568	$(50,282)	$105,788
Restricted stock activity	18,896	—	—	—	—	—	—	—	—	—
Stock option activity	13,200	—	223	—	—	—	—	—	—	223
Share-based compensation expense	—	—	2,430	—	—	—	—	—	—	2,430
Net income	—	—	—	—	—	—	28,711	—	—	28,711
Other comprehensive income, net of tax	—	—	—	—	—	131	—	—	—	131
Balance, June 29, 2024	32,331,161	$3	$193,869	—	$—	$(31,491)	$25,184	1,782,568	$(50,282)	$137,283

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shares	Amount	Total Stockholders' Equity
Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564
Restricted stock activity	168,852	—	(4,412)	—	—	—	—	—	—	(4,412)
Stock option activity	91,428	—	1,484	—	—	—	—	—	—	1,484
Share-based compensation expense	—	—	12,823	—	—	—	—	—	—	12,823
Share repurchases (Note 13)	(1,048,051)	—	—	—	—	—	(38,993)	—	—	(38,993)
Net income	—	—	—	—	—	—	91,223	—	—	91,223
Other comprehensive income, net of tax	—	—	—	—	—	158	—	—	—	158
Balance, June 28, 2025	31,480,251	$3	$195,872	—	$—	$(26,258)	$52,230	—	$—	$221,847

Balance, September 30, 2023	32,165,225	$3	$177,861			$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 12)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	41,011	—	(301)	—	—	—	—	—	—	(301)
Stock option activity	124,925	—	1,974	—	—	—	—	—	—	1,974
Share-based compensation expense	—	—	6,919	—	—	—	—	—	—	6,919
Net income	—	—	—	—	—	—	80,884	—	—	80,884
Other comprehensive income, net of tax	—	—	—	—	—	393	—	—	—	393
Balance, June 29, 2024	32,331,161	$3	$193,869	—	$—	$(31,491)	$25,184	1,782,568	$(50,282)	$137,283

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending September 27, 2025 ("fiscal 2025") and ended September 28, 2024 ("fiscal 2024") consist or consisted of 52 weeks. The third quarters of fiscal 2025 and fiscal 2024 both included 13 weeks. The nine month periods in fiscal 2025 and 2024 both included 39 weeks.

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

Impacts of Supply Chain Constraints on Our Business

The global automotive industry supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further exacerbated by additional stress resulting from Russia’s invasion of Ukraine in February 2022 continued to impact our business and operations during the third quarters of fiscal 2024 and 2025. Specifically, they continued to result in higher purchasing costs, including freight costs incurred to deliver critical components, to procure the raw materials inventory needed to produce buses to fulfill sales orders. Additionally, there were still occasional shortages of certain critical components that limited the number and/or mix of school buses that we could produce and sell. Nonetheless, ongoing improvements in manufacturing operations that have resulted in the consistent production of buses, when coupled with periodic pricing actions taken to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce buses, have resulted in the Company reporting gross profit and gross margin in the third quarters of fiscal 2025 and 2024 that exceeded those reported in pre-pandemic fiscal years.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the consolidated financial statements included in the Company’s fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 28, 2025.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	June 28, 2025	September 28, 2024
Raw materials	$80,486	$83,027
Work in process	38,231	32,556
Finished goods	32,325	12,215
Total inventories	$151,042	$127,798

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at beginning of period	$16,345	$15,476	$16,179	$15,434
Add current period accruals	2,856	2,414	8,092	7,267
Current period reductions of accrual	(2,627)	(2,394)	(7,697)	(7,205)
Balance at end of period	$16,574	$15,496	$16,574	$15,496
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at beginning of period	$30,448	$25,563	$27,962	$23,123
Add current period deferred income	3,861	3,547	11,127	10,107
Current period recognition of income	(2,520)	(2,057)	(7,300)	(6,177)
Balance at end of period	$31,789	$27,053	$31,789	$27,053

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $2.7 million of the outstanding contract liability during the remainder of fiscal 2025, $10.3 million in fiscal 2026, and the remaining balance thereafter.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	June 28, 2025	September 28, 2024
Current portion	$4,981	$5,008
Long-term portion	2,419	2,248
Total accrued self-insurance	$7,400	$7,256

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $6.9 million and $5.9 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $17.2 million and $15.6 million for the nine months ended June 28, 2025 and June 29, 2024, respectively. The related cost of goods sold was $6.1 million and $5.5 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $15.4 million and $14.2 million for the nine months ended June 28, 2025 and June 29, 2024, respectively.

Pension (Income) Expense

Components of net periodic pension benefit (income) expense were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest cost	$1,312	$1,484	$3,936	$4,452
Expected return on plan assets	(1,819)	(1,620)	(5,457)	(4,860)
Amortization of prior loss	70	172	209	516
Net periodic pension benefit (income) expense	$(437)	$36	$(1,312)	$108
Amortization of prior loss, recognized in other comprehensive income	(70)	(172)	(209)	(516)
Total recognized in net periodic pension benefit (income) expense and other comprehensive income	$(507)	$(136)	$(1,521)	$(408)

4. Debt

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	June 28, 2025	September 28, 2024
Term loan borrowings, net of deferred financing costs of $1,007 and $1,256, respectively	$91,493	$94,994
Less: current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$86,493	$89,994

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At June 28, 2025 and September 28, 2024, $92.5 million and $96.3 million, respectively, were outstanding on the term loans.

At June 28, 2025 and September 28, 2024, the stated interest rates on the term loans were 6.1% and 6.9%, respectively. At June 28, 2025 and September 28, 2024, the weighted-average annual effective interest rates for the term loans were 6.6% and 8.2%, respectively, which include amortization of the deferred financing costs.

At June 28, 2025, $8.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $141.7 million on the revolving line of credit.

Interest expense on all indebtedness was $1.7 million and $2.1 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $5.5 million and $8.6 million for the nine months ended June 28, 2025 and June 29, 2024, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2025	$1,250
2026	5,000
2027	5,000
2028	5,000
2029	76,250
Total remaining principal payments	$92,500

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

Three Months

The effective tax rate for the three months ended June 28, 2025 was 25.1% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Nine Months

The effective tax rate for the nine months ended June 28, 2025 was 25.5% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

6. Guarantees, Commitments and Contingencies

Litigation

At June 28, 2025, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Net sales
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Bus (1)	$372,240	$308,037	$993,099	$919,433
Parts (1)	25,771	25,330	77,635	77,509
Segment net sales	$398,011	$333,367	$1,070,734	$996,942

(1)    Parts segment revenue includes $1.6 million and $2.6 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $5.4 million and $6.9 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

Gross profit
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Bus	$73,211	$56,545	$178,017	$157,428
Parts	12,717	12,808	39,082	39,122
Segment gross profit	$85,928	$69,353	$217,099	$196,550

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment gross profit	$85,928	$69,353	$217,099	$196,550
Adjustments:
Selling, general and administrative expenses	(35,859)	(29,625)	(100,277)	(82,798)
Interest expense	(1,738)	(2,107)	(5,466)	(8,550)
Interest income	1,483	990	4,309	3,132
Other (expense) income, net	(580)	(2,729)	2,780	(5,918)
Loss on debt refinancing	—	—	—	(1,558)
Income before income taxes	$49,234	$35,882	$118,445	$100,858

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
U.S.	$352,715	$291,374	$939,946	$910,489
Canada	45,022	41,804	129,096	85,981
Rest of world	274	189	1,692	472
Total net sales	$398,011	$333,367	$1,070,734	$996,942

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Diesel buses	$125,872	$109,797	$367,855	$318,239
Alternative power buses (1)	234,373	185,453	582,757	560,944
Other (2)	12,699	13,393	44,471	42,081
Parts	25,067	24,724	75,651	75,678
Net sales	$398,011	$333,367	$1,070,734	$996,942

(1) Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG") or electric).
(2) Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$36,455	$28,711	$91,223	$80,884

Denominator:
Weighted-average common shares outstanding	31,556,312	32,305,396	31,899,623	32,238,805
Weighted-average dilutive securities, restricted stock	471,039	533,789	535,117	382,523
Weighted-average dilutive securities, stock options	214,028	357,124	231,895	277,468
Weighted-average dilutive securities, warrants	340,441	457,138	357,108	323,558
Weighted-average shares and dilutive potential common shares (1)	32,581,820	33,653,447	33,023,743	33,222,354

Earnings per share:
Basic earnings per share	$1.16	$0.89	$2.86	$2.51
Diluted earnings per share	$1.12	$0.85	$2.76	$2.43

(1) There were no potentially dilutive securities excluded from the computation of diluted earnings per share for the each of three months and nine months ended June 28, 2025 and June 29, 2024, respectively, because their effect was antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
June 28, 2025
Beginning Balance	$(26,311)	$(26,311)	$(26,416)	$(26,416)
Amounts reclassified and included in earnings	70	70	209	209
Total before taxes	70	70	209	209
Income taxes	(17)	(17)	(51)	(51)
Ending Balance June 28, 2025	$(26,258)	$(26,258)	$(26,258)	$(26,258)

June 29, 2024
Beginning Balance	$(31,622)	$(31,622)	$(31,884)	$(31,884)
Amounts reclassified and included in earnings	172	172	516	516
Total before taxes	172	172	516	516
Income taxes	(41)	(41)	(123)	(123)
Ending Balance June 29, 2024	$(31,491)	$(31,491)	$(31,491)	$(31,491)

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

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $3.2 million for the nine months ended June 29, 2024. The $3.2 million of expense is included within other (expense) income, net on the Condensed Consolidated Statements of Operations for the nine months ended June 29, 2024. No such expense was incurred in the nine months ended June 28, 2025.

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

In recognizing the Company’s 50% portion of Micro Bird's net income or loss, the Company recorded equity in net (loss) income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations totaling approximately zero and $2.8 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $4.1 million and $6.7 million for the nine months ended June 28, 2025 and June 29, 2024, respectively.

In December 2023, Micro Bird paid dividends to all common stockholders, with the Company's proportionate share totaling $3.0 million, gross of required withholding taxes. The dividend was recorded as a reduction in the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets and is presented as a cash inflow in the operating section of the Condensed Consolidated Statements of Cash Flows. No dividends were paid in the nine months ended June 28, 2025.

At June 28, 2025 and September 28, 2024, the carrying value of the Company's investment in Micro Bird included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $28.5 million and $24.4 million, respectively.

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

During the three and nine months ended June 28, 2025, the Company made $0.4 million and $0.9 million of cash contributions to CBS, respectively, and during the nine months ended June 29, 2024, the Company recorded the $7.4 million fair value of warrants it issued to the joint venture partner as its initial investment in CBS, both of which increased the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets.

In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded $(0.4) million and $(1.1) million in equity in net (loss) income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three and nine months ended June 28, 2025, respectively, while no amount was recorded in the nine months ended June 29, 2024. CBS paid no dividends in any period.

At June 28, 2025 and September 28, 2024, the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $7.4 million and $7.7 million, respectively.

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

During the three and nine months ended June 28, 2025, the Company repurchased 245,249 and 1,048,051 shares of its common stock, respectively, for $8.9 million and $39.0 million, respectively, pursuant to the share repurchase plan. The Company constructively retired these shares immediately after repurchase, with the $8.9 million and $39.0 million amount paid in excess of the $0.0001 par value of each share recorded as a reduction in retained earnings. No such repurchases were made during the nine months ended June 29, 2024. The total remaining authorization for future common stock repurchases under the Company's share repurchase program was $11.1 million as of June 28, 2025.

14. Subsequent Events

On July 4, 2025, Public Law No. 119-21, the One Big Beautiful Bill Act ("Act"), was signed into law. The Act includes comprehensive legislation addressing budget and spending matters that is intended, among others, to reduce taxes; reduce or increase spending, as applicable, for certain federal programs; increase the statutory debt limit and otherwise address certain agencies and programs throughout the federal government.

The Act permanently extends, with modifications, certain tax provisions that were enacted as part of the Tax Cut and Jobs Act ("TCJA") that became effective on January 1, 2018, but that were set to change or expire at the end of 2025. The Act also features certain modified and new tax relief measures for businesses. Additionally, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act ("IRA") clean energy tax credits and various limits on business tax deductions, that are intended to offset part of the cost of the new legislation.

The provisions of Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"), require that the effects of changes in tax laws and rates be recognized in the period in which the new legislation is enacted, which represents the date that it is signed into law. Since the enactment date of the Act occurred subsequent to the June 28, 2025 Condensed Consolidated Balance Sheet date, the Company is required to recognize the impact of the Act on its accounting for income taxes in its fourth quarter of fiscal 2025. Given the recent enactment date, when coupled with the comprehensive nature of the Act and the fact that the Treasury Department will be developing additional interpretive guidance to consider and apply to comply with certain provisions included within the Act, the Company is evaluating the potential impact on its accounting for income taxes. Accordingly, the Company is currently unable to provide an estimate of the potential impact of the Act on its fiscal 2025 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended June 28, 2025 and June 29, 2024 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Throughout this Report, we refer to the fiscal year ending September 27, 2025 as "fiscal 2025," the fiscal year ended September 28, 2024 as "fiscal 2024," the fiscal year ended September 30, 2023 as "fiscal 2023," the fiscal year ended October 1, 2022 as “fiscal 2022” and the fiscal year ended October 2, 2021 as "fiscal 2021." There will be or were 52 weeks in fiscal 2025 and fiscal 2024. The three and nine month periods of fiscal 2025 and fiscal 2024 both included 13 weeks and 39 weeks, respectively.

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

Supply chain disruptions continued into the first nine months of fiscal 2025 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges to consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin that are materially consistent with those reported in fiscal 2024.

New bus orders during fiscal 2024 and continuing into fiscal 2025 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses as discussed previously above. Accordingly, the Company's backlog remained strong at approximately 4,900 units and 3,900 units as of September 28, 2024 and June 28, 2025, respectively, despite it selling 9,000 units in fiscal 2024 and almost 6,900 units in the first nine months of fiscal 2025.

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

Impacts of Governmental Policies, Programs, Regulations and/or Laws on Our Business

Changes in trade policies and tariffs only began to materially impact our procurement costs for certain imported inventory during the three months ended June 28, 2025. However, such higher inventory purchase costs did not negatively impact our operating results or cash flows during this same period as such impact was offset by increases in the sales prices we charged for our products. However, they could materially impact our operating results and cash flows in future periods if we are unable to (i) mitigate the increased cost of (a) procuring inventory to produce buses and (b) purchasing parts for resale and/or (ii) increase the sales prices we charge for our products to partially or fully offset these cost increases. Actions we have taken, and/or are taking, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance, working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs and proactively announcing price increases to partially or fully offset our increased costs to produce buses.

In addition to supply chain constraints discussed previously above, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the first nine months of fiscal 2025. Although we noted an increase in the flow of government grant money during the three months ended June 28, 2025, the timing of some of these payments occurred too late in the quarter to adjust our production schedule to build and sell more higher priced alternative powered school buses. However, such funding should positively impact subsequent quarters in fiscal 2025 and/or our 2026 fiscal year. Nonetheless, any future decrease in such funds could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2024 Form 10-K, filed with the SEC on November 25, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended June 28, 2025.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023, fiscal 2024 and the first nine months of fiscal 2025. Additionally, the imposition of tariffs on certain imported inventory that became effective beginning in the third quarter of fiscal 2025 has further increased our inventory purchase costs. In response, the Company announced a number of sales price increases over this same period that applied to new sales orders and, in limited circumstances, to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations, results and cash flows. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2023, fiscal 2024 and continuing into the first nine months of fiscal 2025.
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

•Selling, general and administrative expenses. Our selling, general and administrative expenses include costs associated with our selling and marketing efforts, engineering, centralized finance, human resources, purchasing, information technology services, along with other administrative matters and functions. In most instances, other than direct costs associated with sales and marketing programs, the principal component of these costs is compensation expense. Changes from period to period are typically driven by the number of our employees, as well as by merit increases provided to experienced personnel.
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

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented within cost of goods sold or selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on operating lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented within cost of goods sold or selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments as well as certain charges such as (i) transaction related costs or (ii) discrete expenses related to major cost cutting and/or operational transformation initiatives. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and major cost cutting and/or operational transformation initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

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

Consolidated Results of Operations for the Three Months Ended June 28, 2025 and June 29, 2024:

	Three Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Net sales	$398,011	$333,367
Cost of goods sold	312,083	264,014
Gross profit	$85,928	$69,353
Operating expenses
Selling, general and administrative expenses	35,859	29,625
Operating profit	$50,069	$39,728
Interest expense	(1,738)	(2,107)
Interest income	1,483	990
Other expense, net	(580)	(2,729)
Income before income taxes	$49,234	$35,882
Income tax expense	(12,375)	(9,938)
Equity in net (loss) income of non-consolidated affiliates	(404)	2,767
Net income	$36,455	$28,711
Other financial data:
Adjusted EBITDA	$58,479	$48,246
Adjusted EBITDA margin	14.7%	14.5%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	June 28, 2025	June 29, 2024
Bus	$372,240	$308,037
Parts	25,771	25,330
Total	$398,011	$333,367

Gross Profit (Loss) by Segment
Bus	$73,211	$56,545
Parts	12,717	12,808
Total	$85,928	$69,353

Net sales. Net sales were $398.0 million for the third quarter of fiscal 2025, an increase of $64.6 million, or 19.4%, compared to $333.4 million for the third quarter of fiscal 2024. The increase in net sales is primarily due to an increase in Bus unit bookings, Bus customer and product mix changes and cumulative Bus price increases, including an increase that was intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the third quarter of fiscal 2025, as well as a small increase in Parts sales.

Bus sales increased $64.2 million, or 20.8%, reflecting a 14.7% increase in unit bookings and a 5.4% increase in average sales price per unit. In the third quarter of fiscal 2025, 2,467 units booked compared to 2,151 units booked for the same period in fiscal 2024. The increase in unit price for the third quarter of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs.

Parts sales increased $0.4 million, or 1.7%, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. This increase is primarily attributed to price increases implemented to offset increases in inventory costs that were partially offset by slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $312.1 million for the third quarter of fiscal 2025, an increase of $48.1 million, or 18.2%, compared to $264.0 million for the third quarter of fiscal 2024. As a percentage of net sales, total cost of goods sold improved from 79.2% to 78.4%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory as well as finalizing the union contract in May 2024, which increased the labor costs for our covered production and supply chain employees. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $47.5 million, or 18.9%, for the third quarter of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by the 14.7% increase in units booked discussed above as well as a 3.7% increase in the average cost of goods sold per unit for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the third quarter of fiscal 2025, b) ongoing supply chain disruptions that resulted in higher purchase costs for components and c) higher labor costs resulting from finalizing the union contract in May 2024. The increase was also impacted by customer and product mix changes.

The $0.5 million, or 4.2%, increase in Parts segment cost of goods sold for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was attributable to increased product costs due to inflationary pressures and tariffs, which were partially offset by slight variations due to product and channel mix.

Operating profit. Operating profit was $50.1 million for the third quarter of fiscal 2025, a increase of $10.3 million compared to operating profit of $39.7 million for the third quarter of fiscal 2024. Profitability was positively impacted by an increase of $16.6 million in gross profit as outlined in the revenue and cost of goods sold discussions above. However, it was negatively impacted by an increase of $6.2 million in selling, general and administrative expenses, primarily due to an increase in a) research and development expense in the third quarter of fiscal 2025 and b) labor costs.

Interest expense. Interest expense was $1.7 million for the third quarter of fiscal 2025, a decrease of $0.4 million, or 17.5%, compared to $2.1 million for the third quarter of fiscal 2024. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 7.2% at June 29, 2024 to 6.1% at June 28, 2025, as well as lower outstanding borrowings in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.

Other income (expense), net. Other expense, net was $0.6 million for the third quarter of fiscal 2025, a decrease of $2.1 million, or 78.7%, compared to $2.7 million of other expense, net for the same period in fiscal 2024.

During the third quarter of fiscal 2025, the Company recorded net periodic pension income of approximately $0.4 million compared with net periodic pension expense of less than $0.1 million for the same period in fiscal 2024.

Additionally, on May 23, 2024, eligible members of the United Steelworkers Union ("USW") voted to ratify a three-year collective bargaining agreement ("CBA") with Blue Bird Body Company ("BBBC"), a wholly-owned subsidiary of Blue Bird Corporation.

Among other items, the CBA requires the payment of a (i) lump-sum payment to certain employees who were not eligible for an annual wage increase because their hourly wage rate exceeded the rate required by the terms of the CBA as well as (ii) one-time $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Perry, Georgia facilities at the time the CBA was executed. During the third quarters of both fiscal 2025 and 2024, the Company paid the above applicable amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation was competitive with that of unionized employees performing comparable job functions. These payments totaled $1.1 million and $2.7 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and were recorded in other expense, net because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold.

Income taxes. Income tax expense was $12.4 million for the third quarter of fiscal 2025 compared to $9.9 million for the same period in fiscal 2024.

The effective tax rate for the three months ended June 28, 2025 was 25.1% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $58.5 million, or 14.7% of net sales, for the third quarter of fiscal 2025, an increase of $10.2 million, or 21.2%, compared to $48.2 million, or 14.5% of net sales, for the third quarter of fiscal 2024. The increase primarily relates to the increase in gross profit, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as outlined in the revenue and cost of goods sold discussions above that was partially offset by a smaller increase in selling, general and administrative expenses, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Net income	$36,455	$28,711
Adjustments:
Interest expense, net (1)	326	1,214
Income tax expense	12,375	9,938
Depreciation, amortization and disposals (2)	4,363	4,055
Share-based compensation expense	2,971	2,474
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	1,989	1,852
Other	—	2
Adjusted EBITDA	$58,479	$48,246
Adjusted EBITDA margin (percentage of net sales)	14.7%	14.5%

(1)    Includes $0.1 million for both fiscal periods, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

(2)    Includes $0.4 million and $0.3 million for the three months ended June 28, 2025 and June 29, 2024, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Nine Months Ended June 28, 2025 and June 29, 2024:

	Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Net sales	$1,070,734	$996,942
Cost of goods sold	853,635	800,392
Gross profit	$217,099	$196,550
Operating expenses
Selling, general and administrative expenses	100,277	82,798
Operating profit	$116,822	$113,752
Interest expense	(5,466)	(8,550)
Interest income	4,309	3,132
Other income (expense), net	2,780	(5,918)
Loss on debt refinancing	—	(1,558)
Income before income taxes	$118,445	$100,858
Income tax expense	(30,197)	(26,645)
Equity in net income of non-consolidated affiliates	2,975	6,671
Net income	$91,223	$80,884
Other financial data:
Adjusted EBITDA	$153,438	$141,601
Adjusted EBITDA margin	14.3%	14.2%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	June 28, 2025	June 29, 2024
Bus	$993,099	$919,433
Parts	77,635	77,509
Total	$1,070,734	$996,942

Gross Profit by Segment
Bus	$178,017	$157,428
Parts	39,082	39,122
Total	$217,099	$196,550

Net sales. Net sales were $1,070.7 million for the nine months ended June 28, 2025, an increase of $73.8 million, or 7.4%, compared to $996.9 million for the nine months ended June 29, 2024. The increase in net sales is primarily due to an increase in Bus unit bookings, Bus customer and product mix changes and cumulative Bus price increases, including an increase that was intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the third quarter of fiscal 2025, as well as a small increase in Parts sales.

Bus sales increased $73.7 million, or 8.0%, reflecting a 5.5% increase in units booked and a 2.4% increase in average sales price per unit. 6,892 units booked in the nine months ended June 28, 2025 compared with 6,534 units booked during the same period in fiscal 2024. The increase in unit price for the first nine months of fiscal 2025 compared to the same period in fiscal 2024 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs.

Parts sales increased $0.1 million, or 0.2%, for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024. This small increase is primarily attributed to price increases implemented to offset increases in inventory costs that were partially offset by slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $853.6 million for the nine months ended June 28, 2025, an increase of $53.2 million, or 6.7%, compared to $800.4 million for the nine months ended June 29, 2024. As a percentage of net sales, total cost of goods sold improved from 80.3% to 79.7%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory as well as finalizing the union contract in May 2024, which increased the labor costs for our covered production and supply chain employees. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $53.1 million, or 7.0%, for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024. The increase was primarily driven by the 5.5% increase in units booked discussed above as well as the 1.4% increase in the average cost of goods sold per unit in the nine months ended June 28, 2025 compared to the same period in fiscal 2024. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the third quarter of fiscal 2025, b) ongoing supply chain disruptions that resulted in higher purchase costs for components and c) higher labor costs resulting from finalizing the union contract in May 2024. The increase was also impacted by customer and product mix changes.

The $0.2 million, or 0.4%, increase in parts segment cost of goods sold for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024 was primarily attributable to increased product costs due to inflationary pressures and tariffs, which were partially offset by slight variations due to product and channel mix.

Operating profit. Operating profit was $116.8 million for the nine months ended June 28, 2025, an increase of $3.1 million compared to operating profit of $113.8 million for the nine months ended June 29, 2024. Profitability was positively impacted by an increase of $20.5 million in gross profit as outlined in the revenue and cost of goods sold discussions. However, it was negatively impacted by an increase of $17.5 million in selling, general and administrative expenses, primarily due to an increase in a) share-based compensation expense recorded in the second quarter of fiscal 2025 relating to the retirement of our former President and Chief Executive Officer, b) labor costs and c) research and development expense.

Interest expense. Interest expense was $5.5 million for the nine months ended June 28, 2025, a decrease of $3.1 million, or 36.1%, compared to $8.6 million for the nine months ended June 29, 2024. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 7.2% at June 29, 2024 to 6.1% at June 28, 2025, as well as lower outstanding borrowings in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024.

Other income (expense), net. Other income, net was $2.8 million for the nine months ended June 28, 2025, an increase of $8.7 million, or 147.0%, compared to $5.9 million of other expense, net for the nine months ended June 29, 2024.

The Company recorded $1.3 million of net periodic pension income during the nine months ended June 28, 2025 when compared with $0.1 million of net periodic pension expense recorded during the nine months ended June 29, 2024.

Also, during the first quarter of fiscal 2025, the Company sold certain state emissions credits that it was not projecting to use for approximately $2.6 million, with no similar income recorded during the the first nine months of fiscal 2024. The proceeds from this sale were recorded in other income, net as this transaction is not indicative of our normal revenue generating activities.

Additionally, on May 23, 2024, eligible members of the USW voted to ratify a three-year CBA with BBBC. Among other items, the CBA requires the payment of a (i) lump-sum payment to certain employees who were not eligible for an annual wage increase because their hourly wage rate exceeded the rate required by the terms of the CBA as well as (ii) one-time $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Perry, Georgia facilities at the time the CBA was executed. During the third quarters of both fiscal 2025 and 2024, the Company paid the above applicable amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation was competitive with that of unionized employees performing comparable job functions. These payments totaled $1.1 million and $2.7 million for the three and nine months ended June 28, 2025 and June 29, 2024, respectively, and were recorded in other expense, net because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold.

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

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the Offerings, it was required to pay certain expenses in connection with the Offerings that totaled approximately $3.2 million for the nine months ended June 29, 2024. No such expense was incurred in the nine months ended June 28, 2025.

Income taxes. Income tax expense was $30.2 million for the nine months ended June 28, 2025 compared to $26.6 million for the nine months ended June 29, 2024.

The effective tax rate for the nine months ended June 28, 2025 was 25.5% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

Adjusted EBITDA. Adjusted EBITDA was $153.4 million, or 14.3% of net sales, for the nine months ended June 28, 2025, an increase of $11.8 million, or 8.4%, compared to $141.6 million, or 14.2% of net sales, for the nine months ended June 29, 2024. The increase primarily relates to the a) increase in gross profit, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as outlined in the revenue and cost of goods sold discussions above and b) $2.6 million sale of certain state emissions credits included in the other income (expense), net discussion above, both of which were partially offset by a smaller increase in selling, general and administrative expenses, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Net income	$91,223	$80,884
Adjustments:
Interest expense, net (1)	1,392	5,729
Income tax expense	30,197	26,645
Depreciation, amortization and disposals (2)	12,858	12,253
Loss on debt refinancing	—	1,558
Share-based compensation expense	12,910	7,017
Stockholder transaction costs	—	3,154
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	4,858	4,442
Other	—	(81)
Adjusted EBITDA	$153,438	$141,601
Adjusted EBITDA margin (percentage of net sales)	14.3%	14.2%

(1)    Includes $0.2 million and $0.3 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $1.1 million and $1.3 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At June 28, 2025, the Company had $173.1 million of available cash (net of outstanding checks) and $141.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of June 28, 2025 set at Level I.

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

Detailed descriptions of the Amended Credit Agreement are set forth under "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, filed with the SEC on November 25, 2024.

At June 28, 2025, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Cash, cash equivalents and restricted cash at beginning of period	$127,687	$78,988
Total cash provided by operating activities	111,096	55,760
Total cash used in investing activities	(19,065)	(10,137)
Total cash used in financing activities	(46,652)	(36,195)
Change in cash, cash equivalents and restricted cash	$45,379	$9,428
Cash, cash equivalents and restricted cash at end of period	$173,066	$88,416

Total cash provided by operating activities

Cash flows provided by operating activities totaled $111.1 million for the nine months ended June 28, 2025, an increase of $55.3 million from the $55.8 million of cash flows provided by operating activities during the nine months ended June 29, 2024.

The increase primarily resulted from the effect of net changes in operating assets and liabilities that positively impacted operating cash flows by $62.7 million during the nine months ended June 28, 2025 when compared with the nine months ended June 29, 2024. The primary drivers in this category were favorable changes in accounts receivable and accounts payable of $59.4 million and $17.3 million, respectively, that were partially offset by an unfavorable change in inventory of $14.0 million, as follows:

•A shift in our customer mix resulted in an increase in the accounts receivable balance towards the end of fiscal 2024, including at the end of the third quarter of fiscal 2024, when compared with the end of fiscal 2023. Specifically, we had a significant increase in fleet revenue towards the end of fiscal 2024 relating to school buses that were delivered to coincide with the start of the new school year, with such revenue representing the majority of sales we make on credit. During the nine months ended June 28, 2025, the accounts receivable balances relating to fiscal 2024 fleet revenue were collected, representing a significant cash inflow. There were no similar significant collections of fiscal 2023 accounts receivable balances during the nine months ended June 29, 2024.

•There was an increase in accounts payable (a source of cash) and a larger net increase in inventory (a use of cash) during the nine months ended June 28, 2025 when compared with the nine months ended June 29, 2024. These changes were driven by an increase in the volume of buses we are producing in fiscal 2025 when compared with fiscal 2024 as well as an increase in the cost of procuring inventory that is attributable to inflationary pressures resulting from ongoing supply chain disruptions and the imposition of tariffs beginning during the third quarter of fiscal 2025. Finally, during the third quarter of fiscal 2025, we elected to strategically acquire larger quantities of certain critical components that have longer lead times and could impact our production schedule in future periods if not manufactured by our suppliers and delivered to us in a timely manner, with no similar activity in the third quarter of fiscal 2024.

Total cash used in investing activities

Cash flows used in investing activities totaled $19.1 million for the nine months ended June 28, 2025 as compared to $10.1 million for the nine months ended June 29, 2024. The $8.9 million increase was primarily due to an increase in spending on fixed assets, as increasing recent profitability has allowed for more capital spending.

Total cash used in financing activities

Cash flows used in financing activities totaled $46.7 million for the nine months ended June 28, 2025 as compared to $36.2 million for the nine months ended June 29, 2024, resulting in a $10.5 million increase between fiscal periods.

During the first nine months of fiscal 2025, the Company purchased $39.0 million of common stock in connection with its share repurchase program with no similar activity in the same period in fiscal 2024. Additionally, there was a $4.1 million increase in purchases of Company common stock in connection with stock award exercises in the nine months ended June 28, 2025 when compared with the nine months ended June 29, 2024.

During the first nine months of fiscal 2024, primarily as a result of executing the Credit Agreement during this period, there was a $30.6 million increase in net term loan repayments when compared with the same period in fiscal 2025. Additionally, we paid $3.1 million of costs in completing the debt refinancing in the nine months ended June 29, 2024 with no similar activity in the nine months ended June 28, 2025.

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

	Nine Months Ended
(in thousands of dollars)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$111,096	$55,760
Cash paid for fixed assets	(18,215)	(10,137)
Free Cash Flow	$92,881	$45,623

Free Cash Flow for the nine months ended June 28, 2025 was $47.3 million higher than for the nine months ended June 29, 2024 due to a $55.3 million increase in net cash provided by operating activities that was partially offset by an $8.1 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $8.3 million at June 28, 2025 that secure our a) self-insured workers compensation program and b) performance obligations relating to certain environmental matters, the collateral for both of which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our costs to produce, and our ability to sell, our products may be negatively impacted by changes in trade policies and tariffs

Recently proposed trade policies and tariffs could increase the cost of components we and/or our suppliers purchase from Canada, China and Mexico, which would increase our cost to produce buses and purchase parts for resale. These proposed trade policies and tariffs could expand to other foreign countries in future periods. We can provide no assurance that we would be able to successfully pass along part or all of our increased costs to our customers, particularly for those customers for which we have executed a contract containing a fixed bus price. Additionally, our ability to increase the sales price we charge for our products could impact customer purchasing decisions in future periods, resulting in them buying less, or none, of our products. We can provide no assurance that our ability to sell our products at reasonable margins, or at all, would not be impaired by the imposition of changes in trade policies and tariffs that may make it more difficult or expensive for us to purchase inventory, which could result in reduced sales, profitability and cash flows.

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

Share repurchase activity under the share repurchase program, on a trade date basis, for each month in the quarter ended June 28, 2025, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 30 - April 26, 2025	73,400	$34.08	73,400	$17.5
April 27 - May 24, 2025	70,150	36.17	70,150	15.0
May 25 - June 28, 2025	101,699	38.36	101,699	11.1
Total	245,249		245,249
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under the $60.0 million repurchase program approved on January 31, 2024 and announced on February 1, 2024 that expires on January 31, 2026.

Item 5. Other Information.

(c)    During the third quarter of fiscal 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Blue Bird Corporation

Dated:	August 6, 2025	/s/ John Wyskiel
John Wyskiel
President and Chief Executive Officer

Dated:	August 6, 2025	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer