Form 10-K
period 2025-09-27
Blue Bird Corp
filed 2025-11-24
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025

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

At March 29, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,033.9 million based on the closing sales price of $32.93 as reported on The NASDAQ Global Market on March 28, 2025. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At November 19, 2025, there were 31,714,959 outstanding shares of the registrant’s $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

BLUE BIRD CORPORATION
FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Blue Bird Corporation (“Blue Bird” or the “Company”) for the fiscal year ended September 27, 2025 (“Report”) contains forward-looking statements. Except as otherwise indicated by the context, references in this Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements in this Report, including those made by management of the Company, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “estimate,” “project,” “budget,” “forecast,” “seek,” “target,” “anticipate,” “believe,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding the Company’s future financial results, research and trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

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
•future impacts resulting from changes in governmental policies, programs, regulations and/or laws, which include or could include, among other effects:
◦the imposition of new and/or revised trade policies and tariffs, which could increase the cost of components we and/or our suppliers purchase that would impact our cost to produce buses and purchase parts for resale; increase the prices we charge for our products to pass along part or all of our increased purchase costs; and/or impact the purchasing decisions of our customers that could result in them buying less, or none, of our products in future periods;
◦reductions in governmental grants, subsidies and/or other incentives, which would result in a decrease in funds that are used by school districts and fleet customers to partially, or fully, offset the higher price of alternative powered school buses and could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods; and
◦changes in current or future emissions regulations, which could increase the costs of powertrain components that we purchase from major suppliers and would impact our cost to produce buses and purchase parts for resale; increase the prices we charge for our products to pass along part or all of our increased purchase costs; and/or impact the purchasing decisions of our customers that could result in them buying less, or none, of our products in future periods.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and as a result are obligated to file or furnish, as applicable, annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these documents and other information available free of charge on our website (https://www.blue-bird.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Report. In addition, the SEC maintains a website (https://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

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

The periodic reports we file with, or furnish to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website: https://investors.blue-bird.com. This includes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports. Section 16 filings made with the SEC by any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website. We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC may also be found at the SEC’s website at https://www.sec.gov. The Company’s Common Stock is traded on The NASDAQ Global Market under the symbol “BLBD.”

The corporate governance information on our website includes our Corporate Governance Principles, Code of Conduct and Ethics and the Charters for each of the Committees of our Board of Directors. Any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.

In addition to the information contained in this Report, information about our Company can be found at https://investors.blue-bird.com, including extensive information about our management team, our products and our corporate governance.

The foregoing information regarding content on our website is for convenience only and is not deemed to be incorporated by reference into this Report or filed with the SEC.

Overview

We are the leading independent designer and manufacturer of school buses, with more than 619,000 buses sold since our formation in 1927.

We review and present our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sale of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer ("CEO") of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit. Refer to Note 11, Segment Information, to the accompanying consolidated financial statements for additional financial information regarding our reportable segments including the primary geographic areas in which we earn revenues.

Throughout this Report, we refer to the fiscal year ended September 27, 2025 as “fiscal 2025,” the fiscal year ended September 28, 2024 as “fiscal 2024” and the fiscal year ended September 30, 2023 as “fiscal 2023.” There were 52 weeks in fiscal 2025, fiscal 2024, and fiscal 2023.

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

•Propane and Gasoline — In fiscal 2024, we extended our exclusive collaboration with Ford Component Sales and Roush CleanTech for cleaner powered school buses to 2030, further strengthening Blue Bird’s industry leadership in low- and zero-emission student transportation.

As part of this collaboration that began in 2012, Ford Component Sales supplies its 7.3L V8 engine exclusively to us, while Roush CleanTech integrates this compact, durable and easy-to-maintain engine into low-emission powertrain options for propane and gasoline powered school buses. Since 2012, Blue Bird has deployed more than 40,000 alternative fuel powered school buses.

The demand for Blue Bird’s propane powered school buses has steadily increased over the past decade. Our propane engine is 90 percent cleaner than the most stringent current federal emission standards set by the U.S. Environmental Protection Agency ("EPA"). New and even stricter emission standards will take effect in 2027, with our near zero-emission, propane powered school buses already exceeding those emission standards currently.

•Electric — Blue Bird is the first major school bus manufacturer to market, and we believe is presently the clear leader in, electric bus sales among all major original equipment manufacturers ("OEM"). We have partnered with Cummins, one of our long-standing engine suppliers, to design and develop our electric vehicle offering. We offer electric solutions in both our Type C and Type D buses and commenced delivery to customers in the fiscal year ended September 29, 2018 ("fiscal 2018"). In fiscal 2024, we delivered our 2,000th electric school bus. With demand and interest continuing to grow, we have taken, and will continue to take, actions to expand our electric vehicle production capacity.

2.Diesel — Blue Bird works closely with Cummins on diesel engines, which continue to be the power source for the majority of buses sold in the school bus industry.

3.Product Initiatives — We continue to update and improve our products.

•During fiscal 2024, we announced, and began taking actions to implement, the most comprehensive safety upgrades to our school buses in the Company’s history.

Blue Bird is equipping new school buses with a series of industry-first safety features, enhancing the safety of school children and school bus drivers. For the first time in student transportation history, new Blue Bird buses are equipped with three-point seat belts as standard protection for all student passengers, starting in the first quarter of fiscal 2025. Other seat options are still available to meet specific customer needs. As an additional industry first, Blue Bird is safeguarding school bus drivers with the introduction of 4Front, a steering wheel deployed air bag, starting in the first quarter of our fiscal year ending October 3, 2026 ("fiscal 2026"). Blue Bird collaborated with IMMI, an employee-owned, leading global supplier of advanced safety systems and restraints based in Indiana, to develop these industry-leading safety enhancements in student transportation.

Blue Bird will also begin implementing a series of improvements to increase the performance of the school bus and its safety on the road. To improve visibility for the bus driver and other motorists, Blue Bird will adopt high-intensity LED lighting on the outside and inside of the bus, high-resolution front and rear cameras, as well as lighted stop arms, lighted school bus signs, and strobe lights. Blue Bird will also begin implementing high-tech systems to improve vehicle safety, including collision mitigation systems being added to the currently-standard electronic stability control.

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

•During fiscal 2024, the U.S. Department of Energy ("DOE") Office of Manufacturing and Energy Supply Chains (“MESC”) selected Blue Bird to receive an approximate $80 million grant to convert a former manufacturing site for diesel powered motorhomes into a new manufacturing facility to build buses of all powertrains including electric and low-emissions vehicles (the “MESC grant”). The MESC grant originally represented approximately 50 percent of the total approximate $160 million investment required to complete the conversion project. Negotiations concluded and the MESC grant was finalized at the end of calendar year 2024. Upon inauguration of the new presidential administration at the beginning of calendar year 2025, the DOE initiated a review of all previously awarded grants under the MESC program for consistency with the goals and objectives of the new administration, with such review still ongoing. However, Blue Bird has updated its plans to increase its own investment in the project to allow for an expanded facility that will further its capabilities to continue producing buses containing all powertrains offered, including, but not limited to, electric and low-emissions vehicles, as demanded by the market, and to continue and expand domestic manufacturing operations in Fort Valley, Georgia.

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

Bus Segment

Our buses are sold through an extensive network of 44 U.S. and Canadian dealer locations that, in their territories, are exclusive to our Company on Type C and Type D school buses. We also sell directly to major fleet operators, the U.S. government, state governments and authorized dealers in certain limited foreign countries.

In fiscal 2025, we sold 9,409 buses throughout the world. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our unit volumes.

Approximately 92.6% of our buses sold in fiscal 2025 were sold through distributors and dealers. The Company holds no equity or control position in any of the distributors or dealers.

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

In September 2025, Micro Bird opened a facility in Plattsburgh, New York, and began producing small and mid-size commercial buses. Similar to Type A school buses, the commercial buses are produced on a traditional chassis provided by either Ford or GM or on an electric chassis produced by a Micro Bird subsidiary.

Parts Segment

Parts are key for routine maintenance, replacement of parts that are damaged in service, and replacement of parts that suffer from wear and tear throughout the useful life of the vehicle.

In fiscal 2025, parts sales represented 7.0% of Company net sales.

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

The U.S. and Canadian school bus industry for Type C and Type D buses has averaged approximately 30,500 unit sales annually (for the period from October through September of the subsequent year) between 1985 and 2025. Unit sales during 2025 are projected to be about 31,000, an increase of 30.8% when compared with 2024. Management understands that in the second half of 2024, one of the Company's primary competitors experienced significant challenges associated with a new product launch that impacted the units that it could manufacture and deliver, as it sold approximately 4,700 fewer units during the period from April 2024 through September 2024 when compared with the comparable period in the previous year. However, during 2025, the competitor resolved its issues and returned to a more normal manufacturing level. When compared to 2023, industry unit sales for 2025 increased 6.9%. Accordingly, management believes that the year-over-year fluctuations in annual industry sales involving 2024 are primarily the result of an event that was isolated in nature and is not indicative of demand, or other issues, within the overall school bus industry. Additionally, all three years were impacted by supply chain constraints that resulted in shortages of certain critical components that hindered the production of units across the school bus industry to meet strong demand for buses.

Source: Historical registration data are based on R.L. Polk vehicle registration data.

Excluding the isolated incident discussed previously above that impacted industry sales during 2024 that management does not believe is indicative of decreased demand in the school bus industry, the low point in the industry occurred in 2011, at approximately 23,800 units, and was the result of the decline in the U.S. economy and, in particular, the collapse of the housing market in 2008 and 2009. Property taxes are the primary source of funds for school bus purchases and were impacted in the 2010-2011 period as a result of the substantial recession in the U.S. economy in general, and housing market in particular, preceding and during that period.

The school bus industry fully recovered from the downturn in 2010-2011 and from 2016 to 2019 operated at levels approximately 10% higher than the long-term average, supported by positive demographic trends, pent-up demand from several years of below-trend bus sales, and a growing tax base for education-related spending. In 2020, countermeasures taken to battle the novel coronavirus known as "COVID-19" included virtual and hybrid schooling in many jurisdictions throughout the U.S. and Canada. The uncertainty of when and how schools would open materially affected demand within the Type C and Type D school bus industry in the second half of the Company's fiscal year ended October 3, 2020 ("fiscal 2020") that continued into the first half of the Company's fiscal year ended October 2, 2021 ("fiscal 2021'). However, demand for Type C and Type D school buses strengthened substantially throughout the remainder of 2021 as COVID-19 vaccines were administered and many school jurisdictions returned to in-person learning environments. Nonetheless, subsequent supply chain shortages for certain components, such as microchips and products containing resins, that are critical to the manufacture of school buses, depressed sales during the latter half of fiscal 2021 and throughout the Company's fiscal year ended October 1, 2022 ("fiscal 2022"). Although management began to see improvements in the challenges caused by supply chain disruptions during fiscal 2023 and continuing into fiscal 2024 and fiscal 2025, there were still occasional shortages of certain components, as well as ongoing volatility in raw materials costs.

Our management believes, based on our models, that Type C and Type D school bus registrations will return to a similar level as has been experienced over recent pre-pandemic years (2016-2019) once the supply chain constraints are fully addressed. We believe that (i) since the start of the pandemic and continuing through the subsequent period that has been significantly impacted by supply chain disruptions (i.e., in particular, the cumulative period beginning in the last half of fiscal 2020 and continuing through fiscal 2024), the industry has been operating below its historical long-term average of approximately 30,500 unit sales per year, and (ii) there are over 145,000 buses in the U.S. and Canadian fleets that have been in service for 15 or more years. Despite the 2025 increase in unit sales to a level that approximates the historical long-term average, management believes that supply chain disruptions during 2025 continue to challenge the school bus industry's ability to return to the level of registrations experienced in 2007 and 2016 through 2019.

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

In addition to strong property tax collections, additional funding for school buses is being made available through federal funding programs, including, but not limited to, the EPA’s Clean School Bus Program ("CSBP"). Through the Bipartisan Infrastructure Law, the CSBP provided $5 billion in funding over five years to school districts and fleet operators to replace existing school buses with zero-emission and low-emission models. Specifically, $2.5 billion of the funds were allocated solely for the purchase of electric powered buses, while the remaining $2.5 billion of funds were allocated for the purchase of low and zero-emission school buses, including buses that are propane or electric powered.

In October 2022, the EPA announced the awarding of approximately $965 million as part of its first round of funding for the CSBP, with approximately $865 million actually awarded to-date. Over 2,300 zero- and low-emission school buses were ordered by award recipients during the first round, of which the Company received orders for over 500 school buses.

In January 2024, the EPA announced the recipients of the second round of funding for the CSBP, which awarded nearly $1 billion in the form of competitive grants to over 230 school districts that will help award recipients purchase approximately 2,700 clean school buses, over 95% of which will be electric. The Company and its dealer network submitted grant applications on behalf of certain school district customers and also assisted certain other school district customers with completing and submitting their own grant applications. To date, the Company has received over 440 orders for both propane and electric powered school buses.

In May 2024, the EPA announced the recipients of the third round of funding for the CSBP, which awarded over $800 million in rebates to nearly 450 school districts that will fund over 3,200 zero- and low-emission school buses, approximately 88% of which will be electric. To date, the Company has received over 490 orders for both propane and electric powered school buses.

In September 2024, the EPA announced it would provide an additional $965 million for its fourth round of funding for the CSBP and accepted applications for this round of funding, with award recipients expected to be announced in May 2025. Although such funds were not removed from the first budget of the new presidential administration that took office at the beginning of calendar year 2025, there has been no further communication regarding the status of this round of funding. Accordingly, it is currently not known whether or not the EPA will move forward awarding funds from this round of the CSBP.

Finally, in January 2025, the Clean Heavy Duty Vehicle Program funded through the Infrastructure Investment and Jobs Act ("IIJA") announced over $380 million in funding to 35 award recipients for over 1,275 electric school buses. To date, the Company has received over 50 orders for school buses from this program.

In addition to federal funding, many states have also announced significant levels of funding for electric school buses. For example, in California, the Zero Emission School Bus and Infrastructure program allocated $375 million for qualifying zero-emission school buses and $125 million for infrastructure and associated costs. In New York, the New York School Bus Incentive Program provided $500 million to fund the acquisition of new electric school buses and charging infrastructure beginning in 2022.

Also, in August 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA authorized a $369 billion investment in energy security and combating climate change. This funding included or includes, as applicable, up to $40,000 in tax credits for zero-emission commercial vehicles, which expired in September 2025; up to $100,000 in tax credits for heavy-duty charging infrastructure; and $2 billion for grants to support electric and fuel cell manufacturing. In July 2024, the Company was selected to receive an approximate $80 million MESC grant from the DOE to convert a former manufacturing site for diesel powered motorhomes into a new manufacturing facility to build buses of all powertrains including electric and low-emissions vehicles. The MESC grant originally represented approximately 50 percent of the total approximate $160 million investment required to complete the conversion project. The award selection and funding negotiations between the DOE and Blue Bird were finalized at the end of calendar year 2024. Upon inauguration of the new presidential administration at the beginning of calendar year 2025, the DOE initiated a review of all previously awarded grants under the MESC program for consistency with the goals and objectives of the new administration, with such review still ongoing. However, Blue Bird has updated its plans to increase its own investment in the project to allow for an expanded facility that will further its capabilities to continue producing buses containing all powertrains offered, including, but not limited to, electric and low-emissions vehicles, as demanded by the market, and to continue and expand domestic manufacturing operations in Fort Valley, Georgia.

We believe our leadership in alternative power options, coupled with this external funding, provides a strong foundation to continue to increase sales of our propane, gasoline and electric powered bus platforms.

Our Competitive Strengths

We believe that our competitive strengths are derived from the following factors:

Reputation for safety, product quality/reliability/durability, and drivability. Our longevity and reputation in the school bus industry have made us an iconic American brand. We are the only principal manufacturer with chassis and body production specifically designed for school bus applications in the U.S. and the only school bus company to offer as a standard feature compliance with certain industry recognized safety tests - Colorado Rack Test and the Kentucky Pole Test - as a standard specification across our entire product line.

Alternative powered bus leadership. We believe we are the market leader in propane, gasoline and electric powered buses, having sold approximately 64% of all alternative powered school buses from fiscal 2015 through fiscal 2025. In fiscal 2025, we sold 5,275 propane, gasoline and electric powered buses, as market demand for alternative powered buses remained robust. To maintain our leadership position, we continue to expand the available features requested by our customers and during fiscal 2022, added a hydraulic braking system with electronic stability control and a fuel-fired heater for cold-weather markets to our Type C electric powered bus offering. Additionally, during fiscal 2023, we opened the Electric Vehicle Build-up Center, a transformed 40,000 square foot facility at the Fort Valley, Georgia manufacturing plant, designed to meet increasing demand for electric school buses.

Innovative product leadership. We believe we have consistently led the school bus industry with innovative product leadership through several industry firsts, including the first unique school bus chassis and the first OEM-manufactured propane powered bus. In the Company's fiscal year ended October 1, 2016 ("fiscal 2016"), years ahead of our competition, we launched the industry's first gasoline powered Type C bus (utilizing an exclusive Ford engine and transmission and Roush CleanTech fuel usage evaporative emissions certification) and we were first-to-market with electronic stability control. In the Company's fiscal year ended September 29, 2018 ("fiscal 2018"), we sold our first Type D electric vehicles and in the fiscal year ended September 28, 2019 ("fiscal 2019"), we introduced our Type C electric vehicle. In fiscal 2025, we sold 901 Type C and Type D electric vehicles, an increase of 28.0% when compared with prior year.

Strong distribution model. We have built an extensive, experienced network of 44 dealer locations to distribute our buses across the U.S. and Canada, and during recent years have significantly enhanced our relationships with large fleet operators. Our dealers have an average tenure of more than 34 years with us and do not sell competing Type C or Type D school bus products in the areas assigned to them by us.

Highly-skilled and committed workforce. We benefit from a highly-skilled, committed hourly workforce of approximately 1,640 employees who support our customized assembly operations at our 900,000 square foot integrated chassis manufacturing and body assembly facility and 340,000 square foot component fabrication facility. Our employees are trained to maximize production efficiency by following customized processes developed by us.

Strong management team. We are led by a highly experienced and committed management team with an established track record in the U.S. and Canadian school bus and heavy-duty vehicle industries.

Sales Volume

In fiscal 2025, we sold 9,409 Type C and Type D buses, including 9,025 school buses and 384 Government Services Administration ("GSA") buses. Our Type C school bus accounted for 82% of unit sales and our Type D school bus accounted for 14% of unit sales. GSA and export buses, which can be ordered with either the Type C or Type D chassis, accounted for the remaining 4% of unit sales.

Our Dealer Network

In fiscal 2025, we sold approximately 92.6% of our vehicles through our U.S. and Canadian dealer network, currently consisting of 44 dealer locations that, in their territories, are exclusive to us with Type C and D school buses. School buses sold in the U.S. and Canada through our dealer network are purchased by school districts and private schools, as well as small and medium size contractors that provide services to school districts on a fee basis. Bus purchases and contractor fees are funded through local school district budgets. Purchases of school buses are typically made through a bid process at the district or state level, with dealers coordinating this process. Dealers develop collaborative relationships with school districts, district transportation directors, and key officials in their states.

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

Our purchasing department continually works to improve our purchasing processes by rationalizing the supplier base and by implementing improved control processes. We regularly perform supplier audits and, when necessary, will meet with under-performing suppliers in order to enhance performance. At September 27, 2025, we had in place long-term supply contracts (addressing both component price and supply) covering approximately 65% of the value of our purchases from suppliers, including long-term agreements with our major single-source suppliers.

As a result of ongoing supply chain disruptions that began in the latter half of fiscal 2021 and continued through fiscal 2025, we have experienced supplier shortages, which were significant at times, of critical components, which prevented the Company from initiating or completing, as applicable, the production process for certain units that were otherwise scheduled to be delivered to customers during fiscal 2021, fiscal 2022 and, to a lesser extent, fiscal 2023 through fiscal 2025. For further details and discussion about the impact of these supply chain disruptions, refer to the "Impact of Supply Chain Constraints on Our Business" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

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

Facilities

Our corporate headquarters are located in Macon, Georgia and we have an additional small satellite office in Troy, Michigan. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled, and an inventory warehouse that supplies these plants in Perry, Georgia. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.1 million square feet), Perry, Georgia (approximately 0.1 million square feet), Troy, Michigan (approximately 5 thousand square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facilities in Drummondville, Quebec, Canada (approximately 0.2 million square feet) and Plattsburgh, New York (approximately 0.2 million square feet).

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

Attraction, Development, and Retention

We strive to attract and retain the best available talent in every job based on the knowledge, skills and abilities each person possesses. We are an equal opportunity employer and make employment decisions on the basis of merit.

We are committed to compliance with all applicable laws providing equal employment opportunities. This commitment applies to everyone involved in Company operations and prohibits unlawful discrimination in all forms.

We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the opportunities for all employees.

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

Employees

At September 27, 2025, we employed 2,012 employees, of which 2,008 were full-time.

On May 22, 2023, the National Labor Relations Board (“NLRB”) certified the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union, AFL-CIO, CLC (“USW”) as the exclusive bargaining representative for a bargaining unit of the Company’s full-time and regular part-time production, maintenance, quality control, and warehouse employees at the Company’s Fort Valley and Macon, Georgia locations (with the Macon, Georgia warehouse subsequently relocated to Perry, Georgia), with certain exceptions. In May 2024, a three year collective bargaining agreement ("CBA") was executed with the USW, which covers more than 1,580 employees as of September 27, 2025.

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

•halting a material number of global manufacturing operations resulting from permanent and temporary plant shut-downs; and

•changing global workplace conditions resulting from "shelter-in-place" orders and "work-from-home" employer policies.

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

Beginning in fiscal 2022 and continuing through fiscal 2025, the ongoing pressure on the global supply chain was further exacerbated as a result of Russia’s invasion of Ukraine towards the end of February 2022. Both countries have large quantities of minerals and other natural resources that impact commodity costs, such as diesel fuel, steel, rubber and resin, among others, and the conflict has further restricted access to inventory that is at least partially dependent upon such commodities, primarily for the Company’s suppliers. Such restricted access has, in certain cases, limited our ability to obtain critical component parts and/or resulted in us paying premium prices for freight and to access the limited supply of inventory.

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

We operate in a highly competitive domestic market. Our principal competitors are Thomas Built Bus (owned by Daimler Trucks North America) and IC Bus (owned by International Motors, LLC and former known as Navistar, Inc.), which, at the consolidated level, have potential access to more technical, financial and marketing resources than the Company. Our competitors may develop or gain access to products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. IC Bus and Thomas Built Bus both sell electric powered school buses and offer, or have announced intentions to offer, gasoline powered school buses. This brings both competitors into direct competition with several of our alternative powered product offerings. Our competitors may achieve cost savings or be able to withstand a substantial downturn in the market because their businesses are consolidated with other vehicle lines. In addition, our competitors could be, and have been in the past, vertically integrated by designing and manufacturing their own components (including engines) to reduce their costs. The school bus market does not have “Buy America” regulations, so competitors or new entrants to the market could manufacture school buses in more cost-effective jurisdictions and import them to the U.S. to compete with us. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales, profitability and cash flows.

Our business can be cyclical, which has had, and could have future, adverse effects on our sales and results of operations and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

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

Our costs to produce, and our ability to sell, our products may be negatively impacted by changes in trade policies and tariffs.

Recently enacted and/or proposed trade policies and tariffs have increased and/or could increase the cost of components we and/or our suppliers purchase from Canada, China and Mexico, which have increased and/or could increase our cost to produce buses and purchase parts for resale. These enacted and/or proposed trade policies and tariffs could expand to other foreign countries in future periods. We can provide no assurance that we will be able to successfully pass along part or all of our increased costs to our customers, particularly for those customers for which we have executed a contract containing a fixed bus price. Additionally, our ability to increase the sales price we charge for our products could impact customer purchasing decisions in future periods, resulting in them buying less, or none, of our products. We can provide no assurance that our ability to sell our products at reasonable margins, or at all, would not be impaired by the imposition of changes in trade policies and tariffs that may make it more difficult or expensive for us to purchase inventory, which could result in reduced sales, profitability and cash flows.

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

Potential environmental issues have been identified at our facility in Fort Valley, Georgia, including the solid waste management units at the facility’s old landfill. Potential remediation costs and obligations could require the expenditure of capital and, if greater than expected, or in excess of applicable insurance coverage, could have a material adverse effect on our results of operations, liquidity or financial condition. We are cooperating with the Georgia Environmental Protection Division and have conducted a site-wide investigation under the current hazardous waste management law. Substantially all investigations of suspect areas have been completed. Implementation of a corrective action plan has commenced, which will consist of re-surfacing the landfill cap, re-grading a portion of the lot in close proximity to the landfill, ongoing monitoring, and ground water use restrictions for the old landfill. There are currently no proposed remediation actions to be included in the corrective action plan. Based on the data generated from the latest site investigation, we believe our environmental risks have been reduced substantially, but not eliminated.

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

We have recently initiated actions to terminate our defined benefit pension plan during fiscal 2026 and the amount of pension funding required in connection with the termination could be significant due to, among other factors, decreasing interest rates, investments that do not achieve adequate returns and/or the degree of our success in our negotiations with the insurance company from which we will purchase group annuity contracts to pay pension obligations due to participants in future years.

During fiscal 2025, we began executing a plan that will result in the termination of our frozen defined benefit pension plan (“Pension Plan”) qualified with the Internal Revenue Service during fiscal 2026. Upon making such decision, we transitioned all Pension Plan assets, which were previously comprised primarily of equity and longer-termed fixed income securities, to a money market fund comprised of high quality, highly liquid investments, primarily issued by the U.S. government, having maturities of less than one year to ensure the preservation of principal. While such assets are not as prone to the risk of significant fluctuations in fair value, the return that they earn is more exposed to changes in shorter-term interest rates. A decrease in such interest rates during fiscal 2026 would result in both a reduction in the value of assets and an increase in the amount of pension obligations due to participants during the plan termination process. Additionally, we will have to negotiate with insurance companies on the cost of the group annuity contracts that we plan to purchase to pay the pension obligations due to participants in future years. The funding required in fiscal 2026 in connection with the plan termination is dependent on the return earned by assets placed in trusts for this plan, the level of interest rates used to determine pension obligations due to participants in future periods and the degree of our success in our negotiations with the insurance company from which we purchase group annuity contacts. An adverse impact from any or all of the above discussed factors could result in a significant amount of pension funding during the termination process in fiscal 2026, which would negatively impact our cash flows. Additionally, the plan termination will have a material impact on both our profitability and financial position in fiscal 2026 as we will be required to recognize in our consolidated statements of operations the significant amount of losses deferred in the equity account entitled accumulated other comprehensive loss in connection with the transaction.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our business.

We have a material amount of indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We can provide no assurance that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities for growth, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

In addition, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured and/or unsecured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. Incurring additional indebtedness could increase the risks associated with our current indebtedness, including our ability to service our indebtedness.

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

Changes in laws, regulations or governmental policies and programs involving grants, subsidies and/or other incentives may negatively impact our sale of alternative powered school buses.

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

Our dealers and customers benefit from their relationships with Huntington, which provides (i) floorplan financing for certain of our network dealers and (ii) vehicle lease and other financing options to certain school districts and large fleet customers. Although we neither assume any balance sheet risk nor receive any direct economic benefit from Huntington, we could be materially adversely affected if Huntington was unable to provide this financing and our dealers and other customers were unable to obtain alternate financing, at least until a replacement for Huntington was identified. Huntington faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide financing and leasing to our dealers and certain other customers. Because Huntington serves as an additional source of leasing and financing options for dealers and certain customers, an impairment of Huntington’s ability to provide such financial services could negatively affect our efforts to expand our market penetration among customers that rely on these financial services to acquire new school buses and dealers that seek financing.

We rely heavily on trade secrets to gain a competitive advantage in the market and in the event of the unenforceability of our nondisclosure agreements, our operations may adversely affected.

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

The manufacture of Type A school buses and commercial buses is conducted by the Micro Bird joint venture that we do not control and cannot operate solely for our benefit.

The manufacture of Type A school buses and commercial buses is carried out by a 50/50 Canadian joint venture, Micro Bird, which we do not control or consolidate. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to foster our relationships with co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our joint venture.

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

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet, concentrated in our bus segment and specifically related to the dealer network and our trade name. These long-lived assets are required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness; a significant decline in economic conditions or a slow, weak economic recovery; sustained declines in the price of our common stock; adverse changes in the regulatory environment; adverse changes in the market share of our products; adverse changes in interest rates or other factors leading to reductions in the long-term sales or profitability that we expect.

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

A cybersecurity program, leveraging industry best-practice frameworks for guidance, has been developed and maintained to help prevent and defend against these cybersecurity threats. To help cover potential damage and financial loss due to a cybersecurity incident, we maintain cybersecurity and other insurance policies that align with our disaster recovery and incident response plans. However, we can provide no assurance that our cybersecurity program is sufficient to prevent or mitigate every cybersecurity threat that exists. We can also provide no assurance that our insurance policies will cover every cybersecurity incident and/or will be adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks. Finally, such insurance policies may not continue to be available in amounts and/or on terms acceptable to us, or at all.

Other Risk Factors Relating to an Investment in Our Common Stock

Our only significant asset is ownership of 100% of the capital stock of Blue Bird Body Company and we do not currently intend to pay cash dividends on our common stock. Consequently, stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have no direct operations and no significant assets other than the ownership of 100% of the capital stock of Blue Bird Body Company. We depend on Blue Bird Body Company and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our common stock, if any. Legal and contractual restrictions in agreements governing our current indebtedness, as well as our financial condition and operating requirements, may limit our ability to obtain cash from Blue Bird Body Company and its subsidiaries. While we are permitted to pay dividends in certain circumstances under our credit facility, as long as we are in compliance with our obligations under the credit facility, we do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant.

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

On May 28, 2015 and March 12, 2020, we registered 3,700,000 and 1,500,000 common stock shares, respectively, representing the shares of common stock issuable under the Blue Bird Corporation Amended and Restated 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) and, pursuant to Rule 416(c) under the Securities Act of 1933, as amended ("Securities Act"), an indeterminable number of additional shares of common stock issuable under the Incentive Plan, as such amount may be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions. At September 27, 2025, there were 293,304 common stock shares remaining to be issued under the Incentive Plan.

On December 23, 2024, we filed an automatic shelf Registration Statement on Form S-3 that allows the Company to sell an undisclosed amount, in any combination, of several different types of securities, including shares of common stock, from time to time in one or more offerings. The number of shares is indeterminable and is dependent on whether or not common stock is a security being sold in a future offering and, if so, the amount of capital we are attempting to raise and the price at which the shares of common stock can be sold. Any such sale of shares may also be adjusted as a result of stock splits, stock dividends, recapitalizations, anti-dilution provisions and similar transactions.

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

We utilize a third-party cybersecurity consulting firm that provides strategic and tactical security support, including, but not limited to, a Virtual Chief Information Security Officer ("vCISO"). The vCISO works with and provides strategic guidance to the Vice President of Information Technology, including preparing and/or presenting key information to the Company's Audit Committee or Board of Directors, as necessary.

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

Item 2.     Properties

Our corporate headquarters are located in Macon, Georgia and we have an additional small satellite office in Troy, Michigan. Our Bus segment operates a fabrication plant and an integrated chassis manufacturing and body assembly plant in Fort Valley, Georgia, where components for Type C, Type D, and specialty buses are manufactured and assembled, and an inventory warehouse that supplies these plants in Perry, Georgia. Our Parts segment operates a parts distribution center located in Delaware, Ohio. We own our facilities in Fort Valley, Georgia (approximately 1.5 million square feet). We lease facilities in Macon, Georgia (approximately 0.1 million square feet), Perry, Georgia (approximately 0.1 million square feet), Troy, Michigan (approximately 5 thousand square feet) and Delaware, Ohio (approximately 0.1 million square feet). Our Micro Bird joint venture leases its facilities in Drummondville, Quebec, Canada (approximately 0.2 million square feet) and Plattsburgh, New York (approximately 0.2 million square feet).

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the NASDAQ Global Market under the symbol “BLBD.” At November 19, 2025, there were 65 holders of record of the Company’s common stock. Management of the Company believes that there are in excess of 26,000 beneficial holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at September 27, 2025, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	116,624	$16.20	293,304
(1)    There are no equity compensation plans not approved by stockholders.
(2)    Securities available for future issuance may take the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards, and/or other stock-based awards.

Performance Graph

The following performance graph and related information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Russell 3000 Index as the broad-based index. The following stock performance graph compares the total stockholder return of an investment of $100 in cash from October 3, 2020 through September 27, 2025.

Stock Performance Graph
600
500
400
300
200
100
0
Index Value
October 3, 2020
October 2, 2021
October 1, 2022
September 30, 2023
September 28, 2024
September 27, 2025
Blue Bird Corporation
Russell 3000
Peer Group (1)

	Cumulative Total Return
	October 3, 2020	October 2, 2021	October 1, 2022	September 30, 2023	September 28, 2024	September 27, 2025
Blue Bird Corporation	100	177	69	177	402	481
Russell 3000	100	132	106	125	166	192
Peer Group	100	147	96	128	154	223

(1) Peer Group
Astec Industries Inc.	Commercial Vehicle Group Inc.	Douglas Dynamics, Inc.
Federal Signal Corp.	NFI Group Inc.	Rev Group Inc.
Thor Industries Inc.	Wabash National Corp

Other than Lion Electric Company, which had its common stock delisted from the New York and Toronto Stock Exchanges during the early months of calendar year 2025, Blue Bird was and is the only publicly traded school bus company. As such, our peer group is not constructed on a line-of-business basis. Given our business model and brand recognition, we believe that the specialty vehicle OEMs and branded industrial companies that we have selected represent the most comparable publicly traded companies to Blue Bird. While Lion Electric Company was included within Blue Bird's peer group, it is not included in the chart above given that its common stock was publicly traded only from May 2021 to February 2025. Additionally, NFI Group Inc. is traded on the Toronto Stock Exchange in Canadian Dollars. The hypothetical investment in NFI Group Inc. assumes investing $100 U.S. Dollars to acquire shares on October 3, 2020. The value of such shares at each of the above dates is then translated from Canadian Dollars to U.S. Dollars for inclusion in the peer group index.

Issuer Repurchase of Equity Securities

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. On August 5, 2025, the Board of Directors of the Company authorized and approved a second share repurchase program for up to $100 million of outstanding shares of the Company’s common stock, expiring January 1, 2028. Under both share repurchase programs, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

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

Share repurchase activity under the share repurchase programs, on a trade date basis, for each fiscal month in the quarter ended September 27, 2025, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
June 29 - July 26, 2025	3,302	$42.02	3,302	$10.9
July 27 - August 23, 2025	8,684	43.01	8,684	110.6
August 24 - September 27, 2025	401	55.03	401	110.5
Total	12,387		12,387
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

Item 6.     [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023 and related notes appearing elsewhere in this Report. Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subjected to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

Executive Overview

Blue Bird is the leading independent designer and manufacturer of school buses. Our longevity and reputation in the school bus industry have made Blue Bird an iconic American brand. We distinguish ourselves from our principal competitors by dedicating our focus to the design, engineering, manufacture and sale of school buses, and related parts. As the only manufacturer of chassis and body production specifically designed for school bus applications in the U.S., Blue Bird is recognized as an industry leader for school bus innovation, safety, product quality/reliability/durability, efficiency, and lower operating costs. In addition, Blue Bird is the market leader in alternative powered product offerings with its propane powered, gasoline powered, and all-electric powered school buses.

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type C and Type D school buses. Blue Bird also sells directly to major fleet operators, the U.S. government, state governments, and authorized dealers in certain limited foreign countries.

Impact of Supply Chain Constraints on Our Business

During the second half of fiscal 2021, the Company, and automotive industry as a whole, began experiencing significant supply chain constraints that arose subsequent to the COVID-19 pandemic. Additionally, the already challenged global supply chain for automotive parts was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022. Specifically, they resulted in higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders, that outpaced the sales prices that we charged for the buses we sold during these periods.

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

Supply chain disruptions continued into fiscal 2025 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, the lessons learned, and resulting actions taken, by management over the past three fiscal years allowed the Company to better navigate these supply chain challenges to consistently produce buses to fulfill sales orders. Ongoing improvements in manufacturing operations, when coupled with periodic pricing actions taken by the Company to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce the buses, allowed the Company to report gross profit and gross margin that were better than those reported in fiscal 2024.

New bus orders during fiscal 2024 and continuing into fiscal 2025 remained robust, primarily due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses as discussed previously above. Accordingly, the Company's backlog remained strong at approximately 4,800 units and 3,070 units as of September 28, 2024 and September 27, 2025, respectively, despite selling 9,000 units in fiscal 2024 and over 9,400 units in fiscal 2025.

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

Impacts of Governmental Policies, Programs, Regulations and/or Laws on Our Business

Changes in trade policies and tariffs began to materially impact our procurement costs for certain imported inventory during the second half of fiscal 2025. However, such higher inventory purchase costs did not negatively impact our operating results or cash flows during this same period as such impact was offset by increases in the sales prices we charged for our products. However, they could materially impact our operating results and cash flows in future periods if we are unable to (i) mitigate the increased cost of (a) procuring inventory to produce buses and (b) purchasing parts for resale and/or (ii) increase the sales prices we charge for our products to partially or fully offset these cost increases. Actions we have taken, and/or are taking, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance, working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs and proactively announcing price increases to partially or fully offset our increased costs to produce buses.

In addition to supply chain constraints discussed previously above, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the first nine months of fiscal 2025. Although we noted an increase in the flow of government grant money during the second half of fiscal 2025, the timing of some of these payments occurred too late in the year to adjust our production schedule to build and sell more higher priced alternative powered school buses. However, such funding should positively impact subsequent quarters in fiscal 2026 and perhaps beyond. Nonetheless, any future decrease in such funds could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods.

Management believes that changes in governmental policies, programs, regulations and/or laws could materially impact our results in future periods as described previously above. They could result in significant economic disruption and adversely impact our business during future periods. Significant uncertainty exists concerning the magnitude of the impact and duration of changes in governmental policies, programs, regulations and/or laws and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of such changes and their related financial impacts on our business cannot be estimated at this time. See PART I, Item 1A. "Risk Factors," of this Report for a discussion of the material risks we believe we face particularly related to governmental policies, programs, regulations and/or laws.

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
•Pricing. Our products are sold to school districts throughout the U.S. and Canada. Each state and each Canadian province has its own set of regulations that govern the purchase of products, including school buses, by their school districts. We and our dealers must navigate these regulations, purchasing procedures, and the districts’ specifications in order to reach mutually acceptable price terms. Pricing may or may not be favorable to us, depending upon a number of factors impacting purchasing decisions. Additionally, in certain cases, prices originally quoted with dealers and school districts may have become less favorable, or more unfavorable, to us given increasing inventory costs between the time the sales order was contractually agreed upon and the bus is built and delivered as a result of ongoing supply chain disruptions, general inflationary pressures and/or changes in trade policies and tariffs.
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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during all of fiscal 2022 and continuing, to a lesser extent, into fiscal 2023, fiscal 2024 and fiscal 2025. Additionally, the imposition of tariffs on certain imported inventory that became effective during the second half of fiscal 2025 has further increased our inventory purchase costs. In response, the Company announced a number of sales price increases over this same period that applied to new sales orders and, in limited circumstances, to backlog orders that were both intended to mitigate the impact of rising purchase costs on our operations, results and cash flows. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2023, fiscal 2024 and continuing into fiscal 2025.
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

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented as a single operating expense within cost of goods sold or selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on lease liabilities; income taxes; and depreciation and amortization including the component of operating lease expense (which is presented as a single operating expense within cost of goods sold or selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments as well as certain charges such as (i) transaction related costs or (ii) discrete expenses related to major cost cutting and/or operational transformation initiatives. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as transaction related costs and major cost cutting and/or operational transformation initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

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

Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as alternatives to net income or loss as an indicator of our performance or as alternatives to any other measure prescribed by U.S. GAAP as there are limitations to using such non-GAAP measures. Although we believe that Adjusted EBITDA and Adjusted EBITDA Margin may enhance an evaluation of our operating performance because they exclude the impact of prior decisions made about capital investment, financing, and certain other significant initiatives or transactions, (i) other companies in Blue Bird’s industry may define Adjusted EBITDA and Adjusted EBITDA Margin differently than we do and, as a result, they may not be comparable to similarly titled measures used by other companies in Blue Bird’s industry, and (ii) Adjusted EBITDA and Adjusted EBITDA Margin exclude certain financial information that some may consider important in evaluating our performance.

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

Our Segments

We manage our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sale of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. Financial information is reported on the basis that it is used internally by the CODM in evaluating segment performance and deciding how to allocate resources to segments. The President and CEO of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the fiscal years ended September 27, 2025 and September 28, 2024:

(in thousands)	2025	2024
Net sales	$1,480,099	$1,347,154
Cost of goods sold	1,176,586	1,090,998
Gross profit	$303,513	$256,156
Operating expenses
Selling, general and administrative expenses	136,347	116,825
Operating profit	$167,166	$139,331
Interest expense	(7,202)	(10,579)
Interest income	6,194	4,136
Other income (expense), net	3,406	(4,394)
Loss on debt refinancing or modification	—	(1,558)
Income before income taxes	$169,564	$126,936
Income tax expense	(43,926)	(33,228)
Equity in net income of non-consolidated affiliate(s)	2,082	11,839
Net income	$127,720	$105,547
Other financial data:
Adjusted EBITDA	$221,336	$182,909
Adjusted EBITDA Margin	15.0%	13.6%

The following provides the results of operations of Blue Bird's two reportable segments:

(in thousands)	2025	2024
Net Sales by Segment
Bus	$1,377,125	$1,242,885
Parts	102,974	104,269
Total	$1,480,099	$1,347,154

Gross Profit by Segment
Bus	$251,748	$203,791
Parts	51,765	52,365
Total	$303,513	$256,156

Net sales. Net sales were $1,480.1 million for fiscal 2025, an increase of $132.9 million, or 9.9%, compared to $1,347.2 million for fiscal 2024. The increase in net sales is primarily due to an increase in Bus unit bookings, Bus customer and product mix changes and cumulative Bus price increases, including increases that were intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs during the second half of fiscal 2025, which were partially offset by a small decrease in Parts sales.

Bus sales increased $134.2 million, or 10.8%, reflecting a 4.5% increase in units booked and a 6.0% increase in average sales price per unit. In fiscal 2025, 9,409 units were booked compared to 9,000 units booked for fiscal 2024. The increase in units sold was primarily due to product and customer mix changes as well as slight improvements in supply chain constraints impacting the Company's ability to produce and deliver buses due to shortages of critical components during fiscal 2025 compared to fiscal 2024. The increase in average unit sales price was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs.

Parts sales decreased $1.3 million, or 1.2%, for fiscal 2025 compared to fiscal 2024. This small decrease is primarily attributed to slight variations due to product and channel mix that were slightly larger than price increases that were implemented to offset increases in inventory costs.

Cost of goods sold. Total cost of goods sold was $1,176.6 million for fiscal 2025, an increase of $85.6 million, or 7.8%, compared to $1,091.0 million for fiscal 2024. As a percentage of net sales, total cost of goods sold decreased from 81.0% to 79.5%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory as well as finalizing the union contract in May 2024, which increased the labor costs for our covered production and supply chain employees. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $86.3 million, or 8.3%, for fiscal 2025 compared to fiscal 2024. The increase was primarily attributable to the 4.5% increase in units booked discussed above as well as the 3.6% increase in the average cost of goods sold per unit in fiscal 2025 compared to fiscal 2024. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs during the second half of fiscal 2025, b) ongoing supply chain disruptions that resulted in higher purchase costs for components and c) higher labor costs resulting from finalizing the union contract in May 2024. The increase was also impacted by customer and product mix changes.

The $0.7 million, or 1.3%, decrease in parts segment cost of goods sold for fiscal 2025 compared to fiscal 2024 was primarily due to slight variations due to product and channel mix that were slightly larger than increased product costs driven by inflationary pressures and tariffs.

Operating profit. Operating profit was $167.2 million for fiscal 2025, an increase of $27.8 million, or 20.0%, compared to $139.3 million for fiscal 2024. Profitability was positively impacted by an increase of $47.4 million in gross profit, as outlined in the revenue and cost of goods sold discussions above. However, it was negatively impacted by an increase of $19.5 million in selling, general and administrative expenses, primarily due to an increase in a) share-based compensation expense recorded in the second quarter of fiscal 2025 relating to the retirement of our former President and CEO, b) labor costs and c) research and development expense.

Interest expense. Interest expense was $7.2 million for fiscal 2025, a decrease of $3.4 million, or 31.9%, compared to $10.6 million for fiscal 2024. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 6.9% at September 28, 2024 to 6.1% at September 27, 2025, as well as lower outstanding borrowings during fiscal 2025 when compared with fiscal 2024.

Other expense/income, net. Other income, net, was $3.4 million for fiscal 2025, an increase of $7.8 million, or 177.5%, compared to $4.4 million of other expense, net, in fiscal 2024.

We recorded $1.7 million of net periodic pension income during fiscal 2025 when compared with $0.1 million of net periodic pension expense recorded during fiscal 2024.

Also, during fiscal 2025 and fiscal 2024, the Company sold certain state emissions credits that it was not projecting to use for approximately $2.6 million and $1.5 million, respectively. The proceeds from these sales were recorded in other income (expense), net in the Consolidated Statements of Operations as this transaction is not indicative of our normal revenue generating activities.

Additionally, on May 23, 2024, eligible members of the USW voted to ratify a three-year CBA with Blue Bird Body Company ("BBBC"), a subsidiary of the Company. Among other items, the CBA requires the payment of a (i) lump-sum payment to certain employees who are not eligible for an annual wage increase because their hourly wage rate exceeds the rate required by the terms of the CBA as well as (ii) one-time $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Macon, Georgia facilities at the time the CBA was executed. During the third quarters of both fiscal 2025 and 2024, the Company paid the above applicable amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation was competitive with that of unionized employees performing comparable job functions. These payments totaled $1.1 million and $2.7 million during fiscal 2025 and fiscal 2024, respectively, and were recorded in other income (expense), net in the Consolidated Statements of Operations because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold.

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

On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and the 2024 Selling Stockholder, pursuant to which the 2024 Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share ("February Offering," and collectively with the December Offering, the "2024 Offerings").

The December Offering was conducted pursuant to a prospectus supplement, dated December 14, 2023, and the February Offering was conducted pursuant to a prospectus supplement, dated February 15, 2024, both to the prospectus dated December 22, 2021 included in the Company’s registration statement on Form S-3 (File No. 333-261858) that was initially filed with the SEC on December 23, 2021 ("December 2021 Prospectus").

The December Offering closed on December 19, 2023 and the February Offering closed on February 21, 2024. Although the Company did not sell any shares or receive any proceeds from the 2024 Offerings, it was required to pay certain expenses in connection with these transactions that totaled approximately $3.2 million in fiscal 2024. No similar expense was recorded during fiscal 2025.

Income taxes. Income tax expense was $43.9 million for fiscal 2025 and $33.2 million for fiscal 2024.

The effective tax rate for fiscal 2025 was 25.9% and differed from the statutory Federal income tax rate of 21.0%.  The increase was primarily due to the impacts of state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from discrete period items.

The effective tax rate for fiscal 2024 was 26.2% and differed from the statutory Federal income tax rate of 21.0%. The increase was primarily due to the impacts of state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items.

Adjusted EBITDA. Adjusted EBITDA was $221.3 million, or 15.0% of net sales, for fiscal 2025, an increase of $38.4 million, or 21.0%, compared to $182.9 million, or 13.6% of net sales, for fiscal 2024. The increase primarily results from the a) increase in gross profit, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as outlined in the revenue and cost of goods sold discussions above and b) $1.1 million increase in the sale of certain state emissions credits included in the other income (expense), net discussion above, both of which were partially offset by a smaller increase in selling, general and administrative expenses, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the fiscal years presented:

(in thousands)	2025	2024
Net income	$127,720	$105,547
Adjustments:
Interest expense, net (1)	1,318	6,847
Income tax expense	43,926	33,228
Depreciation, amortization, and disposals (2)	17,223	16,736
Loss on debt refinancing or modification	—	1,558
Share-based compensation expense	14,785	8,609
Clean Bus Solutions impairment	7,394	—
Stockholder transaction costs	—	3,154
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	8,970	7,362
Other	—	(132)
Adjusted EBITDA	$221,336	$182,909
Adjusted EBITDA Margin (percentage of net sales)	15.0%	13.6%

(1)    Includes $0.3 million and $0.4 million for fiscal 2025 and fiscal 2024, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense within cost of goods sold or selling, general and administrative expenses on our Consolidated Statements of Operations.
(2)    Includes $1.6 million for both fiscal 2025 and fiscal 2024, representing amortization charges on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense within cost of goods sold or selling, general and administrative expenses on our Consolidated Statements of Operations.

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

During fiscal 2024, the Company sold certain state emissions credits that it was not projecting to use for approximately $1.5 million, with no similar income recorded during fiscal 2023. The proceeds from this sale were recorded in other income (expense), net in the Consolidated Statements of Operations as this transaction is not indicative of our normal revenue generating activities.

Also, on May 23, 2024, eligible members of the USW voted to ratify a three-year CBA with BBBC. Among other items, the CBA required the payment of a $750 signing bonus to the approximate 1,500 covered workers in our Fort Valley and Macon, Georgia facilities as well as a lump-sum payment to certain employees who were not eligible for the approximate 12%, on average, year one wage increase because their current hourly wage rate exceeded the rate required by the terms of the CBA. During fiscal 2024, the Company paid the above amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation was competitive with that of unionized employees performing comparable job functions. These payments totaled $2.7 million in fiscal 2024 and were recorded in other income (expense), net in the Consolidated Statements of Operations because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and is expensed within cost of goods sold. There was no similar expense recorded during fiscal 2023.

Additionally, on December 14, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and the 2024 Selling Stockholder, pursuant to which the 2024 Selling Stockholder agreed to sell 2,500,000 shares of common stock at a purchase price of $25.10 per share. On February 15, 2024, the Company entered into an underwriting agreement with Barclays Capital Inc., as representative of the several underwriters and the 2024 Selling Stockholder, pursuant to which the 2024 Selling Stockholder agreed to sell 4,042,650 shares of common stock at a purchase price of $32.90 per share.

The 2024 Offerings were conducted pursuant to prospectus supplements, dated December 14, 2023 and February 15, 2024, respectively, to the December 2021 Prospectus. The 2024 Offerings closed on December 19, 2023 and February 21, 2024, respectively.

Finally, on June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P., and Blackwell Partners LLC – Series A (collectively, the "2023 Selling Stockholders"), pursuant to which the 2023 Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share. On September 11, 2023, the Company entered into another underwriting agreement with Barclays Capital, Inc. and the 2023 Selling Stockholders, pursuant to which the 2023 Selling Stockholders agreed to sell 2,500,000 shares of common stock, at a purchase price of $21.00 per share (collectively, the "2023 Offerings").

The 2023 Offerings were conducted pursuant to prospectus supplements, dated June 7, 2023 and September 11, 2023, respectively, to the December 2021 Prospectus. The 2023 Offerings closed on June 12, 2023 and September 14, 2023, respectively.

Although the Company did not sell any shares or receive any proceeds from the 2024 Offerings or 2023 Offerings, it was required to pay certain expenses in connection with these transactions that totaled approximately $3.2 million and $7.4 million in fiscal 2024 and fiscal 2023, respectively.

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

(1)    Includes $0.4 million for both fiscal 2024 and fiscal 2023, representing interest expense on operating lease liabilities, which are a component of lease expense and presented as a single operating expense within cost of goods sold or selling, general and administrative expenses on our Consolidated Statements of Operations.
(2) Includes $1.6 million and $1.8 million for fiscal 2024 and fiscal 2023, respectively, representing amortization charges on right-of-use operating lease assets, which are a component of lease expense and presented as a single operating expense within cost of goods sold or selling, general and administrative expenses on our Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from its operations, available cash and cash equivalents, and borrowings under its revolving credit facility. At September 27, 2025, the Company had $229.3 million of available cash and cash equivalents (net of outstanding checks) and $141.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The $100.0 million of Term Loan Facility proceeds and $36.2 million of Revolving Credit Facility proceeds that were borrowed on the Closing Date were used to pay (i) the $131.8 million of term loan indebtedness outstanding under the previous credit agreement, which was also the amount outstanding as of September 28, 2024 (there were no amounts outstanding on the revolving credit facility portion of the previous credit agreement on either date), (ii) interest and commitment fees accrued under the previous credit agreement through the Closing Date and (iii) transaction costs associated with the consummation of the Credit Agreement. During fiscal 2025 and fiscal 2024, we used cash generated from operations to make (i) $5.0 million of required quarterly principal payments on the Term Loan Facility and (ii) $3.8 million of required quarterly principal payments on the Term Loan Facility and repay all $36.2 million of Revolving Credit Facility borrowings from the Closing Date, respectively.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of September 27, 2025 set at Level I.

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

At September 27, 2025, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

We have operating leases for office and warehouse space, or a combination of both, as well as equipment. Our leases have remaining lease terms ranging from 0.5 years to 5.0 years, with the option to extend certain leases for up to 1.0 year, and total payments of approximately $7.1 million, of which approximately $2.6 million is due in fiscal 2026.

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. At September 27, 2025, total purchase commitments were $107.0 million, of which $106.5 million is expected to be paid in fiscal 2026.

To increase our liquidity in future periods, we could pursue raising additional capital via an equity or debt offering utilizing a currently effective "automatic shelf" registration statement. However, we can offer no assurance that we would be successful in raising this additional capital, which could also lead to increased expense and larger up-front fees when compared with our historical financial statements.
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

Cash Flows

The following table sets forth general information derived from our statement of cash flows for the fiscal years presented:

(in thousands)	2025	2024	2023
Cash and cash equivalents, beginning of year	$127,687	$78,988	$10,479
Total cash provided by operating activities	176,214	111,112	119,928
Total cash used in investing activities	(23,872)	(15,815)	(8,520)
Total cash used in financing activities	(50,716)	(46,598)	(42,899)
Change in cash and cash equivalents	101,626	48,699	68,509
Cash and cash equivalents, end of year	$229,313	$127,687	$78,988

Total cash provided by operating activities

Cash provided by operating activities totaled $176.2 million for fiscal 2025 and $111.1 million for fiscal 2024. The primary drivers of the $65.1 million increase were as follows:

The increase primarily resulted from the a) $22.2 million increase in net income and b) effect of net changes in operating assets and liabilities that positively impacted operating cash flows by $28.9 million during fiscal 2025 when compared with fiscal 2024. The primary drivers in this category were favorable changes in accounts receivable and accounts payable of $85.0 million and $1.4 million, respectively, that were partially offset by unfavorable changes in inventory, other assets and accrued expenses, pension and other liabilities of $19.2 million, $16.8 million, and $21.5 million, respectively, as follows:

•A shift in our customer mix resulted in an increase in the accounts receivable balance (a net use of cash) at the end of fiscal 2024, when compared with the end of fiscal 2023. Specifically, we had a significant increase in fleet revenue towards the end of fiscal 2024 relating to school buses that were delivered to coincide with the start of the new school year, with such revenue representing the majority of sales we make on credit. During fiscal 2025, the accounts receivable balances relating to fiscal 2024 fleet revenue were collected, representing a significant cash inflow. There were no similar significant collections of fiscal 2023 accounts receivable balances during fiscal 2024.

•There was a larger increase in accounts payable (a source of cash) and a larger net increase in inventory (a use of cash) during fiscal 2025 when compared to fiscal 2024. These changes were driven by an increase in the volume of buses we produced in fiscal 2025 when compared with fiscal 2024, as well as an increase in the cost of procuring inventory that is attributable to inflationary pressures resulting from ongoing supply chain disruptions and the imposition of tariffs beginning during the second half of fiscal 2025. Finally, during the second half of fiscal 2025, we elected to strategically acquire larger quantities of certain critical components that have longer lead times and could impact our production schedule in future periods if not manufactured by our suppliers and delivered to us in a timely manner, with no similar activity in fiscal 2024.

•There was an increase in other assets (a use of cash) during fiscal 2025 when compared to fiscal 2024. Such change primarily relates to federal and state income taxes paid in excess of our obligations at the end of fiscal 2025 as well as an increase in our prepaid insurance at the end of fiscal 2025 when compared with fiscal 2024 as a result of increases in our insurance premiums between years.

•Accrued expenses, pension and other liabilities increased during fiscal 2024 (a source of cash) while decreasing minimally during fiscal 2025 (a use of cash). The increase in fiscal 2024 primarily resulted from an increases in the bonus accrual and our federal and state income tax obligations in fiscal 2024 when compared with fiscal 2023, both due to the significant increase in profitability between fiscal years. In fiscal 2025, our federal and state income tax position flipped to a prepaid asset, as discussed above, from an obligation, resulting in a decrease in the accrued balances between fiscal years.

Cash provided by operating activities totaled $111.1 million for fiscal 2024 and $119.9 million for fiscal 2023. The primary drivers of the $8.8 million decrease were as follows:

The net decrease primarily resulted from the effect of net changes in operating assets and liabilities that negatively impacted operating cash flows by $84.1 million during fiscal 2024 when compared with fiscal 2023. The primary drivers in this category were unfavorable changes in accounts receivable; accounts payable; and accrued expenses, pension and other liabilities of $46.5 million, $22.0 million, and $15.9 million, respectively, as follows:

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

Total cash used in investing activities

Cash used in investing activities totaled $23.9 million and $15.8 million for fiscal 2025 and fiscal 2024, respectively. The $8.1 million increase in cash used was primarily due to an increase in spending on fixed assets, as increased profitability in fiscal 2025 and fiscal 2024 has allowed for more capital spending.

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

Total cash used in financing activities

Cash used in financing activities totaled $50.7 million for fiscal 2025 and $46.6 million for fiscal 2024. The $4.1 million increase in cash used was primarily attributable to a $38.3 million increase in the purchase of common stock in connection with the Company's repurchase programs and stock award exercises in fiscal 2025 when compared with fiscal 2024. This increase was partially offset by a $30.6 million decrease in net term loan repayments during fiscal 2025 when compared with fiscal 2024, primarily as a result of executing the Credit Agreement in the prior year. Additionally, there was a $3.1 million decrease resulting from debt costs paid in executing the Credit Agreement in fiscal 2024, with no similar activity in fiscal 2025.

Cash used in financing activities totaled $46.6 million for fiscal 2024 and $42.9 million for fiscal 2023. The $3.7 million increase in cash used was primarily attributable to a $115.8 million increase in term loan repayments and $9.9 million increase in purchases of Company stock in fiscal 2024 when compared with fiscal 2023. These increases were partially offset by $100.0 million of proceeds received from term loan borrowings under the Credit Agreement, a $20.0 million net increase in revolving line of credit borrowings, and a $2.7 million increase in cash received from stock option exercises in fiscal 2024 when compared with fiscal 2023.

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

(in thousands)	2025	2024	2023
Total cash provided by operating activities	$176,214	$111,112	$119,928
Cash paid for fixed assets and acquired intangible assets	(22,872)	(15,263)	(8,520)
Free Cash Flow	$153,342	$95,849	$111,408

Free Cash Flow for fiscal 2025 was $57.5 million higher than for fiscal 2024, due to a $65.1 million increase in cash provided by operating activities, which was partially offset by a $7.6 million increase in cash paid for fixed assets, both as discussed above.

Free Cash Flow for fiscal 2024 was $15.6 million lower than for fiscal 2023, due to an $8.8 million decrease in cash provided by operating activities, as well as a $6.7 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet arrangements

We had outstanding letters of credit totaling $8.3 million at September 27, 2025 that secure our a) self-insured workers compensation program and b) performance obligations relating to certain environmental matters, the collateral for both of which is regulated by the State of Georgia.

Share Repurchase Program and Treasury Stock Retirement

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. On August 5, 2025, the Board of Directors of the Company authorized and approved a second share repurchase program for up to $100 million of outstanding shares of the Company’s common stock, expiring January 1, 2028. Under both share repurchase programs, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

Pursuant to the share repurchase plans, the Company repurchased 1,060,438 shares of its common stock for $39.5 million in fiscal 2025 and 201,818 shares of its common stock for $9.9 million in fiscal 2024. The total remaining authorization for future common stock repurchases under the Company's share repurchase programs was $110.5 million as of September 27, 2025.

In fiscal 2025 and fiscal 2024, the Company constructively retired the shares of common stock it repurchased by recording the $39.5 million and $9.9 million paid in excess of the $0.0001 par value of each share, respectively, as a reduction in retained earnings. In fiscal 2024, the Company also retired the shares of common stock that had previously been reflected as treasury stock within its historical consolidated financial statements by recording the amount paid in excess of the $0.0001 par value of each share as a $39.9 million reduction in retained earnings, which reduced the value in this account to zero, with the remaining $10.4 million recorded as a reduction in additional paid-in capital.

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

Self-Insurance Reserves

The Company is self-insured for the majority of its workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The establishment of the reserves utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of current or future expected activity, which could differ significantly. At September 27, 2025 and September 28, 2024, reserves totaled approximately $7.1 million and $7.3 million, respectively.
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

The recorded balances for goodwill were $15.1 million and $3.7 million for the Bus and Parts segments, respectively, at both September 27, 2025 and September 28, 2024. The recorded balances for intangible assets were $41.7 million and $43.6 million at September 27, 2025 and September 28, 2024, respectively.

Pensions

We have pension benefit costs and obligations, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to our plan. These factors include assumptions we make about interest rates and expected investment return on plan assets. In addition, our actuarial consultants also use subjective factors such as mortality rates to develop our valuations. We review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, as well as changes in other facts and circumstances in making these assumptions. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date.

During the latter part of fiscal 2025, the Company initiated actions to terminate the pension plan, which is expected to be completed in the latter half of fiscal 2026. A pension plan termination does not impact the pension benefits earned by participants as amounts due to participants are settled either via (i) lump-sum cash payments, as applicable, or (ii) the transfer of the pension obligations to an insurance company via the purchase of group annuity contracts. Subsequent to such settlements, the pension plan will cease to exist for the Company.

As a result of the pending pension plan termination, the significant assumptions utilized in determining the benefit obligation due to participants as of September 27, 2025 were amended.

Specifically, the obligation estimate is based on benefits earned as of January 1, 2006, the date the plan was frozen as discussed above, discounted using (i) a required regulatory interest rate for our estimate of those participants who will elect a lump-sum cash payment and (ii) the estimated interest rate inherent in the group annuity contracts for our estimate of those participants whose benefit obligations will be transferred to an insurance company.

Additionally, in connection with initiation of the pension plan termination, all assets in the plan were converted to a money market fund comprised of high quality, highly liquid investments, primarily issued by the U.S. government, having maturities of less than one year to minimize the risk of significant fluctuations in the balance of the assets due to market volatility. Accordingly, the expected rate of return on plan assets was adjusted to reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the settlement of the pension benefit obligations during fiscal 2026. In estimating that rate, appropriate consideration was given to the returns being earned by the plan assets as well as input from an external pension investment adviser.

The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions as well as longer or shorter life spans of participants. These differences may result in a significant impact to the measurement of our pension benefit obligations, and to the amount of pension benefits expense we may record. For example, at September 27, 2025, a one-half percent increase in the discount rate would reduce the projected benefit obligation of our pension plans by approximately $3.8 million, while a one-half percent decrease in the discount rate would increase the projected benefit obligation of our pension plans by approximately $4.0 million.

The projected benefit obligation for the pension plan was $109.6 million and $113.6 million at September 27, 2025 and September 28, 2024, respectively.

Product Warranty Costs

The Company’s products are generally warranted against defects in material and workmanship for a period of one to five years. A provision for estimated warranty costs is recorded at the time a unit is sold. The methodology to determine the warranty reserve calculates the average expected future warranty claims using historical warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The establishment of the reserve utilizing such estimates and assumptions is based on the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity. Management believes the methodology is reasonable (i) since the Company's product offerings and manufacturing processes do not change quickly or significantly and (ii) given the significant investments that the Company has made, and expects to continue making, to improve the quality, reliability and safety of the school buses it manufactures. Accordingly, while management believes that this methodology provides an accurate reserve estimate, actual claims incurred could differ from the original estimates, requiring future adjustments. For example, at September 27, 2025, a 5% increase or decrease in the average lifetime historical warranty claims by body type, by month would increase or decrease accrued product warranty costs by approximately $0.9 million.

At September 27, 2025 and September 28, 2024, accrued product warranty costs totaled approximately $17.2 million and $16.2 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The Company evaluates its ability, based on the weight of evidence available, to realize future tax benefits from deferred tax assets and establishes a valuation allowance to reduce a deferred tax asset to a level which, more likely than not, will be realized in future years. At September 27, 2025 and September 28, 2024, deferred tax liabilities totaled approximately $26.4 million and $22.4 million, respectively, while deferred tax assets totaled approximately $23.7 million and $22.0 million, respectively.

The Company recognizes uncertain tax positions, if any, based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There was no liability for uncertain tax positions at September 27, 2025 or September 28, 2024.

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

Interest Rate Risk

We are charged variable rates of interest on our indebtedness outstanding under the Credit Agreement, which exposes us to fluctuations in interest rates. We monitor and manage interest rate exposure as part of our overall risk management program, which recognizes the unpredictability of interest rates and seeks to reduce potentially adverse effects on our business. However, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. Based upon the balance of term loan and revolving credit facility borrowings outstanding as of September 27, 2025, a one percent change in market interest rates would increase or decrease, as applicable, annual interest expense, and ultimately cash flows from operations, by approximately $0.9 million.

Commodity Risk

The Company and its suppliers incorporate raw and finished commodities such as steel, copper, aluminum, and other automotive type commodities into our products. We often bid on contracts weeks or months before school buses are delivered and enter into school bus sales contracts with fixed prices per bus. The Company's sales bids include price escalation provisions to mitigate the impact from economic fluctuations between the bid date and the contract date that allow us to pass along increased costs to our customers. However, once a sales contract containing a fixed bus price is executed with a customer, we are generally unable to pass along increased costs resulting from economic fluctuations between the contract date and delivery date. We generally purchase steel up to four quarters in advance at fixed prices, but because we generally do not otherwise hedge steel or the other primary commodities we purchase (rubber, aluminum and copper), changes in prices of raw materials can significantly impact future operating margins.

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

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Bird Corporation (the “Company”) as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2025, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 24, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Warranty Reserve

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company's warranty reserve is calculated based on the average expected warranty claims using warranty claims by body type, by month, over the life of the bus, which is then multiplied by remaining months under warranty, by warranty type. The total warranty reserve was $17.2 million as of September 27, 2025.

We identified the evaluation of the methodology, including the assumptions for the average warranty costs per unit and the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity, used in the evaluation of the warranty reserve as a critical audit matter.

The principle considerations for our determination were (i) the Company’s methodology and assumptions relating to the average warranty costs per unit and the premise that historical claims experience, both in terms of the volume of claims activity and related costs, is indicative of future expected claims activity involved a higher degree of auditor judgment, and (ii) specialized actuarial skills were needed to evaluate the methodology and certain key assumptions relating to the determination of the average expected warranty claims and the effect of those assumptions on the reserve.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls over the Company's warranty claim process, and controls over the data, inputs, and methodology and certain key assumptions utilized to estimate the warranty reserve;

•Testing management's process used to develop the warranty reserve, including the mathematical accuracy of the calculation and the relevance and reliability of the data from which the assumptions were derived;

•Utilizing actuarial professionals with specialized knowledge and skills to assist in: (i) evaluating the Company’s actuarial methodology in calculating the warranty reserve and (ii) evaluating certain key assumptions related to the average warranty costs per unit and the premise that historical claims experience, both in terms of the volume of claims activity and related cost, is indicative of future expected claims activity, in the determination of the average expected warranty claims.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2016.

Atlanta, Georgia
November 24, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Blue Bird Corporation
Macon, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Blue Bird Corporation’s (the “Company’s”) internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2025, and the related notes and schedule and our report dated November 24, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Atlanta, Georgia
November 24, 2025

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)	September 27, 2025	September 28, 2024
Assets
Current assets
Cash and cash equivalents	$229,313	$127,687
Accounts receivable, net	20,650	59,099
Inventories	139,470	127,798
Other current assets	22,195	8,795
Total current assets	$411,628	$323,379
Property, plant and equipment, net	108,541	97,322
Goodwill	18,825	18,825
Intangible assets, net	41,685	43,554
Equity investment in affiliates	35,197	32,089
Deferred tax assets	2,697	2,399
Finance lease right-of-use assets	—	332
Pension	4,889	4,649
Other assets	1,793	2,345
Total assets	$625,255	$524,894
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$151,479	$143,156
Warranty	7,494	7,166
Accrued expenses	55,164	55,775
Deferred warranty income	11,329	9,421
Finance lease obligations	—	975
Other current liabilities	6,333	14,480
Current portion of long-term debt	5,000	5,000
Total current liabilities	$236,799	$235,973
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	85,324	89,994
Warranty	9,681	9,013
Deferred warranty income	22,368	18,541
Deferred tax liabilities	5,439	2,783
Finance lease obligations	—	6
Other liabilities	10,229	9,020
Total long-term liabilities	$133,041	$129,357
Guarantees, commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding with liquidation preference of $0 at September 27, 2025 and September 28, 2024	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,884,721 and 32,268,022 shares issued and outstanding at September 27, 2025 and September 28, 2024, respectively	3	3
Additional paid-in capital	195,466	185,977
Retained earnings	88,193	—
Accumulated other comprehensive loss	(28,247)	(26,416)
Total stockholders' equity	$255,415	$159,564
Total liabilities and stockholders' equity	$625,255	$524,894

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands except for share data)	2025	2024	2023
Net sales	$1,480,099	$1,347,154	$1,132,793
Cost of goods sold	1,176,586	1,090,998	993,943
Gross profit	$303,513	$256,156	$138,850
Operating expenses
Selling, general and administrative expenses	136,347	116,825	87,193
Operating profit	$167,166	$139,331	$51,657
Interest expense	(7,202)	(10,579)	(18,012)
Interest income	6,194	4,136	1,004
Other income (expense), net	3,406	(4,394)	(8,307)
Loss on debt refinancing or modification	—	(1,558)	(537)
Income before income taxes	$169,564	$126,936	$25,805
Income tax expense	(43,926)	(33,228)	(8,953)
Equity in net income of non-consolidated affiliate(s)	2,082	11,839	6,960
Net income	$127,720	$105,547	$23,812

Earnings per share:

Basic weighted average shares outstanding	31,861,326	32,270,711	32,071,940
Diluted weighted average shares outstanding	32,883,436	33,349,221	32,258,652

Basic earnings per share	$4.01	$3.27	$0.74
Diluted earnings per share	$3.88	$3.16	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
(in thousands)	2025	2024	2023
Net income	$127,720	$105,547	$23,812
Other comprehensive (loss) income, net of tax
Net change in defined benefit pension plan	(1,831)	5,468	10,046
Total other comprehensive (loss) income, net of tax	$(1,831)	$5,468	$10,046
Comprehensive income	$125,889	$111,015	$33,858

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$127,720	$105,547	$23,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,586	14,820	15,978
Non-cash interest expense	330	390	1,470
Share-based compensation expense	14,785	8,609	4,173
Equity in net income of non-consolidated affiliate(s)	(9,476)	(11,839)	(6,960)
Dividend from equity investment in affiliate(s) (Note 17)	—	5,338	—
Impairment of equity investment in affiliate(s) (Note 17)	7,394	—	—
Loss on disposal of fixed assets	325	200	64
Deferred income tax expense (benefit)	2,937	(1,674)	8,065
Amortization of deferred actuarial pension losses	279	687	1,195
Loss on debt refinancing or modification	—	1,558	537
Changes in assets and liabilities:
Accounts receivable	38,449	(46,525)	(40)
Inventories	(11,672)	7,488	7,691
Other assets	(15,801)	971	453
Accounts payable	8,015	6,665	28,712
Accrued expenses, pension and other liabilities	(2,657)	18,877	34,778
Total adjustments	$48,494	$5,565	$96,116
Total cash provided by operating activities	$176,214	$111,112	$119,928
Cash flows from investing activities
Cash paid for fixed assets	$(22,872)	$(15,263)	$(8,520)
Equity investment in affiliate(s) (Note 17)	(1,000)	(552)	—
Total cash used in investing activities	$(23,872)	$(15,815)	$(8,520)
Cash flows from financing activities
Revolving credit facility borrowings (Note 8)	$—	$36,220	$45,000
Revolving credit facility repayments	—	(36,220)	(65,000)
Term loan borrowings - new credit agreement (Note 8)	—	100,000	—
Term loan repayments (Note 8)	(5,000)	(135,550)	(19,800)
Principal payments on finance leases	(981)	(589)	(570)
Cash paid for debt costs (Note 8)	—	(3,128)	(3,272)
Repurchase of common stock in connection with repurchase program(s) (Note 13)	(39,527)	(9,938)	—
Repurchase of common stock in connection with stock award exercises	(9,889)	(1,178)	(376)
Cash received from stock option exercises	4,681	3,785	1,119
Total cash used in financing activities	$(50,716)	$(46,598)	$(42,899)
Change in cash and cash equivalents	101,626	48,699	68,509
Cash and cash equivalents, beginning of year	127,687	78,988	10,479
Cash and cash equivalents, end of year	$229,313	$127,687	$78,988

	Fiscal Years Ended
(in thousands)	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$7,369	$9,932	$16,053
Interest received	(5,866)	(3,783)	(1,004)
Income tax paid (received), net of tax refunds	58,760	29,401	(29)
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$2,184	$721	$941
Right-of-use assets obtained in exchange for operating lease obligations	3,327	1,682	626
Warrants issued for equity investment in affiliate (Note 17)	—	7,416	—

The accompanying notes are an integral part of these consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Convertible Preferred Stock				Treasury Stock
(in thousands except for share data)	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Shares	Amount	Total Stockholders' Equity
Balance, October 1, 2022	32,024,911	$3	$173,103	—	$—	$(41,930)	$(79,512)	1,782,568	$(50,282)	$1,382
Restricted stock activity	79,545	—	(376)	—	—	—	—	—	—	(376)
Stock option activity	60,769	—	1,119	—	—	—	—	—	—	1,119
Share-based compensation expense	—	—	4,015	—	—	—	—	—	—	4,015
Net income	—	—	—	—	—	—	23,812	—	—	23,812
Other comprehensive income, net of tax	—	—	—	—	—	10,046	—	—	—	10,046
Balance, September 30, 2023	32,165,225	$3	$177,861	—	$—	$(31,884)	$(55,700)	1,782,568	$(50,282)	$39,998
Issuance of warrants (Note 17)	—	—	7,416	—	—	—	—	—	—	7,416
Restricted stock activity	65,495	—	(1,178)	—	—	—	—	—	—	(1,178)
Stock option activity	239,120	—	3,785	—	—	—	—	—	—	3,785
Share repurchase and retirement (Note 13)	(201,818)	—	—	—	—	—	(9,938)	—	—	(9,938)
Treasury stock retirement (Note 13)	—	—	(10,373)	—	—	—	(39,909)	(1,782,568)	50,282	—
Share-based compensation expense	—	—	8,466	—	—	—	—	—	—	8,466
Net income	—	—	—	—	—	—	105,547	—	—	105,547
Other comprehensive income, net of tax	—	—	—	—	—	5,468	—	—	—	5,468
Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564
Restricted stock activity	399,846	—	(9,889)	—	—	—	—	—	—	(9,889)
Stock option activity	277,291	—	4,681	—	—	—	—	—	—	4,681
Share repurchase and retirement (Note 13)	(1,060,438)	—	—	—	—	—	(39,527)	—	—	(39,527)
Share-based compensation expense	—	—	14,697	—	—	—	—	—	—	14,697
Net income	—	—	—	—	—	—	127,720	—	—	127,720
Other comprehensive loss, net of tax	—	—	—	—	—	(1,831)	—	—	—	(1,831)
Balance, September 27, 2025	31,884,721	$3	$195,466	—	$—	$(28,247)	$88,193	—	$—	$255,415

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

The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023 are referred to herein as “fiscal 2025,” “fiscal 2024” and “fiscal 2023,” respectively. There were 52 weeks in fiscal 2025, fiscal 2024 and fiscal 2023.

Impacts of Supply Chain Constraints on our Business

During the second half of our fiscal year that ended on October 2, 2021 ("fiscal 2021"), the Company, and automotive industry as a whole, began experiencing significant supply chain constraints that arose subsequent to the novel coronavirus known as COVID-19. Additionally, the already challenged global supply chain for automotive parts was further impacted, including continuing escalating inventory purchase costs, by additional stress resulting from Russia’s invasion of Ukraine in February 2022. These supply chain disruptions had a significant adverse impact on our operations and results during the second half of fiscal 2021 and all of fiscal 2022. Specifically, they resulted in higher purchasing costs, including freight costs incurred to expedite receipt of critical components, increased manufacturing inefficiencies and our inability to complete the production of buses to fulfill sales orders, that outpaced the sales prices that we charged for the buses we sold during these periods.

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

Supply chain disruptions continued into fiscal 2025 as there were still occasional shortages of certain critical components as well as ongoing increases in raw materials costs, both of which impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses. Nonetheless, ongoing improvements in manufacturing operations that have resulted in the consistent production of buses, when coupled with periodic pricing actions taken to ensure that the increased sales prices charged for buses keep pace with increased costs to procure inventory to produce buses, allowed the Company to report gross profit and gross margin that were better than those reported in fiscal 2024.

Significant uncertainty exists concerning the magnitude and duration of the ongoing supply chain constraints and accordingly, precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

Impacts of Governmental Policies, Programs, Regulations and/or Laws on Our Business

Changes in trade policies and tariffs began to materially impact our procurement costs for certain imported inventory during the second half of fiscal 2025. However, such higher inventory purchase costs did not negatively impact our operating results or cash flows during the period as such impact was offset by increases in the sales prices we charged for our products. Actions we have taken, and/or are taking, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance, working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs and proactively announcing price increases to partially or fully offset our increased costs to produce buses.

In addition to supply chain constraints discussed previously above, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the first nine months of fiscal 2025. Although we noted an increase in the flow of government grant money during the second half of fiscal 2025, the timing of some of these payments occurred too late in the year to adjust our production schedule to build and sell more higher priced alternative powered school buses, resulting in the production of these buses being deferred to subsequent periods.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. At the date of the financial statements, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, and during the reporting period, these estimates and assumptions affect the reported amounts of revenues and expenses. For example, significant management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangible assets, the accounting for self-insurance reserves, warranty reserves, pension obligations, income taxes, environmental liabilities and contingencies. Future events, including continued supply chain constraints and/or unfavorable governmental policies, programs, regulations and/or laws and their related economic impacts, and their effects cannot be predicted with certainty, and, accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations. Actual results could differ from the estimates that the Company has used.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, revolving credit facility and long-term debt. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying value of the Company’s revolving credit facility, if any, and long-term debt approximates fair value due to the variable rates of interest, which reset frequently, relating to these debt instruments. See Note 8, Debt, for further discussion.

Derivative Instruments

In limited circumstances, we may utilize derivative instruments to manage certain exposures to changes in foreign currency exchange rates or interest rates relating to variable rate debt. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in other comprehensive income or loss, depending on whether the derivative instrument qualifies, and is appropriately designated, for hedge accounting treatment and if so, whether it represents a fair value or cash flow hedge. Gains and losses on derivative instruments are recognized in the operating results line item that reflects the underlying exposure that was mitigated either via a formal hedge accounting relationship or economically.

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

Leases

We determine if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for office and warehouse space, or a combination of both, as well as equipment. We elect to account for leases with initial terms of 12 months or less by recording operating lease expense on a straight-line basis instead of recording lease assets or liabilities. For a lease with an initial term greater than 12 months, the Company records a right-of-use (“ROU”) asset and lease liability on the Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

The two components of operating lease expense, amortization and interest, are recognized on a straight-line basis over the lease term as a single expense element within cost of goods sold or selling, general and administrative expenses, depending on the underlying use of the assets, on the Consolidated Statements of Operations. Under the finance lease model, interest on the lease liability is recognized in interest expense and amortization of ROU assets is recorded on the Consolidated Statements of Operations based on the underlying use of the assets.

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

Debt Issue Costs

Amounts paid directly to lenders or as an original issue discount and amounts classified as issuance costs are recorded as a reduction in the carrying value of the debt, for which the Company had deferred financing costs totaling $0.9 million and $1.3 million at September 27, 2025 and September 28, 2024, respectively, incurred in connection with its debt facilities and related amendments.

All deferred financing costs are amortized to interest expense. The effective interest method is used for debt discounts related to the term loan. The Company’s amortization of these costs was $0.3 million, $0.4 million and $1.5 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and is reflected as a component of interest expense on the Consolidated Statements of Operations. See Note 8, Debt, for a discussion of the Company’s indebtedness.

Pensions

The Company accounts for its pension benefit obligations using actuarial models. The measurement of plan obligations and assets was made at September 30, 2025. Effective January 1, 2006, the benefit plan was frozen to all participants. No accrual of future benefits is earned or calculated beyond this date. Additionally, during the latter part of fiscal 2025, the Company initiated actions to terminate the pension plan, which is expected to be completed in the latter half of the fiscal year ending October 3, 2026 ("fiscal 2026"). A pension plan termination does not impact the pension benefits earned by participants as amounts due to participants are settled either via (i) lump-sum cash payments, as applicable, or (ii) the transfer of the pension obligations to an insurance company via the purchase of group annuity contracts.

Our obligation estimate is based on benefits earned at the time that the benefit plan was frozen discounted using, at September 27, 2025, (i) a required regulatory interest rate for our estimate of those participants who will elect a lump-sum cash payment, as applicable, and (ii) the estimated interest rate inherent in the group annuity contracts for our estimate of those participants whose benefit obligations will be transferred to an insurance company and, at September 28, 2024, an estimate of the single equivalent discount rate determined by matching the plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations. The Company recognizes the funded status of its pension plan obligations on the Consolidated Balance Sheet and records in accumulated other comprehensive income or loss certain gains and losses that arise during the period, but are deferred under pension accounting rules. Pension expense is recognized as a component of other income (expense), net on our Consolidated Statements of Operations.

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

Research and Development

Research and development costs are expensed as incurred and included in selling, general and administrative expenses on our Consolidated Statements of Operations. For fiscal 2025, fiscal 2024 and fiscal 2023, the Company expensed $15.2 million, $9.4 million and $6.6 million, respectively.

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

The Company recognizes uncertain tax positions, if any, based on a cumulative probability assessment if it is more likely than not that the tax position will be sustained upon examination by an appropriate tax authority with full knowledge of all information. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the positions. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

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

Retirement of Common Stock

When the Company decides to actually or constructively retire the shares of common stock it has repurchased, including those repurchases that have been previously reflected as treasury stock within its historical consolidated financial statements, it records the amount paid in excess of par value as a reduction in retained earnings, to the extent such recording does not reduce retained earning to an amount below zero. In those instances in which such recording would reduce retained earnings below zero, it records the difference as a reduction in additional paid-in capital. See Note 13, Stockholders' Equity, for further information.

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer ("CEO"). As discussed further in Note 11, Segment Information, the Company determined its operating and reportable segments to be Bus and Parts. The Bus segment includes the manufacturing and assembly of school buses to be sold to a variety of customers across the United States of American ("U.S."), Canada and in certain limited international markets. The Parts segment consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers.

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

Recently Adopted Accounting Standards

ASU 2023-07 On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public business entities ("PBEs") to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new disclosure requirements were effective for the Company in fiscal 2025 and accordingly, are included in Note 11, Segment Information.

Recently Issued Accounting Standards

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

3. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net, consisted of the following at the dates indicated:

(in thousands)	September 27, 2025	September 28, 2024
Accounts receivable	$20,750	$59,199
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$20,650	$59,099

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portion combined) for the fiscal years presented:

(in thousands)	2025	2024	2023
Balance at beginning of period	$16,179	$15,434	$15,970
Add: current period accruals	11,234	9,985	9,084
Less: current period reductions of accrual	(10,238)	(9,240)	(9,620)
Balance at end of period	$17,175	$16,179	$15,434

Extended Warranties

The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two years to five years, for the fiscal years presented:

(in thousands)	2025	2024	2023
Balance at beginning of period	$27,962	$23,123	$18,795
Add: current period deferred income	15,736	13,245	12,013
Less: current period recognition of income	(10,001)	(8,406)	(7,685)
Balance at end of period	$33,697	$27,962	$23,123

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $11.3 million of the outstanding contract liability in fiscal 2026, and the remaining balance thereafter.

Self-Insurance

The following table reflects the total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands)	September 27, 2025	September 28, 2024
Current portion	$4,979	$5,008
Long-term portion	2,097	2,248
Total accrued self-insurance	$7,076	$7,256

The current and long-term portions of the accrued self-insurance liability are included in accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Shipping and Handling

Shipping and handling revenues recognized were $23.6 million, $21.7 million and $18.5 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The related cost of goods sold were $21.2 million, $19.9 million and $16.6 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

4. Inventories

The following table presents components of inventories at the dates indicated:

(in thousands)	September 27, 2025	September 28, 2024
Raw materials	$81,262	$83,027
Work in process	42,838	32,556
Finished goods	15,370	12,215
Total inventories	$139,470	$127,798

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following at the dates indicated:

(in thousands)	September 27, 2025	September 28, 2024
Land	$7,527	$2,504
Buildings	66,726	65,237
Machinery and equipment	130,481	121,048
Office furniture, equipment and other	2,966	2,467
Computer equipment and software	22,065	20,718
Construction in process	13,986	12,408
Property, plant and equipment, gross	243,751	224,382
Accumulated depreciation and amortization	(141,313)	(131,413)
Operating lease right-of-use assets (1)	6,103	4,353
Property, plant and equipment, net	$108,541	$97,322

(1) Further information is included in Note 10, Guarantees, Commitments and Contingencies.

Depreciation and amortization expense for property, plant and equipment was $13.4 million, $12.2 million, and $13.3 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

We capitalized $0.5 million of interest expense in fiscal 2025 related to the construction of plant manufacturing assets.

6. Goodwill

The carrying amounts of goodwill by reporting unit are as follows at the dates indicated:

(in thousands)	Gross Goodwill	Accumulated Impairments	Net Goodwill
September 27, 2025
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

September 28, 2024
Bus	$15,139	$—	$15,139
Parts	3,686	—	3,686
Total	$18,825	$—	$18,825

In the fourth quarters of fiscal 2025 and fiscal 2024, we performed our annual impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairments of goodwill have been recorded.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated:

	September 27, 2025			September 28, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite lived: Engineering designs	$3,156	$3,156	$—	$3,156	$3,156	$—
Finite lived: Customer relationships	37,425	35,556	1,869	37,425	33,687	3,738
Total amortized intangible assets	40,581	38,712	1,869	40,581	36,843	3,738
Indefinite lived: Trade name	39,816	—	39,816	39,816	—	39,816
Total intangible assets	$80,397	$38,712	$41,685	$80,397	$36,843	$43,554

Management considers the "Blue Bird" trade name to have an indefinite useful life and, accordingly, it is not subject to amortization. Management reached this conclusion principally due to the longevity of the Blue Bird name and because management considers renewal upon reaching the legal limit of the trademarks related to the trade name as perfunctory. The Company expects to maintain usage of the trade name on existing products and introduce new products in the future that will also display the trade name. During the fourth quarters of fiscal 2025 and fiscal 2024, we performed our annual impairment assessment of our trade name, which did not indicate that an impairment existed; therefore, no impairment of our indefinite lived intangible asset has been recorded.

Customer relationships are amortized on a straight-line basis over an estimated life of 20 years. Engineering designs are amortized on a straight-line basis over an estimated life of 7 years. Total amortization expense for intangible assets was $1.9 million, $1.9 million, and $2.0 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Remaining amortization expense for finite lived intangible assets is expected to be as follows:

(in thousands)
Fiscal Year Ending	Amortization Expense
2026	$1,869

8. Debt

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

The $100.0 million of Term Loan Facility proceeds and $36.2 million of Revolving Credit Facility proceeds that were borrowed on the Closing Date were used to pay (i) the $131.8 million of term loan indebtedness outstanding under previous credit agreement, (ii) interest and commitment fees accrued under the previous credit agreement through the Closing Date and (iii) transaction costs associated with the consummation of the Credit Agreement.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter that ended after the Closing Date, with pricing as of September 27, 2025 set at Level I.

Borrower is also required to pay lenders an unused commitment fee of between 0.25% and 0.45% per annum on the undrawn commitments under the Revolving Credit Facility, depending on the TNLR, quarterly in arrears.

The Credit Agreement also includes a requirement that the Company comply with the following financial covenants on the last day of each fiscal quarter through maturity: (i) a pro forma TNLR of not greater than 3.00:1.00 and (ii) a pro forma fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.20:1.00. The Company was in compliance with such covenants as of September 27, 2025.

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

In conjunction with executing the Credit Agreement, previously capitalized lender fees and other issuance costs relating to the previous credit agreement and incurred in prior periods totaling $1.1 million were also expensed to loss on debt refinancing or modification on the Condensed Consolidated Statements of Operations.

Additional Disclosures

Debt consisted of the following at the dates indicated:

(in thousands)	September 27, 2025	September 28, 2024
Term loans, net of deferred financing costs of $926 and $1,256, respectively	$90,324	$94,994
Less: Current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$85,324	$89,994

Term loan borrowings are recognized on the Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans that reset frequently, the Company estimates the unpaid principal balance to approximate fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At September 27, 2025 and September 28, 2024, $91.3 million and $96.3 million, respectively, were outstanding on the term loans.

At September 27, 2025 and September 28, 2024, the stated interest rates on the term loans were 6.1% and 6.9%, respectively. At September 27, 2025 and September 28, 2024, the weighted-average annual effective interest rates for the term loans were 6.6% and 8.2%, respectively, which included amortization of the deferred debt issuance costs.

There were no borrowings outstanding on the Revolving Credit Facility at September 27, 2025. Additionally, there were $8.3 million of Letters of Credit outstanding on September 27, 2025, providing the Company the ability to borrow $141.7 million on the revolving line of credit.

Interest expense on all indebtedness for fiscal 2025, fiscal 2024 and fiscal 2023 was $7.2 million, $10.6 million, and $18.0 million, respectively.

The schedule of remaining principal maturities for the term loans is as follows at September 27, 2025:

(in thousands)
Fiscal Year	Principal Payments
2026	$5,000
2027	5,000
2028	5,000
2029	76,250
Total remaining principal payments	$91,250

9. Income Taxes

On July 4, 2025, Public Law No. 119-21, the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The OBBBA includes comprehensive legislation addressing budget and spending matters that is intended, among others, to reduce taxes; reduce or increase spending, as applicable, for certain federal programs; increase the statutory debt limit and otherwise address certain agencies and programs throughout the federal government. The OBBBA permanently extends, with modifications, certain tax provisions that were enacted as part of the Tax Cut and Jobs Act ("TCJA") that became effective on January 1, 2018, but that were set to change or expire at the end of calendar year 2025. The Act also features certain modified and new tax relief measures for businesses. Additionally, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act ("IRA") clean energy tax credits and various limits on business tax deductions, that are intended to offset part of the cost of the new legislation.

As required by the provisions of ASC 740, the Company recognized the effects of changes in tax laws resulting from the signing of the OBBBA during the fourth quarter of fiscal 2025. During fiscal 2025, the OBBBA legislation increased bonus deprecation that could be taken for tax purposes on qualifying fixed assets that were acquired and placed in service after the specified effective date. This change is reflected in our recording of the components of income tax expense reflected in the table below. However, several of the more significant changes in the OBBBA that are applicable to the Company become effective for income tax years beginning after December 31, 2024 (i.e., during fiscal 2026 for the Company) and accordingly, the impact from the OBBBA is not reflected in the Company's recognition of income tax expense in fiscal 2025.

The components of income tax (expense) benefit were as follows for the fiscal years presented:

(in thousands)	2025	2024	2023
Current tax provision:
Federal	$(35,079)	$(30,188)	$(645)
State	(6,177)	(4,447)	(243)
Foreign	267	(267)	—
Total current tax expense	$(40,989)	$(34,902)	$(888)
Deferred tax provision:
Federal	$(3,328)	$2,046	$(6,230)
State	391	(372)	(1,835)
Total deferred tax (expense) benefit	(2,937)	1,674	(8,065)
Income tax expense	$(43,926)	$(33,228)	$(8,953)

At September 27, 2025, the Company had $6.4 million (tax effected) in total state tax attributes, primarily comprised of $5.9 million (tax effected) in state tax credit carryforwards and less than $0.1 million (tax effected) in state net operating loss ("NOL") carryforwards. The Company maintains a partial valuation allowance on these state tax attributes. Specifically, the Company estimates that approximately $3.4 million (tax effected) of state tax credit carryforwards will expire unused between 2025 and 2032 and less than $0.1 million (tax effected) of state NOL carryforwards will expire unused between 2028 and 2033.

At September 27, 2025, the Company had no federal NOL carryforwards.

The effective tax rates for fiscal 2025, fiscal 2024 and fiscal 2023 were 25.9%, 26.2% and 34.7%, respectively.

The effective tax rate for fiscal 2025 differed from the statutory federal income tax rate of 21.0%. The increase in the effective tax rate to 25.9% was primarily due to the impacts of state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from discrete period items.

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

A reconciliation between the reported income tax expense and the amount computed by applying the statutory federal income tax rate is as follows:

(in thousands)	2025	2024	2023
Federal tax expense at statutory rate	$(33,780)	$(26,594)	$(5,419)
(Increase) reduction in income tax expense resulting from:
State taxes, net	(6,584)	(4,808)	(1,700)
Change in uncertain tax positions	—	—	240
Share-based compensation	(2,893)	(675)	(95)
Permanent items	(70)	(700)	(1,582)
Valuation allowance	74	(17)	(319)
Tax credits	(273)	273	330
Return to accrual adjustments	149	4	3
Investor tax on non-consolidated affiliate income	(706)	(700)	(404)
Other	157	(11)	(7)
Income tax expense	$(43,926)	$(33,228)	$(8,953)

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

(in thousands)	2025	2024	2023
Balance, beginning of year	$—	$—	$110
Lapses of applicable statute of limitations	—	—	(110)
Balance, end of year	$—	$—	$—

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest and penalties at September 27, 2025 or September 28, 2024.

The Company is subject to taxation mostly in the U.S. and various state jurisdictions. At September 27, 2025, tax years prior to 2021 are generally no longer subject to examination by federal and most state tax authorities.

The following table sets forth the sources of and differences between the financial accounting and tax bases of the Company’s assets and liabilities which give rise to the net deferred tax liabilities at the dates indicated:

(in thousands)	September 27, 2025	September 28, 2024
Deferred tax liabilities
Property, plant and equipment	$(11,974)	$(9,894)
Other intangible assets	(10,263)	(10,679)
Investor tax on non-consolidated affiliate income	(1,967)	(1,261)
Right-of-use assets	(1,503)	—
Other	(701)	(566)
Total deferred tax liabilities	$(26,408)	$(22,400)
Deferred tax assets
NOL carryforward	$112	$731
Accrued expenses	6,691	8,017
Compensation	794	2,257
Interest limitation carryforward	60	—
Inventories	550	812
Capitalized research & development	6,616	5,035
Unearned income	4,864	4,301
Tax credits	5,866	6,702
Outside basis difference in investment	1,827	—
Lease liabilities	1,557	—
Other	25	—
Total deferred tax assets	$28,962	$27,855
Less: valuation allowance	(5,296)	(5,839)
Deferred tax assets less valuation allowance	$23,666	$22,016
Net deferred tax liabilities	$(2,742)	$(384)

10. Guarantees, Commitments and Contingencies

Litigation

At September 27, 2025, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial statements.

Environmental

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used in its manufacturing processes. Failure by the Company to comply with present and future regulations could subject it to future liabilities. In addition, such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company is currently not involved in any material environmental proceedings and therefore, management believes that the resolution of environmental matters will not have a material adverse effect on the Company’s financial statements. Our environmental liability, included in current accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, was $0.5 million at both September 27, 2025 and September 28, 2024. Cash flows over the next five years are expected to be immaterial each year, with no material difference between total cash flows and our accrued balance.

Lease Commitments
We have operating leases for office and warehouse space, or a combination of both, as well as equipment. We had finance leases for equipment that matured during fiscal 2025. Our leases have remaining lease terms ranging from 0.5 years to 5.0 years with the option to extend certain leases for up to 1 year.
The components of lease costs included on the Consolidated Statements of Operations are as follows:

(in thousands)		Fiscal Years Ended
Lease cost	Classification	2025	2024
Operating leases (1)	Cost of goods sold or selling, general and administrative expenses	$1,889	$2,031
Finance leases
Amortization of lease assets	Cost of goods sold	332	702
Interest on lease liabilities	Interest expense	13	40
Short-term leases (1) (2)	Cost of goods sold or selling, general and administrative expenses	2,935	1,720
Total lease cost		$5,169	$4,493

(1) Classification depends on the purpose of the underlying lease.
(2) Short-term lease cost includes both leases and rentals with initial terms of one year or less.

The following table summarizes the lease amounts included on the Consolidated Balance Sheets as follows:

(in thousands)	Balance Sheet Location	September 27, 2025	September 28, 2024
Assets
Operating	Property, plant and equipment	$6,103	$4,353
Finance (1)	Finance lease right-of-use	—	332
Total lease assets		$6,103	$4,685

Liabilities
Current
Operating	Other current liabilities	$2,276	$1,873
Finance	Finance lease obligations	—	975
Long-term
Operating	Other liabilities	4,006	2,971
Finance	Finance lease obligations	—	6
Total lease liabilities		$6,282	$5,825

(1)    Net of accumulated amortization of $0 and $3.2 million, respectively.
The financing and operating leases recorded do not assume renewal based on our analysis of those leases and their contractual terms.

Lease liability maturities are presented in the following table:

(in thousands)	September 27, 2025
Fiscal Years Ended	Operating Leases
2026	$2,627
2027	1,641
2028	1,075
2029	958
2030	790
Total future minimum lease payments	7,091
Less: imputed interest	809
Total lease liabilities	$6,282

Lease terms and discount rates are presented in the following table:

September 27, 2025
Operating Leases
Weighted average remaining lease term	3.7 years
Weighted average discount rate	6.1%

Supplemental cash flow information is presented in the following table:

	Fiscal Years Ended
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows - operating leases	$2,227	$2,442
Operating cash flows - finance leases	13	40
Financing cash flows - finance leases	981	589
Right-of-use assets exchanged for lease liabilities
Operating leases	$3,327	$1,682

Purchase Commitments

In the ordinary course of business, the Company enters into short-term contractual purchase orders for manufacturing inventory and capital assets. The amount of these commitments is expected to be as follows:

(in thousands)
Fiscal Years Ended	Amount
2026	$106,461
2027	514
Total purchase commitments	$106,975

11. Segment Information

We manage our business in two operating segments, both of which are reportable segments: (i) the Bus segment, which includes the manufacture and assembly of buses to be sold to a variety of customers across the U.S., Canada, and in certain limited international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers.

Our chief operating decision maker ("CODM") is our President and CEO. The CODM primarily uses net sales and gross profit to evaluate segment performance, allocate resources, and make operating decisions as these metrics align with the Company's mission to deliver profitable growth to our stockholders over time. Specifically, net sales is utilized to evaluate the effectiveness of the Company's sales functions in obtaining a fair price for the significant value that our products offer and ensuring that the sales prices charged for our products appropriately consider changes in the costs we incur to procure inventory for the products we offer. Gross profit is utilized to evaluate the effectiveness of the Company's purchasing functions in controlling the costs we incur in procuring inventory and the effectiveness and efficiency of the Company's manufacturing operations in converting inventory into finished products. The CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, primarily because the Parts segment operates as a distributor and accordingly, does not have a significant amount of assets. Therefore, disclosures of assets for the segments are not provided. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements, as described in Note 2.

Significant reportable segment information provided to and used by the CODM in assessing performance and allocating resources is as follows:

(in thousands)	2025	2024	2023
Bus segment
Net sales (1)	$1,377,125	$1,242,885	$1,034,625
Cost of goods sold	1,125,377	1,039,094	943,622
Segment gross profit	$251,748	$203,791	$91,003

Parts segment
Net sales (1)	$102,974	$104,269	$98,168
Cost of goods sold	51,209	51,904	50,321
Segment gross profit	$51,765	$52,365	$47,847

(1)    Parts segment net sales includes $6.9 million, $9.3 million, and $5.6 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the fiscal years presented:

(in thousands)	2025	2024	2023
Bus segment gross profit	$251,748	$203,791	$91,003
Parts segment gross profit	51,765	52,365	47,847
Segment gross profit	303,513	256,156	138,850
Adjustments:
Selling, general and administrative expenses	(136,347)	(116,825)	(87,193)
Interest expense	(7,202)	(10,579)	(18,012)
Interest income	6,194	4,136	1,004
Other income (expense), net	3,406	(4,394)	(8,307)
Loss on debt refinancing or modification	—	(1,558)	(537)
Income before income taxes	$169,564	$126,936	$25,805

Sales are attributable to geographic areas based on customer location and were as follows for the fiscal years presented:

(in thousands)	2025	2024	2023
United States	$1,314,401	$1,199,527	1,048,279
Canada	163,665	146,609	78,907
Rest of world	2,033	1,018	5,607
Total net sales	$1,480,099	$1,347,154	1,132,793

12. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Fiscal Years Ended
(in thousands)	2025	2024	2023
Diesel buses	$523,371	$461,222	$341,969
Alternative powered buses (1)	798,415	726,083	648,900
Other (2)	58,072	58,074	46,246
Parts	100,241	101,775	95,678
Net sales	$1,480,099	$1,347,154	$1,132,793

(1)    Includes buses sold with any power source other than diesel (e.g., gasoline, propane, compressed natural gas ("CNG"), or electric).
(2)    Includes shipping and handling revenue, extended warranty income, surcharges, chassis, and bus shell sales.

13. Stockholders’ Equity

Share Repurchase Program and Common Stock Retirement

On January 31, 2024, the Board of Directors of the Company authorized and approved a share repurchase program for up to $60 million of outstanding shares of the Company’s common stock over a period of 24 months, expiring January 31, 2026. On August 5, 2025, the Board of Directors of the Company authorized and approved a second share repurchase program for up to $100 million of outstanding shares of the Company’s common stock, expiring January 1, 2028. Under both share repurchase programs, the Company may repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Pursuant to the share repurchase plan, the Company repurchased 1,060,438 shares of its common stock for $39.5 million in fiscal 2025. In fiscal 2024, the Company repurchased 201,818 shares for $9.9 million. The total remaining authorization for future common stock repurchases under the Company's share repurchase program was $110.5 million as of September 27, 2025.

In fiscal 2024, the Company constructively retired the shares of common stock it had repurchased by recording the $9.9 million paid in excess of the $0.0001 par value of each share as a reduction in retained earnings. Later in the fiscal year, the Company retired the shares of common stock that had previously been reflected as treasury stock within its historical consolidated financial statements by recording the amount paid in excess of the $0.0001 par value of each share as a $39.9 million reduction in retained earnings, which reduced the value in this account to zero, with the remaining $10.4 million recorded as a reduction in additional paid-in capital. In fiscal 2025, the Company constructively retired the shares of common stock it had recently repurchased by recording the $39.5 million in excess of the $0.0001 par value of each share as a reduction in retained earnings.

14. Earnings Per Share

The following table presents the basic and diluted earnings per share computation for the fiscal years presented:

(in thousands except share data)	2025	2024	2023
Numerator:
Net income	$127,720	$105,547	$23,812

Basic earnings per share:
Weighted average common shares outstanding	31,861,326	32,270,711	32,071,940
Basic earnings per share	$4.01	$3.27	$0.74

Diluted earnings per share (1):
Weighted average common shares outstanding	31,861,326	32,270,711	32,071,940
Weighted average dilutive securities, restricted stock	413,781	407,773	166,720
Weighted average dilutive securities, stock options	201,171	283,061	19,992
Weighted average dilutive securities, warrants	407,158	387,676	—
Weighted average shares and dilutive potential common shares	32,883,436	33,349,221	32,258,652
Diluted earnings per share	$3.88	$3.16	$0.74

(1)    There were no potentially dilutive securities for fiscal 2025 or fiscal 2024 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive while potentially dilutive securities representing 0.7 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2023 as their effect would have been anti-dilutive.

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

RSU Awards

The following table summarizes the Company's RSU activity for the fiscal year presented:

	2025
Restricted Stock Activity	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	635,648	$23.07
Granted	302,129	38.09
Vested	(643,475)	26.51
Forfeited	(3,300)	34.87
Balance, end of year	291,002	31.80

The weighted-average grant date fair value of restricted stock awards granted in fiscal 2024 and fiscal 2023 was $21.35 and $23.41, respectively.

Compensation expense for restricted stock awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $13.1 million, $7.2 million, and $3.2 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, with associated tax benefits of $3.3 million, $1.8 million, and $0.8 million, respectively. At September 27, 2025, unrecognized compensation cost related to restricted stock awards totaled $3.6 million and is expected to be recognized over a weighted-average period of 0.7 years.

Stock Option Awards

The following table summarizes the Company's stock option activity for the fiscal year presented:

	2025
	Number of Options	Weighted Average Exercise Price per Share ($)
Outstanding options, beginning of year	435,427	$16.27
Granted	41,506	12.35
Exercised (1)	(277,291)	16.88
Expired	—	—
Forfeited	—	—
Outstanding options, end of year (2)	199,642	$14.60
Fully vested and exercisable options, end of year (3)	116,624	$16.20

(1)    Stock options exercised during the fiscal year had an aggregate intrinsic value totaling $9.7 million.
(2)    Stock options outstanding at the end of the fiscal year had $8.7 million intrinsic value.
(3)    Fully vested and exercisable options at the end of the fiscal year had $4.9 million intrinsic value.

The total aggregate intrinsic value of stock options exercised during fiscal 2024 and fiscal 2023 was $6.2 million and $0.3 million, respectively.

Compensation expense for stock option awards, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations, was $1.6 million, $1.2 million, and $0.8 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, with associated tax benefits of $0.4 million, $0.3 million, and $0.2 million, respectively. At September 27, 2025, unrecognized compensation cost related to stock option awards totaled $0.3 million and is expected to be recognized over a weighted-average period of 0.2 years.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the fiscal years presented:

	2025	2024	2023
Expected volatility	61%	62%	51%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.17%	4.24%	3.78%
Expected term (in years)	4.5	4.5 - 5.0	4.5 - 6.0
Weighted-average grant-date fair value	$33.55	$16.30	$6.17

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

Additionally, during the latter part of fiscal 2025, the Company initiated actions to terminate the Defined Benefit Plan, which is expected to be completed in the latter half of fiscal 2026. A pension plan termination does not impact the pension benefits earned by participants as amounts due to participants are settled either via (i) lump-sum cash payments, as applicable, or (ii) the transfer of the pension obligations to an insurance company via the purchase of group annuity contracts.

The Company made $0.9 million of contributions to the Defined Benefit Plan during fiscal 2025 and made no contributions in fiscal 2024. For fiscal 2025 and fiscal 2024, benefits paid were $8.0 million and $8.8 million, respectively.

As a result of the pending pension plan termination, the significant assumptions utilized in computing the benefit obligation as of September 27, 2025 were amended as discussed further below. The projected benefit obligation (“PBO”) for the Defined Benefit Plan was $109.6 million and $113.6 million at September 27, 2025 and September 28, 2024, respectively, with the reconciliation of the beginning and ending balances of the PBO for the Defined Benefit Plan for the fiscal years indicated presented in the following table:

	Benefit Obligation
(in thousands)	2025	2024
Projected benefit obligation balance, beginning of year	$113,634	$108,393
Interest cost	5,249	5,936
Actuarial (gain) loss (1)	(1,204)	8,091
Benefits paid	(8,030)	(8,786)
Projected benefit obligations balance, end of year	$109,649	$113,634

(1)    Includes assumption changes, as applicable, resulting from (i) changes in the utilized discount rate to value the future obligations, and (ii) updates to the mortality table projections used in the calculation of the benefit obligations.

Plan Assets: In connection with initiation of the pension plan termination during the latter part of fiscal 2025, all plan assets were converted to a money market fund comprised of high quality, highly liquid investments, primarily issued by the U.S. government, having maturities of less than one year to minimize the risk of significant fluctuations in the balance of the assets due to market volatility. The summary and reconciliation of the beginning and ending balances of the fair value of the Defined Benefit Plan assets are as follows:

	Plan Assets
(in thousands)	2025	2024
Fair value of plan assets, beginning of year	$118,283	$105,989
Actual return on plan assets	3,385	21,080
Employer contribution	900	—
Benefits paid	(8,030)	(8,786)
Fair value of plan assets, end of year	$114,538	$118,283

Funded Status: The following table reconciles the benefit obligations, plan assets, funded status and net pension asset information of the Defined Benefit Plan at the dates indicated. The net pension asset is reflected in long-term assets on the Consolidated Balance Sheets.

	Funded Status
(in thousands)	September 27, 2025	September 28, 2024
Benefit obligation	$109,649	$113,634
Fair value of plan assets	114,538	118,283
Funded status	4,889	4,649
Net pension asset recognized	$4,889	$4,649
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

In fiscal 2024 and for a portion of fiscal 2025, the Defined Benefit Plan assets were comprised of various investment funds. However, at the end of fiscal 2025, the Defined Benefit Plan assets were invested exclusively in a money market fund comprised of high quality, highly liquid investments, primarily issued by the U.S. government, having maturities of less than one year as discussed previously above. All investment funds are valued based upon their quoted market prices. The invested pension plan assets of the Defined Benefit Plan are all Level 2 assets under the provisions of ASC 820, Fair Value Measurements (“ASC 820”). During fiscal 2025 and fiscal 2024, there were no transfers between levels. There are no sources of significant concentration risk in the invested assets at September 30, 2025.

The following table sets forth, by level within the fair value hierarchy, a summary of the Defined Benefit Plan’s investments measured at fair value:

(in thousands)	Level 1	Level 2	Level 3	Total
September 27, 2025
Assets:
Equity securities	$—	$—	$—	$—
Debt securities	—	114,538	—	114,538
Total assets at fair value	$—	$114,538	$—	$114,538

September 28, 2024
Assets:
Equity securities	$—	$77,817	$—	$77,817
Debt securities	—	40,466	—	40,466
Total assets at fair value	$—	$118,283	$—	$118,283

The following table represents net periodic benefit (income) expense and changes in plan assets and benefit obligations recognized in other comprehensive loss (income), before tax effect, for the fiscal years presented:

(in thousands)	2025	2024	2023
Interest cost	$5,249	$5,936	$6,035
Expected return on plan assets	(7,276)	(6,481)	(6,518)
Amortization of net loss	279	687	1,195
Net periodic benefit (income) expense	$(1,748)	$142	$712
Net loss (gain)	$2,688	$(6,507)	$(12,024)
Amortization of net loss	(279)	(687)	(1,195)
Total recognized in other comprehensive loss (income)	$2,409	$(7,194)	$(13,219)
Total recognized in net periodic pension benefit (income) expense and other comprehensive loss (income)	$661	$(7,052)	$(12,507)

The estimated net loss for the Defined Benefit Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.5 million. The unrecognized gain or loss is amortized as follows: the total unrecognized gain or loss, less the larger of 10% of the liability or 10% of the assets, is divided by the average future working lifetime of active plan participants.

As a result of the pending pension plan termination, the significant actuarial assumptions utilized in determining the benefit obligation as of September 27, 2025 were amended, with the following actuarial assumptions used to determine the benefit obligations at the dates indicated:

Weighted-average assumptions used to determine benefit obligations:	September 27, 2025	September 28, 2024
Discount rate(s)	4.43% and 5.16%	4.80%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:	September 27, 2025	September 28, 2024
Discount rate	4.80%	5.70%
Expected long-term return on plan assets	6.37%	6.37%
Rate of compensation increase	N/A	N/A

As of September 27, 2025, the benefit obligation was discounted using (i) a required regulatory interest rate for the estimate of those participants who will elect a lump-sum cash payment, as applicable, and (ii) the estimated interest rate inherent in the group annuity contracts for the estimate of those participants whose benefit obligations will be transferred to an insurance company. As of September 28, 2024, the benefit obligation was discounted using a benchmark interest rate representing an estimate of the single equivalent rate determined by matching the Defined Benefit Plan’s future expected cash flows to spot rates from a yield curve comprised of high-quality corporate bond rates of various durations.

The Defined Benefit Plan asset allocations at the dates indicated are as follows:

	September 27, 2025	September 28, 2024
Equity securities	—%	66%
Debt securities	100%	34%
Total securities	100%	100%

There was no Company common stock included in equity securities. Assets of the Defined Benefit Plan are invested primarily in funds that further invest in equity or debt securities. Assets are valued using quoted prices in active markets.

As of September 27, 2025, the expected rate of return on plan assets was adjusted to reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the settlement of the benefit obligations during fiscal 2026.

As of September 28, 2024, the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. In estimating that rate, appropriate consideration was given to the returns being earned by the plan assets in the fund and rates of return expected to be available for reinvestment and a building block method. The expected rate of return on each asset class was broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate).

The investment strategy for pension plan assets at the end of fiscal 2025 is to minimize the risk of significant fluctuations in the balance of the assets due to market volatility in order to maximize the funds available to provide for the settlement of the benefit obligations during fiscal 2026. This strategy is being executed through the investment in a money market fund comprised of high quality, highly liquid investments having maturities of less than one year, with dividends and interest reinvested in the account.

The investment strategy for pension plan assets at the end of fiscal fiscal 2024 was to limit risk through asset allocation, diversification, selection and timing. Assets were managed on a total return basis, with dividends and interest reinvested in the account.

The Company expects to make $0.6 million of contributions to the Defined Benefit Plan in fiscal 2026 in accordance with required IRS minimums. Additionally, in connection with the plan termination, all $109.6 million of benefit obligations are expected to be paid out of pension assets in fiscal 2026 either via (i) lump-sum cash payments to certain participants, as applicable, or (ii) the transfer of the pension obligations to an insurance company via the purchase of group annuity contracts. Subsequent to such settlements, the pension plan will cease to exist for the Company.

Defined Contribution Plan

The Company offers a defined contribution 401(k) plan covering substantially all U.S. employees and a defined contribution plan for Canadian employees. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company offered a 50% match on the first 6% of the employee’s contributions. However, due to the impacts of supply chain constraints on the Company's operations and cash flows, the Company temporarily paused this match from August 2022 through December 2022. The plans also provide for an additional discretionary match depending on Company performance. Compensation expense related to defined contribution plans totaled $2.9 million, $2.3 million and $1.3 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Health Benefits

The Company provides and is predominantly self-insured for medical, dental, and accident and sickness benefits. A liability related to this obligation is recorded on the Company’s Consolidated Balance Sheets as accrued expenses. Total expense related to this plan recorded for fiscal 2025, fiscal 2024, and fiscal 2023, was $18.0 million, $13.7 million, and $15.3 million, respectively.

Employee Compensation Plans

The MIP compensates certain salaried employees and is derived based upon the "Adjusted EBITDA" (earnings before interest, taxes, depreciation, and amortization, as adjusted) and "Free Cash Flow" metrics, as and when applicable. There was $16.0 million in MIP bonus liabilities included in accrued expenses on the Consolidated Balance Sheets at September 27, 2025 and $17.4 million at September 28, 2024.

17. Equity Investment in Affiliate(s)

Micro Bird Holdings, Inc.

On October 14, 2009, Blue Bird and Girardin MiniBus JV Inc. entered into a joint venture, Micro Bird Holdings, Inc. (“Micro Bird”), to combine the complementary expertise of the two separate manufacturers. Blue Bird Micro Bird by Girardin Type A buses are produced in Drummondville, Quebec by Micro Bird. Additionally, in September 2025, Micro Bird began producing small and mid-sized commercial buses at a newly opened facility in Plattsburgh, New York.

The Company holds a 50% equity interest in Micro Bird, utilizing the equity method of accounting as the Company does not have control to direct the activities that most significantly impact Micro Bird’s financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investment is adjusted for the Company’s proportionate share of net earnings or losses and any dividends received. At September 27, 2025 and September 28, 2024, the carrying value of the Company's investment in Micro Bird was $35.2 million and $24.4 million, respectively. No dividends were paid by Micro Bird during fiscal 2025, while it paid each venture partner $5.3 million in dividends during fiscal 2024.

In recognizing the Company’s 50% portion of Micro Bird net income, the Company recorded $10.8 million, $12.1 million, and $7.0 million in equity in net income of non-consolidated affiliate(s) for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Micro Bird's summarized balance sheet information at its September 30 year end is as follows (denominated in U.S. Dollars):

	Balance Sheet
(in thousands)	2025	2024
Current assets	$158,732	$100,974
Non-current assets	40,008	25,097
Total assets	$198,740	$126,071
Current liabilities	132,342	86,788
Non-current liabilities	9,775	1,201
Total liabilities	$142,117	$87,989
Net assets	$56,623	$38,082

Micro Bird's summarized financial results for its three fiscal years ended September 30 are as follows (denominated in U.S. Dollars):

	Income Statement
(in thousands)	2025	2024	2023
Revenues	$326,790	$280,930	$203,086
Gross profit	69,270	54,596	35,453
Operating income	38,809	32,074	18,310
Net income	19,210	21,725	13,244
Clean Bus Solutions, LLC

On December 7, 2023, the Company, through its wholly owned subsidiary, BBBC, and GC Mobility Investments I, LLC, a wholly owned subsidiary of Generate Capital, PBC (“Generate Capital”), a sustainable investment company focusing on clean energy, transportation, water, waste, agriculture, smart cities and industrial decarbonization, executed a definitive agreement (“Joint Venture Agreement”) establishing a joint venture, Clean Bus Solutions, LLC (“CBS”), to provide a fleet-as-a-service ("FaaS") offering using electric school buses manufactured and sold by the Company. The service is offered to qualified customers of the Company. Through CBS, the Company provides its end customers with turnkey electrification solutions, including a wide product range consisting of, among others, electric school buses, financing of electric buses and supporting charging infrastructure, project planning and management, and fleet optimization.

The Company and Generate Capital initially have an equal common ownership interest in CBS, and will initially jointly share management responsibility and control, with each party having certain customary consent and approval rights and control triggers. The parties each agreed to contribute up to $10.0 million to CBS, as agreed from time to time, for common interests to fund administrative expenses, and up to an additional $100.0 million of capital in the form of preferred interests to fund the purchase, delivery, installation, operation and maintenance of FaaS projects, inclusive of Blue Bird electric school buses and associated charging infrastructure. Of this amount, the Company committed to provide up to $20.0 million and Generate Capital committed to provide up to $80.0 million, with the Company’s aggregate commitment in any one year not to exceed $10.0 million without its consent.

In accordance with the terms of the Joint Venture Agreement, the Company promotes CBS as its preferred FaaS offering for electric school buses and agreed to not participate as a joint venture partner in any other similar FaaS offering for electric school buses, except as an original equipment manufacturer of buses. The Company’s obligations do not prevent or limit any activities of its dealers.

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

The Company recorded the $7.4 million fair value of the Warrants upon issuance as permanent equity within additional paid-in capital on the Consolidated Balance Sheets and is not required to subsequently record changes in fair value as long as the Warrants continue to be classified within stockholders' equity. Additionally, since the Warrants were provided in exchange for an investment in CBS, the Company recorded the cost of its investment based on the fair value of the Warrants upon issuance, which increased the balance of equity investment in affiliates on the Consolidated Balance Sheets by a corresponding $7.4 million.

During fiscal 2025 and 2024, the Company made $1.0 million and $0.6 million of cash contributions to CBS, respectively, which was recorded to equity investment in affiliates. In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded $(1.3) million and $(0.3) million of losses in equity in net income of non-consolidated affiliate(s) on the Consolidated Statements of Operations during fiscal 2025 and 2024, respectively. CBS paid no dividends in any period.

In the fourth quarter of fiscal 2025, the Company performed an impairment assessment of its equity investment in CBS. Based upon the historical losses generated by CBS since inception, when coupled with CBS' projections of continued losses in future periods, management determined that the Company would not recover the carrying amount of its investment in the near term. Accordingly, a conclusion was reached that an impairment that was other-than-temporary in nature existed. During the fourth quarter of fiscal 2025, the Company recorded a non-cash impairment charge of $7.4 million in equity in net income of non-consolidated affiliate(s) on the Consolidated Statements of Operations, which reduced the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Consolidated Balance Sheets to $0 at September 27, 2025. At September 28, 2024, the carrying value of the Company's investment in CBS was $7.7 million.

18. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss (“AOCL”) for the periods presented:

(in thousands)	Defined Benefit Pension Plan	Total AOCL
Balance, October 1, 2022	$(41,930)	$(41,930)
Other comprehensive income, gross	12,024	12,024
Amounts reclassified and included in earnings	1,195	1,195
Total before taxes	13,219	13,219
Income taxes	(3,173)	(3,173)
Balance, September 30, 2023	$(31,884)	$(31,884)
Other comprehensive income, gross	6,507	6,507
Amounts reclassified and included in earnings	687	687
Total before taxes	7,194	7,194
Income taxes	(1,726)	(1,726)
Balance, September 28, 2024	$(26,416)	$(26,416)
Other comprehensive loss, gross	(2,688)	(2,688)
Amounts reclassified and included in earnings	279	279
Total before taxes	(2,409)	(2,409)
Income taxes	578	578
Balance, September 27, 2025	$(28,247)	$(28,247)

19. Stockholder Transaction Costs

On June 7, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc. and Barclays Capital Inc., as representatives of the several underwriters and American Securities LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC (collectively, the "2023 Selling Stockholders"), pursuant to which the 2023 Selling Stockholders agreed to sell 5,175,000 shares of common stock, including the sale of 675,000 shares pursuant to the underwriters’ exercise of their over-allotment option, at a purchase price of $20.00 per share. On September 11, 2023, the Company entered into another underwriting agreement with Barclays Capital, Inc. and the 2023 Selling Stockholders, pursuant to which the 2023 Selling Stockholders agreed to sell 2,500,000 shares of common stock, at purchase price of $21.00 per share (collectively, the "2023 Offerings").

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

Although the Company did not sell any shares or receive any proceeds from the 2024 Offerings or 2023 Offerings, it was required to pay certain expenses in connection with these transactions that totaled approximately $3.2 million and $7.4 million during fiscal 2024 and fiscal 2023, respectively. These expenses are included within other income (expense), net on the Consolidated Statements of Operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the CEO and CFO, as of September 27, 2025 on the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 27, 2025.

Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting as of September 27, 2025, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)    Not applicable

(b)    Insider Trading Arrangements and Policies

During the fourth quarter of fiscal 2025, the previously disclosed Rule 10b5-1 trading plan for Philip Horlock, the Company's former CEO and President and a member of the Company's Board of Directors, expired in accordance with its terms.

During the fourth quarter of fiscal 2025, the previously disclosed Rule 10b5-1 trading plan for Razvan Radulescu, the Company's CFO, expired in accordance with its terms. On September 12, 2025, Mr. Radulescu entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 15,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Radulescu may sell shares beginning December 10, 2025 and ending May 8, 2026.

No other directors or officers of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in March 2026. The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Election of Directors,” “Information Concerning Management,” “Corporate Governance and Board Matters,” and "Delinquent Section 16(a) Reports" contained in the Proxy Statement.

Item 11. Executive Compensation

The information responsive to this item is incorporated by reference from the section entitled “Director and Executive Compensation” and related sections "Compensation Discussion and Analysis," "Fiscal 2025 Director Compensation," and "Named Executive Officer Compensation" contained in the Proxy Statement.

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

(a)   Index

(1) Financial Statements.

  The following financial statements are located in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 27, 2025 and September 28, 2024

Consolidated Statements of Operations for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023

Consolidated Statements of Comprehensive Income for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023

Consolidated Statements of Stockholders' Equity for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023

Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023

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

4.3    Form of Warrant to Purchase Common Stock of Blue Bird Corporation, dated November 14, 2024, issued by Blue Bird Corporation with an Expiration Date of December 7, 2028 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3ASR filed by the registrant on December 23, 2024, File No. 333-284017).

4.4    Form of Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of November 14, 2024, issued by Blue Bird Corporation with an Expiration Date of August 8, 2029 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3ASR filed by the registrant on December 23, 2024, File No. 333-284017).

4.5*    Description of the registrant's securities.

10.1†    Blue Bird Corporation Amended and Restated 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”) (incorporated by reference to Appendix A to the registrant’s definitive Proxy Statement, as filed on January 27, 2020).

10.2†    Revised form of grant agreement for non-qualified stock options granted under the registrant's Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed by the registrant on December 12, 2019).

10.3†    Revised form of grant agreement for restricted stock units granted under the registrant's Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed by the registrant on December 12, 2019).

10.4†    Form of Restricted Stock Unit Grant Agreement for directors under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A filed by the registrant on August 18, 2015).

10.5†    Revised form of grant agreement for non-qualified stock options granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.6†     Revised form of grant agreement for restricted stock units granted to employees under the registrant’s Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on February 13, 2020).

10.7    Credit Agreement, dated as of November 17, 2023, by and among the Company, School Bus Holdings, Inc. and certain of its subsidiaries, including Blue Bird Body Company as the borrower, Bank of Montreal, as Administrative Agent and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on November 20, 2023).

10.8†    Change in Control Plan, effective as of January 25, 2024 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.9†    Omnibus Amendment to Outstanding Stock Option and Restricted Stock Unit Awards Under the Amended and Restated Blue Bird Corporation 2015 Omnibus Equity Incentive Plan, effective as of January 25, 2024 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.10†    Employment Agreement effective May 15, 2023, between Phil Horlock and Blue Bird Corporation (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.11†    Employment Agreement effective October 1, 2023, between Razvan Radulescu and Blue Bird Corporation (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.12†    Employment Agreement effective October 1, 2023, between Ted Scartz and Blue Bird Corporation (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 8, 2024).

10.13    Amended and Restated Limited Liability Company Agreement of Clean Bus Solutions, LLC, dated as of August 8, 2024, by and among Blue Bird Body Company, Clean Bus Solutions, LLC, and GC Mobility Investments I, LLC (portions of the exhibit have been omitted) (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed by the registrant on November 25, 2024).

10.14    Form of Warrant to Purchase Common Stock of Blue Bird Corporation, dated November 14, 2024, issued by Blue Bird Corporation with an Expiration Date of December 7, 2028 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3ASR filed by the registrant on December 23, 2024, File No. 333-284017).

10.15    Form of Warrant to Purchase Common Stock of Blue Bird Corporation, dated as of November 14, 2024, issued by Blue Bird Corporation with an Expiration Date of August 8, 2029 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3ASR filed by the registrant on December 23, 2024, File No. 333-284017).

10.16†    Employment Agreement effective February 17, 2025, between John Wyskiel and Blue Bird Corporation (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 7, 2025).

10.17†    Summary of Retirement Package for Philip Horlock, effective February 28, 2025 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 7, 2025).

10.18*    Revised form of indemnity agreement between the registrant and each of its directors and executive officers.

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

101*    The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2025 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders' (Deficit) Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.

(c)   Not applicable.

Item 16. Form 10-K Summary

Omitted at registrant's option.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Allowance for Doubtful Accounts
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Doubtful Accounts Written Off, Net	Ending Balance
September 30, 2023	$100	$—	$—	$100
September 28, 2024	100	—	—	100
September 27, 2025	100	—	—	100

(in thousands)	Deferred Tax Valuation Allowance
Fiscal Year Ended	Beginning Balance	Charges to Expense/(Income)	Charges utilized/Write offs	Ending Balance
September 30, 2023	$5,503	$319	$—	$5,822
September 28, 2024	5,822	17	—	5,839
September 27, 2025	5,839	(74)	(469)	5,296

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Bird Corporation

Dated:	November 24, 2025	By:	/s/ John Wyskiel
John Wyskiel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ John Wyskiel	President, Chief Executive Officer and Director
John Wyskiel	(Principal Executive Officer)	November 24, 2025

/s/ Razvan Radulescu	Chief Financial Officer
Razvan Radulescu	(Principal Financial and Accounting Officer)	November 24, 2025

/s/ Mark Blaufuss
Mark Blaufuss	Director	November 24, 2025

/s/ Julie A. Fream
Julie A. Fream	Director	November 24, 2025

/s/ Douglas Grimm
Douglas Grimm	Director	November 24, 2025

/s/ Edward T. Hightower
Edward T. Hightower	Director	November 24, 2025

/s/ Philip Horlock
Philip Horlock	Director	November 24, 2025

/s/ Simon J. Newman
Simon J. Newman	Director	November 24, 2025

/s/ Kevin Penn
Kevin Penn	Director	November 24, 2025

/s/ Dan Thau
Dan Thau	Director	November 24, 2025