Form 10-Q
period 2025-12-27
Blue Bird Corp
filed 2026-02-04
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

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

At January 30, 2026, 31,591,902 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	December 27, 2025	September 27, 2025
Assets
Current assets
Cash and cash equivalents	$241,739	$229,313
Accounts receivable, net	10,768	20,650
Inventories	140,925	139,470
Other current assets	32,344	22,195
Total current assets	$425,776	$411,628
Property, plant and equipment, net	$112,734	$108,541
Goodwill	18,825	18,825
Intangible assets, net	41,218	41,685
Equity investment in affiliates	37,381	35,197
Deferred tax assets	—	2,697
Pension	4,777	4,889
Other assets	1,631	1,793
Total assets	$642,342	$625,255
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$121,668	$151,479
Warranty	7,205	7,494
Accrued expenses	40,622	55,164
Deferred warranty income	11,649	11,329
Other current liabilities	48,970	6,333
Current portion of long-term debt	5,000	5,000
Total current liabilities	$235,114	$236,799
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	84,154	85,324
Warranty	9,595	9,681
Deferred warranty income	22,876	22,368
Deferred tax liabilities	5,543	5,439
Other liabilities	13,692	10,229
Total long-term liabilities	$135,860	$133,041
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 27, 2025 and September 27, 2025	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,679,557 and 31,884,721 shares issued and outstanding at December 27, 2025 and September 27, 2025, respectively	3	3
Additional paid-in capital	195,532	195,466
Retained earnings	103,990	88,193
Accumulated other comprehensive loss	(28,157)	(28,247)
Total stockholders' equity	$271,368	$255,415
Total liabilities and stockholders' equity	$642,342	$625,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands of dollars except for share data)	December 27, 2025	December 28, 2024
Net sales	$333,084	$313,872
Cost of goods sold	261,855	253,555
Gross profit	$71,229	$60,317
Operating expenses
Selling, general and administrative expenses	33,552	27,275
Operating profit	$37,677	$33,042
Interest expense	(1,566)	(1,915)
Interest income	1,981	1,568
Other (expense) income, net	(211)	2,916
Income before income taxes	$37,881	$35,611
Income tax expense	(9,119)	(8,693)
Equity in net income of non-consolidated affiliates	1,994	1,804
Net income	$30,756	$28,722

Earnings per share:
Basic weighted average shares outstanding	31,777,167	32,227,723
Diluted weighted average shares outstanding	32,624,339	33,360,940
Basic earnings per share	$0.97	$0.89
Diluted earnings per share	$0.94	$0.86
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Net income	$30,756	$28,722
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	90	53
Total other comprehensive income	$90	$53
Comprehensive income	$30,846	$28,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Cash flows from operating activities
Net income	$30,756	$28,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,978	3,856
Non-cash interest expense	80	84
Share-based compensation expense	2,356	2,506
Equity in net income of non-consolidated affiliates	(1,994)	(1,804)
Loss on disposal of fixed assets	50	20
Deferred income tax expense (benefit)	2,772	(2,145)
Amortization of deferred actuarial pension losses	118	70
Changes in assets and liabilities:
Accounts receivable	9,882	45,103
Inventories	(1,455)	(35,322)
Other assets	(9,875)	(9,241)
Accounts payable	(29,029)	(5,473)
Accrued expenses, pension and other liabilities	28,940	34
Total adjustments	$5,823	$(2,312)
Total cash provided by operating activities	$36,579	$26,410
Cash flows from investing activities
Cash paid for fixed assets	$(5,465)	$(4,594)
Equity investment in affiliates (Note 11)	(190)	(500)
Total cash used in investing activities	$(5,655)	$(5,094)
Cash flows from financing activities
Term loan repayments	$(1,250)	$(1,250)
Principal payments on finance leases	—	(538)
Repurchase of common stock in connection with repurchase programs (Note 12)	(14,959)	(10,036)
Repurchase of common stock in connection with stock award exercises	(2,376)	(1,445)
Cash received from stock option exercises	87	385
Total cash used in financing activities	$(18,498)	$(12,884)
Change in cash and cash equivalents	12,426	8,432
Cash and cash equivalents at beginning of period	229,313	127,687
Cash and cash equivalents at end of period	$241,739	$136,119

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$1,490	$2,368
Interest received	(2,102)	(1,436)
Income tax paid, net of tax refunds	1	80
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$1,264	$1,940
Right-of-use assets obtained in exchange for operating lease obligations	3,713	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	Total Stockholders' Equity
Balance, September 27, 2025	31,884,721	$3	$195,466	—	$—	$(28,247)	$88,193	—	$—	$255,415
Restricted stock activity	78,578	—	(2,377)	—	—	—	—	—	—	(2,377)
Stock option activity	7,006	—	87	—	—	—	—	—	—	87
Share-based compensation expense	—	—	2,356	—	—	—	—	—	—	2,356
Share repurchases (Note 12)	(290,748)	—	—	—	—	—	(14,959)	—	—	(14,959)
Net income	—	—	—	—	—	—	30,756	—	—	30,756
Other comprehensive income, net of tax	—	—	—	—	—	90	—	—	—	90
Balance, December 27, 2025	31,679,557	$3	$195,532	—	$—	$(28,157)	$103,990	—	$—	$271,368

Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564
Restricted stock activity	57,420	—	(1,445)	—	—	—	—	—	—	(1,445)
Stock option activity	29,086	—	385	—	—	—	—	—	—	385
Share-based compensation expense	—	—	2,462	—	—	—	—	—	—	2,462
Share repurchases (Note 12)	(243,450)	—	—	—	—	—	(10,036)	—	—	(10,036)
Net income	—	—	—	—	—	—	28,722	—	—	28,722
Other comprehensive income, net of tax	—	—	—	—	—	53	—	—	—	53
Balance, December 28, 2024	32,111,078	$3	$187,379	—	$—	$(26,363)	$18,686	—	$—	$179,705

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending October 3, 2026 ("fiscal 2026") and ended September 27, 2025 ("fiscal 2025") consist or consisted of 53 and 52 weeks, respectively. The first quarters of fiscal 2026 and fiscal 2025 both included 13 weeks.

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

The Condensed Consolidated Balance Sheet data as of September 27, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes as of and for the fiscal year ended September 27, 2025 as set forth in the Company's fiscal 2025 Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 24, 2025.

Business Update

The global automotive industry supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further exacerbated by additional stress resulting from Russia’s invasion of Ukraine in February 2022 continued to impact our business and operations during the first quarters of both fiscal 2025 and 2026. Specifically, they continued to result in higher purchasing costs to procure the raw materials inventory needed to produce buses. Additionally, there were still occasional shortages of certain critical components that limited the number and/or mix of school buses that we could produce and sell. Nonetheless, ongoing improvements in manufacturing operations over the past several years have resulted in the consistent production of buses to fulfill sales orders during these same periods.

In addition to periodic inventory shortages and general inflationary pressures resulting from the global supply chain constraints discussed above, changes in trade policies and tariffs began to impact our business and operations in the second half of fiscal 2025 and continuing into the first quarter of fiscal 2026 by increasing our procurement costs for certain imported inventory.

However, the higher inventory purchase costs that we incurred in producing and selling buses during the first quarters of fiscal 2025 and fiscal 2026 resulting from the above factors, as applicable, did not negatively impact our operating results or cash flows during these periods as such impacts were largely offset by proactive increases in the sales prices we charged for our products.

Significant uncertainty still exists concerning the magnitude and duration of the ongoing (i) supply chain constraints and (ii) changes in governmental policies, programs, regulations and/or laws and accordingly, precludes any prediction as to the ultimate severity of the adverse impacts on our business, financial condition, results of operations, and liquidity.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the consolidated financial statements included in the Company’s fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 27, 2025.

Recently Issued Accounting Standards

ASU 2023-09 On December 14, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities ("PBEs") are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for PBEs in fiscal years beginning after December 15, 2024, with early adoption permitted.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	December 27, 2025	September 27, 2025
Raw materials	$86,216	$81,262
Work in process	36,573	42,838
Finished goods	18,136	15,370
Total inventories	$140,925	$139,470

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Balance at beginning of period	$17,175	$16,179
Add current period accruals	2,651	2,538
Current period reductions of accrual	(3,026)	(2,590)
Balance at end of period	$16,800	$16,127
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Balance at beginning of period	$33,697	$27,962
Add current period deferred income	3,778	3,929
Current period recognition of income	(2,950)	(2,332)
Balance at end of period	$34,525	$29,559

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $8.9 million of the outstanding contract liability during the remainder of fiscal 2026, $9.8 million in fiscal 2027, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of December 27, 2025 includes approximately $42.8 million of deferred income resulting from an advanced deposit made by a customer for a large order of electric school buses. The Company expects to recognize the vast majority of this amount as revenue during the third and fourth quarters of fiscal 2026 as the underlying buses are produced and delivered. There were no material amounts of deferred income reflected within the other current liabilities balance as of December 28, 2024.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	December 27, 2025	September 27, 2025
Current portion	$5,541	$4,979
Long-term portion	2,090	2,097
Total accrued self-insurance	$7,631	$7,076

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $5.1 million for the three months ended both December 27, 2025 and December 28, 2024. The related cost of goods sold was $4.7 million and $4.6 million for the three months ended December 27, 2025 and December 28, 2024, respectively.

Pension Expense (Income)

Components of net periodic pension benefit expense (income) were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Interest cost	$716	$1,312
Expected return on plan assets	(604)	(1,819)
Amortization of prior loss	118	70
Net periodic pension benefit expense (income)	$230	$(437)
Amortization of prior loss, recognized in other comprehensive income	(118)	(70)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$112	$(507)

4. Debt

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	December 27, 2025	September 27, 2025
Term loan borrowings, net of deferred financing costs of $846 and $926, respectively	$89,154	$90,324
Less: current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$84,154	$85,324

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans that reset frequently, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At December 27, 2025 and September 27, 2025, $90.0 million and $91.3 million, respectively, were outstanding on the term loans.

At December 27, 2025 and September 27, 2025, the stated interest rates on the term loans were 5.9% and 6.1%, respectively. At December 27, 2025 and September 27, 2025, the weighted-average annual effective interest rates for the term loans were 6.1% and 6.6%, respectively, which include amortization of the deferred debt issuance costs.

At December 27, 2025, $8.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $141.7 million on the revolving line of credit.

Interest expense on all indebtedness was $1.6 million and $1.9 million for the three months ended December 27, 2025 and December 28, 2024, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2026	$3,750
2027	5,000
2028	5,000
2029	76,250
Total remaining principal payments	$90,000

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

Three Months

The effective tax rate for the three months ended December 27, 2025 was 24.1% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

6. Guarantees, Commitments and Contingencies

Litigation

At December 27, 2025, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Our chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM primarily uses net sales and gross profit to evaluate segment performance, allocate resources, and make operating decisions as these metrics align with the Company's mission to deliver profitable growth to our stockholders over time. Specifically, net sales is utilized to evaluate the effectiveness of the Company's sales functions in obtaining a fair price for the significant value that our products offer and ensuring that the sales prices charged for our products appropriately consider changes in the costs we incur to procure inventory for the products we offer. Gross profit is utilized to evaluate the effectiveness of the Company's purchasing functions in controlling the costs we incur in procuring inventory and the effectiveness and efficiency of the Company's manufacturing operations in converting inventory into finished products. The CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, primarily because the Parts segment operates as a distributor and accordingly, does not have a significant amount of assets. Therefore, disclosures of assets for the segments are not provided. The accounting policies of the reportable segments are the same as those applied in preparation of the condensed consolidated financial statements included herein.

Significant reportable segment information provided to and used by the CODM in assessing performance and allocating resources is as follows:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Bus segment
Net sales (1)	$307,662	$288,147
Cost of goods sold	249,403	240,975
Segment gross profit	$58,259	$47,172

Parts segment
Net sales (1)	$25,422	$25,725
Cost of goods sold	12,452	12,580
Segment gross profit	$12,970	$13,145

(1)    Parts segment revenue includes $1.2 million and $1.9 million for the three months ended December 27, 2025 and December 28, 2024, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Bus segment gross profit	$58,259	$47,172
Parts segment gross profit	12,970	13,145
Segment gross profit	$71,229	$60,317
Adjustments:
Selling, general and administrative expenses	(33,552)	(27,275)
Interest expense	(1,566)	(1,915)
Interest income	1,981	1,568
Other (expense) income, net	(211)	2,916
Income before income taxes	$37,881	$35,611

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
U.S.	$278,671	$287,957
Canada	54,326	24,603
Rest of world	87	1,312
Total net sales	$333,084	$313,872

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Diesel buses	$144,853	$124,372
Alternative power buses (1)	151,377	148,922
Other (2)	12,089	15,487
Parts	24,765	25,091
Net sales	$333,084	$313,872

(1)    Includes buses sold with any power source other than diesel (e.g., gasoline, propane or electric).
(2)    Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended
(in thousands except for share data)	December 27, 2025	December 28, 2024
Numerator:
Net income	$30,756	$28,722

Denominator:
Weighted-average common shares outstanding	31,777,167	32,227,723
Weighted-average dilutive securities, restricted stock	183,305	479,759
Weighted-average dilutive securities, stock options	138,633	249,233
Weighted-average dilutive securities, warrants	525,234	404,225
Weighted-average shares and dilutive potential common shares (1)	32,624,339	33,360,940

Earnings per share:
Basic earnings per share	$0.97	$0.89
Diluted earnings per share	$0.94	$0.86

(1)    There were no potentially dilutive securities excluded from the computation of diluted earnings per share for the three months ended both December 27, 2025 and December 28, 2024 because their effect was antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL
December 27, 2025
Beginning Balance	$(28,247)	$(28,247)
Amounts reclassified and included in earnings	118	118
Total before taxes	118	118
Income taxes	(28)	(28)
Ending Balance December 27, 2025	$(28,157)	$(28,157)

December 28, 2024
Beginning Balance	$(26,416)	$(26,416)
Amounts reclassified and included in earnings	70	70
Total before taxes	70	70
Income taxes	(17)	(17)
Ending Balance December 28, 2024	$(26,363)	$(26,363)

11. Equity Investment in Affiliates

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

Micro Bird Holdings, Inc.

The Company holds a 50% equity interest in Micro Bird Holdings, Inc. ("Micro Bird"), our unconsolidated Canadian joint venture that produces Blue Bird Micro Bird by Girardin Type A school buses in Drummondville, Quebec. Additionally, since September 2025, Micro Bird has been producing small and mid-sized commercial buses and a small number of Type A school buses at a newly opened facility in Plattsburgh, New York.

In recognizing the Company’s 50% portion of Micro Bird's net income or loss, the Company recorded equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations totaling approximately $2.2 million and $2.1 million for the three months ended December 27, 2025 and December 28, 2024, respectively. Micro Bird paid no dividends in either period.

At December 27, 2025 and September 27, 2025, the carrying value of the Company's investment in Micro Bird included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $37.4 million and $35.2 million, respectively.

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

In the fourth quarter of fiscal 2025, the Company performed an impairment assessment of its equity investment in CBS. Based upon the historical losses generated by CBS since inception, when coupled with CBS' projections of continued losses in future periods, management determined that the Company would not recover the carrying amount of its investment in the near term. Accordingly, a conclusion was reached that an impairment that was other-than-temporary in nature existed. During the fourth quarter of fiscal 2025, the Company recorded a non-cash impairment charge of $7.4 million that reduced the carrying value of the Company's investment in CBS to $0 at September 27, 2025.

Through the course of its operations, CBS was unable to generate business on a timeline that was likely to generate profitable returns for the entity within the expectations of the Company and the other joint venture partner, Generate Capital, PBC (“Generate Capital”). In October 2025, the CBS Board of Managers met and voted to recommend to the joint venture partners to terminate the business, wind down operations, and dissolve the legal entity. On October 22, 2025, the Company's Board of Directors approved the termination of CBS and the joint venture agreement governing its operations. Upon obtaining similar approval from Generate Capital, the CBS Board of Managers authorized winding down and dissolution of the business on October 24, 2025, which was largely completed by the end of 2025.

During the three months ended December 27, 2025 and December 28, 2024, the Company made $0.2 million and $0.5 million of cash contributions to CBS, respectively, both of which increased the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets. The cash contributions during the three months ended December 27, 2025 were made to allow CBS to pay its obligations in connection with winding down its operations, terminating its business and dissolving the entity.

In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded $(0.2) million and $(0.3) million (both losses) in equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three months ended December 27, 2025 and December 28, 2024, respectively. CBS paid no dividends in any period.

At both December 27, 2025 and September 27, 2025, the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $0.

12. Stockholders’ Equity

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

Pursuant to the share repurchase plans, the Company repurchased 290,748 shares of its common stock for $15.0 million during the three months ended December 27, 2025. During the same period in fiscal 2025, the Company repurchased 243,450 shares of its common stock for $10.0 million. The Company constructively retired these shares immediately after repurchase, with the $15.0 million and $10.0 million amounts paid in excess of the $0.0001 par value of each share during the three months ended December 27, 2025 and December 28, 2024, respectively, recorded as a reduction in retained earnings. The shares repurchased during the three months ended December 27, 2025 resulted in the Company utilizing all $60 million that was authorized under the initial share repurchase program prior to its expiration date. The total remaining authorization for future common stock repurchases under the Company's $100 million share repurchase program was $95.6 million as of December 27, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three months ended December 27, 2025 and December 28, 2024 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (“SEC”), specifically the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s fiscal year 2025 Form 10-K, filed with the SEC on November 24, 2025. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. The following information should be read in conjunction with the financial statements included in the Company’s fiscal year 2025 Form 10-K, filed with the SEC on November 24, 2025.

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

Throughout this Report, we refer to the fiscal year ending October 3, 2026 as "fiscal 2026," the fiscal year ended September 27, 2025 as "fiscal 2025," and the fiscal year ended September 28, 2024 as "fiscal 2024." There will be 53 weeks in fiscal 2026 and were 52 weeks in fiscal 2025. The first quarters of fiscal 2026 and fiscal 2025 both included 13 weeks.

Business Update

The global supply chain constraints for automotive parts that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further impacted by additional stress resulting from Russia’s invasion of Ukraine in February 2022, continued to impact our business and operations in the first quarters of both fiscal 2025 and 2026. Specifically, there were occasional shortages of certain critical components that impacted our manufacturing production schedule and related operational efficiencies, while increasing costs charged by suppliers to procure inventory continued during both periods. Both of these factors impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses.

Nonetheless, the lessons learned, and resulting actions taken, by management over the past several years allowed the Company to continue navigating these supply chain challenges to consistently produce buses to fulfill sales orders. Such actions included, among others, sourcing inventory purchases from alternative suppliers and strategically acquiring larger quantities of certain critical components that have longer lead times that could impact our production schedule if not manufactured by our suppliers and delivered to us in a timely manner.

In addition to periodic inventory shortages and general inflationary pressures resulting from the global supply chain constraints discussed above, changes in trade policies and tariffs began to impact our business and operations in the second half of fiscal 2025 and continuing into the first quarter of fiscal 2026 by increasing our procurement costs for certain imported inventory. Actions we have taken, and are continuing to take, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance and working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs.

However, the higher inventory purchase costs that we incurred in producing and selling buses during the first quarters of fiscal 2025 and fiscal 2026 resulting from general inflationary pressures caused by global supply chain constraints as well as changes in trade policies and tariffs, as applicable, did not negatively impact our operating results or cash flows during these periods as such impacts were largely offset by proactive increases in the sales prices we charged for our products. However, they could materially impact our operating results and cash flows in future periods if we are unable to (i) mitigate the increased cost of (a) procuring inventory to produce buses and (b) purchasing parts for resale and/or (ii) increase the sales prices we charge for our products to partially or fully offset these cost increases.

Additionally, although new bus orders during the majority of fiscal 2025 remained strong, management believes that the uncertainty in bus pricing resulting from changing tariffs temporarily impacted bus orders during the latter part of fiscal 2025 and, to a lesser extent, continuing into the first quarter of fiscal 2026. Specifically, due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses in the years subsequent to the COVID-19 pandemic, the Company’s backlog approximated 4,400 units as of December 28, 2024. Given the strong backlog in the overall school bus industry that resulted in long time lags between customers ordering and taking delivery of a school bus, when coupled with the uncertainty regarding the pricing of a school bus resulting from the inclusion of actual tariff charges in the final sales price, management believes that many customers elected to temporarily defer the purchase of buses towards the end of our fiscal 2025. As a result, the Company’s backlog decreased to approximately 3,070 units as of September 27, 2025. However, due to the Company’s proactive communications with our dealers and customers and committing to a tariff pricing strategy that significantly addressed the volatility in bus pricing for customers, we experienced an increase in orders during the first quarter that increased the backlog to approximately 3,370 units as of December 27, 2025, which included over 850 electric powered units. Due to the age of school bus fleets in the U.S. and Canada, which is at least partially attributable to supply chain disruptions in recent years that have left school districts with meaningful replacement needs, and the strong overall fundamentals in the school bus industry, management believes that this slowdown in orders is temporary in nature not indicative of a broader decrease in current or future market demand.

Finally, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the latter part of fiscal 2025 and continuing into the first quarter of fiscal 2026. Although we noted that government grant money continued to flow during this period, the timing of some of these payments occurred too late to adjust our production schedule to build and sell more higher priced alternative powered school buses. However, such funding should positively impact the remainder of fiscal 2026 and/or subsequent periods. Nonetheless, any future decrease in such funds could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods.

In general, management believes that the impacts from (i) supply chain disruptions, including those resulting from current or future military conflicts, and (ii) changes in governmental policies, programs, regulations and/or laws could continue in future periods and could materially impact our results if we are unable to (a) obtain parts and supplies in sufficient quantities to meet our production needs and/or (b) pass along rising costs to our customers. They could result in significant economic disruption and adversely impact our business during the remainder of fiscal 2026 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of (i) ongoing supply chain constraints and (ii) changes in governmental policies, programs, regulations and/or laws and their potential impact on the overall economy, both within the U.S and globally. Accordingly, the magnitude and duration of such matters and their related financial impacts on our business cannot be estimated at this time.

We continue to monitor and assess the ability of suppliers to maintain operations and to provide parts and supplies in sufficient quantities and at acceptable costs to meet our production needs, including our ability to maintain continuous production during the remainder of fiscal 2026 and beyond, and price our products at amounts that are attractive to our customers. See PART I, Item 1.A. "Risk Factors," of our fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025, for a discussion of the material risks we believe we face particularly related to (i) supply chain disruptions and related constraints and (ii) changes in governmental policies, programs, regulations and/or laws.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended December 27, 2025.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during fiscal 2025 and continuing into the first three months of fiscal 2026. Additionally, the imposition of tariffs on certain imported inventory that became effective during the second half of fiscal 2025 and continued into the first three months of fiscal 2026 has further increased our inventory purchase costs. In response, the Company announced a number of sales price increases that applied to new sales orders that were intended to mitigate the impact of rising purchase costs on our operations, results and cash flows. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2025 and continuing into the first three months of fiscal 2026.
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

Consolidated Results of Operations for the Three Months Ended December 27, 2025 and December 28, 2024:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Net sales	$333,084	$313,872
Cost of goods sold	261,855	253,555
Gross profit	$71,229	$60,317
Operating expenses
Selling, general and administrative expenses	33,552	27,275
Operating profit	$37,677	$33,042
Interest expense	(1,566)	(1,915)
Interest income	1,981	1,568
Other (expense) income, net	(211)	2,916
Income before income taxes	$37,881	$35,611
Income tax expense	(9,119)	(8,693)
Equity in net income of non-consolidated affiliates	1,994	1,804
Net income	$30,756	$28,722
Other financial data:
Adjusted EBITDA	$50,058	$45,753
Adjusted EBITDA margin	15.0%	14.6%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	December 27, 2025	December 28, 2024
Bus	$307,662	$288,147
Parts	25,422	25,725
Total	$333,084	$313,872

Gross Profit (Loss) by Segment
Bus	$58,259	$47,172
Parts	12,970	13,145
Total	$71,229	$60,317

Net sales. Net sales were $333.1 million for the first quarter of fiscal 2026, an increase of $19.2 million, or 6.1%, compared to $313.9 million for the first quarter of fiscal 2025. The increase in net sales is primarily due to Bus customer and product mix changes and cumulative Bus price increases, including increases that were intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the second half of fiscal 2025 and continuing into the first quarter of fiscal 2026, which were partially offset by a small decrease in Parts sales.

Bus sales increased $19.5 million, or 6.8%, reflecting a 0.2% increase in unit bookings and a 6.5% increase in average sales price per unit. In the first quarter of fiscal 2026, 2,135 units booked compared to 2,130 units booked for the same period in fiscal 2025. The increase in unit price for the first quarter of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs.

Parts sales decreased $0.3 million, or 1.2%, for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This small decrease is primarily attributed to slight variations due to product and channel mix that were slightly larger than price increases that were implemented to offset increases in inventory costs.

Cost of goods sold. Total cost of goods sold was $261.9 million for the first quarter of fiscal 2026, an increase of $8.3 million, or 3.3%, compared to $253.6 million for the first quarter of fiscal 2025. As a percentage of net sales, total cost of goods sold improved from 80.8% to 78.6%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $8.4 million, or 3.5%, for the first quarter of fiscal 2026 compared to the same period in fiscal 2025. The increase was primarily driven by a 3.3% increase in the average cost of goods sold per unit for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, as well as the 0.2% increase in units booked. The increase in average cost of goods sold per unit primarily resulted from increases in manufacturing costs attributable to (a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the second half of fiscal 2025 and (b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase was also impacted by customer and product mix changes.

The $0.1 million, or 1.0%, decrease in Parts segment cost of goods sold for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to slight variations due to product and channel mix that were slightly larger than increased product costs driven by inflationary pressures and tariffs.

Operating profit. Operating profit was $37.7 million for the first quarter of fiscal 2026, an increase of $4.6 million compared to operating profit of $33.0 million for the first quarter of fiscal 2025. Profitability was positively impacted by an increase of $10.9 million in gross profit as outlined in the revenue and cost of goods sold discussions above. However, it was negatively impacted by an increase of $6.3 million in selling, general and administrative expenses, primarily due to an increase in (a) research and development expense and (b) labor costs.

Interest expense. Interest expense was $1.6 million for the first quarter of fiscal 2026, a decrease of $0.3 million, or 18.2%, compared to $1.9 million for the first quarter of fiscal 2025. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 6.4% at December 28, 2024 to 5.9% at December 27, 2025, as well as lower outstanding borrowings in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.

Other (expense) income, net. Other expense, net was $0.2 million for the first quarter of fiscal 2026, a decrease of $3.1 million, or 107.2%, compared to $2.9 million of other income, net for the same period in fiscal 2025.

During the first quarter of fiscal 2026, the Company recorded net periodic pension expense of approximately $0.2 million compared with net periodic pension income of $0.4 million for the same period in fiscal 2025.

Additionally, during the first quarter of fiscal 2025, the Company sold certain state emissions credits that it was not projecting to use for approximately $2.6 million, with no such sales during the first quarter of fiscal 2026. The proceeds from this sale was recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations as this transaction is not indicative of our normal revenue generating activities.

Income taxes. Income tax expense was $9.1 million for the first quarter of fiscal 2026 compared to $8.7 million for the same period in fiscal 2025.

The effective tax rate for the three months ended December 27, 2025 was 24.1% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $50.1 million, or 15.0% of net sales, for the first quarter of fiscal 2026, an increase of $4.3 million, or 9.4%, compared to $45.8 million, or 14.6% of net sales, for the first quarter of fiscal 2025. The increase primarily relates to the increase in gross profit, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as outlined in the revenue and cost of goods sold discussions above, that was partially offset by a smaller increase in selling, general and administrative expenses, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Net income	$30,756	$28,722
Adjustments:
Interest (income) expense, net (1)	(253)	433
Income tax expense	9,119	8,693
Depreciation, amortization and disposals (2)	4,572	4,243
Share-based compensation expense	2,356	2,506
Micro Bird Holdings, Inc. total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	3,508	1,156
Adjusted EBITDA	$50,058	$45,753
Adjusted EBITDA margin (percentage of net sales)	15.0%	14.6%

(1)    Includes $0.2 million and $0.1 million for the three months ended December 27, 2025 and December 28, 2024, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $0.6 million and $0.4 million for the three months ended December 27, 2025 and December 28, 2024, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At December 27, 2025, the Company had $241.7 million of available cash (net of outstanding checks) and $141.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of December 27, 2025 set at Level I.

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

At December 27, 2025, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Cash and cash equivalents at beginning of period	$229,313	$127,687
Total cash provided by operating activities	36,579	26,410
Total cash used in investing activities	(5,655)	(5,094)
Total cash used in financing activities	(18,498)	(12,884)
Change in cash and cash equivalents	$12,426	$8,432
Cash and cash equivalents at end of period	$241,739	$136,119

Total cash provided by operating activities

Cash flows provided by operating activities totaled $36.6 million for the three months ended December 27, 2025, an increase of $10.2 million from the $26.4 million of cash flows provided by operating activities during the three months ended December 28, 2024.

The increase primarily resulted from (i) the $2.0 million increase in net income and (ii) the effect of net changes in operating assets and liabilities that positively impacted operating cash flows by $3.4 million, both during the three months ended December 27, 2025 when compared with the three months ended December 28, 2024. The primary drivers in the changes in operations assets and liabilities were favorable changes in inventories and accrued expenses, pension and other liabilities of $33.9 million and $28.9 million, respectively, that were partially offset by an unfavorable changes in accounts receivable and accounts payable of $35.2 million and $23.6 million, respectively, as follows:

•We had a larger increase in the balance of our inventory during the first quarter of fiscal 2025 when compared with the first quarter of fiscal 2026 (that resulted in a significant decrease in the use of cash when comparing periods). Specifically, the bus orders that we produced during the first quarter of fiscal 2025 contained a larger mix of units for certain customers, primarily fleet and specific governmental customers, for which the sales cycle is longer when compared with sales to dealers, resulting in increases in all categories of inventories (raw material, work in process and finished goods) as of December 28, 2024 when compared with December 27, 2025. Additionally, at the end of the first quarter of fiscal 2025, we elected to strategically acquire larger quantities of certain critical components that have longer lead times and could impact our production schedule in future periods if not manufactured by our suppliers and delivered to us in a timely manner when compared with similar activity in the first quarter of fiscal 2026.

•There was a larger increase in accrued expenses, pension and other liabilities (that resulted in a significant increase in a source of cash) during the first quarter of fiscal 2026 when compared with the first quarter of fiscal 2025. This increase was primarily driven by a $42.8 million advanced payment made by a customer in the first quarter of fiscal 2026, with no similar activity in the first quarter of fiscal 2025. This increase was partially offset by a $17.8 million decrease in accrued income taxes in the first quarter of fiscal 2026 when compared with the similar period in 2025, primarily due to the timing of income tax payments that impacted the balances at the end of each quarter.

•A shift in our customer mix resulted in an increase in the accounts receivable balance towards the end of fiscal 2024, when compared with the end of fiscal 2025. Specifically, we had a significant increase in fleet revenue towards the end of fiscal 2024 relating to school buses that were delivered to coincide with the start of the new school year, with such revenue representing the majority of sales we make on credit. During the three months ended December 28, 2024, the accounts receivable balances relating to fiscal 2024 fleet revenue were collected, representing a significant cash inflow. As the accounts receivable balance at the end of fiscal 2025 was significantly lower than the balance at the end of fiscal 2024 due to a significant reduction in sales we made on credit at the end of each respective period, the amount of accounts receivable collected during the three months ended December 27, 2025 was significantly lower when compared with the same period in fiscal 2025.

•There was a larger decrease in accounts payable (that resulted in a significant increase in the use of cash) during the first quarter of fiscal 2026 when compared with the the first quarter of fiscal 2025. This decrease primarily resulted from decreases in (i) our production volume and (ii) our strategic acquisition of certain critical components during the first quarter of fiscal 2026 when compared with the first quarter of fiscal 2025 as described previously above.

Total cash used in investing activities

Cash flows used in investing activities totaled $5.7 million for the three months ended December 27, 2025 as compared to $5.1 million for the three months ended December 28, 2024. The $0.6 million increase was primarily due to an increase in spending on fixed assets, as increasing recent profitability has allowed for more capital spending.

Total cash used in financing activities

Cash flows used in financing activities totaled $18.5 million for the three months ended December 27, 2025 as compared to $12.9 million for the three months ended December 28, 2024, resulting in a $5.6 million increase between fiscal periods.

During the first three months of fiscal 2026, the Company purchased an incremental $4.9 million of common stock in connection with its share repurchase programs when compared with the same period in fiscal 2025. Additionally, there was a $0.9 million increase in purchases of Company common stock in connection with stock award exercises in the three months ended December 27, 2025 when compared with the three months ended December 28, 2024. These increases were partially offset by a $0.5 million decrease in principal payments on financing leases, which expired in fiscal 2025 and accordingly, there was no similar activity in the three months ended December 27, 2025.

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

	Three Months Ended
(in thousands of dollars)	December 27, 2025	December 28, 2024
Net cash provided by operating activities	$36,579	$26,410
Cash paid for fixed assets	(5,465)	(4,594)
Free Cash Flow	$31,114	$21,816

Free Cash Flow for the three months ended December 27, 2025 was $9.3 million higher than for the three months ended December 28, 2024 due to a $10.2 million increase in net cash provided by operating activities that was partially offset by an $0.9 million increase in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $8.3 million at December 27, 2025 that secure our (a) self-insured workers compensation program and (b) performance obligations relating to certain environmental matters, the collateral for both of which is regulated by the State of Georgia.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to our interest rate, commodity or currency risks previously disclosed in Part II, Item 7A of the Company’s fiscal 2025 Form 10-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 27, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company's fiscal 2025 Form 10-K. Such risk factors are expressly incorporated herein by reference and they could materially adversely affect our business, financial condition, cash flows or operating results.

The risks described in the fiscal 2025 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or operating results.

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

The timing, manner, price, and number of shares to be repurchased will be at the discretion of Company management. The repurchase programs do not obligate Blue Bird to acquire any specific amount of securities and can be modified or terminated at any time without notice. Repurchases under these programs are expected to be funded from one or a combination of existing cash balances, future free cash flow, or indebtedness.

Share repurchase activity under the share repurchase programs, on a trade date basis, for each fiscal month in the quarter ended December 27, 2025, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
September 28 - October 25, 2025	—	$—	—	$110.5
October 26 - November 22, 2025	169,762	51.28	169,762	101.8
November 23 - December 27, 2025	120,986	51.69	120,986	95.6
Total	290,748		290,748
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under either the (i) $60.0 million repurchase program approved on January 31, 2024 that expires on January 31, 2026 or (ii) $100.0 million repurchase program approved on August 5, 2025 that expires on January 1, 2028. The share repurchases during the three months ended December 27, 2025 resulted in the Company utilizing all $60.0 million that was authorized under the initial share repurchase program prior to its expiration date.

Item 5. Other Information.

(c)    During the first quarter of fiscal 2026, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

In addition, during the first quarter of fiscal 2026, the previously disclosed Rule 10b5-1 trading plan for Razvan Radulescu, the Company's Chief Financial Officer, expired in accordance with its terms.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.	Description
3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2
The registrant's Bylaws, as amended, effective February 2, 2023 (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K, filed by the registrant with the SEC on February 3, 2023).

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

Blue Bird Corporation

Dated:	February 4, 2026	/s/ John Wyskiel
John Wyskiel
President and Chief Executive Officer

Dated:	February 4, 2026	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer