Form 10-Q
period 2026-03-28
Blue Bird Corp
filed 2026-05-06
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

At May 1, 2026, 31,646,589 shares of the registrant’s common stock, $0.0001 par value, and 1 share of the registrant's preferred stock, $0.0001 par value, having voting rights equivalent to 2,702,180 shares of the registrant's common stock, were outstanding. The preferred stock was issued in connection with an acquisition that closed on April 1, 2026. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report for a more detailed discussion of this transaction.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	March 28, 2026	September 27, 2025
Assets
Current assets
Cash and cash equivalents	$275,893	$229,313
Accounts receivable, net	12,940	20,650
Inventories	144,765	139,470
Other current assets	32,969	22,195
Total current assets	$466,567	$411,628
Property, plant and equipment, net	$117,868	$108,541
Goodwill	18,825	18,825
Intangible assets, net	40,750	41,685
Equity investment in affiliates	39,204	35,197
Deferred tax assets	—	2,697
Pension	4,664	4,889
Other assets	1,486	1,793
Total assets	$689,364	$625,255
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$127,124	$151,479
Warranty	7,235	7,494
Accrued expenses	53,752	55,164
Deferred warranty income	12,015	11,329
Other current liabilities	49,156	6,333
Current portion of long-term debt	5,000	5,000
Total current liabilities	$254,282	$236,799
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	82,982	85,324
Warranty	9,540	9,681
Deferred warranty income	23,292	22,368
Deferred tax liabilities	8,189	5,439
Other liabilities	13,151	10,229
Total long-term liabilities	$137,154	$133,041
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 28, 2026 and September 27, 2025	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,646,589 and 31,884,721 shares issued and outstanding at March 28, 2026 and September 27, 2025, respectively	3	3
Additional paid-in capital	197,690	195,466
Retained earnings	128,302	88,193
Accumulated other comprehensive loss	(28,067)	(28,247)
Total stockholders' equity	$297,928	$255,415
Total liabilities and stockholders' equity	$689,364	$625,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars except for share data)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$352,635	$358,851	$685,719	$672,723
Cost of goods sold	281,988	287,997	543,843	541,552
Gross profit	$70,647	$70,854	$141,876	$131,171
Operating expenses
Selling, general and administrative expenses	31,529	37,143	65,081	64,418
Operating profit	$39,118	$33,711	$76,795	$66,753
Interest expense	(1,545)	(1,813)	(3,111)	(3,728)
Interest income	1,929	1,258	3,910	2,826
Other (expense) income, net	(2,922)	444	(3,133)	3,360
Income before income taxes	$36,580	$33,600	$74,461	$69,211
Income tax expense	(9,102)	(9,129)	(18,221)	(17,822)
Equity in net income of non-consolidated affiliates	1,823	1,575	3,817	3,379
Net income	$29,301	$26,046	$60,057	$54,768

Earnings per share:
Basic weighted average shares outstanding	31,629,376	31,917,407	31,703,272	32,072,354
Diluted weighted average shares outstanding	32,430,122	32,885,993	32,558,241	33,152,066
Basic earnings per share	$0.93	$0.82	$1.89	$1.71
Diluted earnings per share	$0.90	$0.79	$1.84	$1.65
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income	$29,301	$26,046	$60,057	$54,768
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	90	52	180	105
Total other comprehensive income	$90	$52	$180	$105
Comprehensive income	$29,391	$26,098	$60,237	$54,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Cash flows from operating activities
Net income	$60,057	$54,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,045	7,710
Non-cash interest expense	158	167
Share-based compensation expense	4,027	9,940
Equity in net income of non-consolidated affiliates	(3,817)	(3,379)
Loss on disposal of fixed assets	51	285
Deferred income tax expense (benefit)	5,390	(3,962)
Amortization of deferred actuarial pension losses	236	139
Changes in assets and liabilities:
Accounts receivable	7,710	43,313
Inventories	(5,295)	(36,034)
Other assets	(10,241)	(10,955)
Accounts payable	(25,101)	9,929
Accrued expenses, pension and other liabilities	43,120	(17,741)
Total adjustments	$24,283	$(588)
Total cash provided by operating activities	$84,340	$54,180
Cash flows from investing activities
Cash paid for fixed assets	$(13,319)	$(13,616)
Equity investment in affiliates (Note 11)	(190)	(500)
Total cash used in investing activities	$(13,509)	$(14,116)
Cash flows from financing activities
Term loan repayments	$(2,500)	$(2,500)
Principal payments on finance leases	—	(604)
Repurchase of common stock in connection with repurchase programs (Note 12)	(19,948)	(30,053)
Repurchase of common stock in connection with stock award exercises	(2,574)	(4,412)
Cash received from stock option exercises	771	567
Total cash used in financing activities	$(24,251)	$(37,002)
Change in cash and cash equivalents	46,580	3,062
Cash and cash equivalents at beginning of period	229,313	127,687
Cash and cash equivalents at end of period	$275,893	$130,749

Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$2,993	$4,048
Interest received	(3,926)	(2,761)
Income tax paid, net of tax refunds	7,360	30,695
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$2,873	$2,521
Right-of-use assets obtained in exchange for operating lease obligations	3,713	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	Total Stockholders' Equity
Balance, December 27, 2025	31,679,557	$3	$195,532	—	$—	$(28,157)	$103,990	—	$—	$271,368
Restricted stock activity	14,015	—	(197)	—	—	—	—	—	—	(197)
Stock option activity	54,687	—	685	—	—	—	—	—	—	685
Share-based compensation expense	—	—	1,670	—	—	—	—	—	—	1,670
Share repurchases (Note 12)	(101,670)	—	—	—	—	—	(4,989)	—	—	(4,989)
Net income	—	—	—	—	—	—	29,301	—	—	29,301
Other comprehensive income, net of tax	—	—	—	—	—	90	—	—	—	90
Balance, March 28, 2026	31,646,589	$3	$197,690	—	$—	$(28,067)	$128,302	—	$—	$297,928

Balance, December 28, 2024	32,111,078	$3	$187,379	—	$—	$(26,363)	$18,686	—	$—	$179,705
Restricted stock activity	111,432	—	(2,966)	—	—	—	—	—	—	(2,966)
Stock option activity	10,845	—	182	—	—	—	—	—	—	182
Share-based compensation expense	—	—	7,390	—	—	—	—	—	—	7,390
Share repurchases (Note 12)	(559,352)	—	—	—	—	—	(20,017)	—	—	(20,017)
Net income	—	—	—	—	—	—	26,046	—	—	26,046
Other comprehensive income, net of tax	—	—	—	—	—	52	—	—	—	52
Balance, March 29, 2025	31,674,003	$3	$191,985	—	$—	$(26,311)	$24,715	—	$—	$190,392

	Six Months Ended
(in thousands of dollars, except for share data)	Common Stock			Convertible Preferred Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	Total Stockholders' Equity
Balance, September 27, 2025	31,884,721	$3	$195,466	—	$—	$(28,247)	$88,193	—	$—	$255,415
Restricted stock activity	92,593	—	(2,574)	—	—	—	—	—	—	(2,574)
Stock option activity	61,693	—	771	—	—	—	—	—	—	771
Share-based compensation expense	—	—	4,027	—	—	—	—	—	—	4,027
Share repurchases (Note 12)	(392,418)	—	—	—	—	—	(19,948)	—	—	(19,948)
Net income	—	—	—	—	—	—	60,057	—	—	60,057
Other comprehensive income, net of tax	—	—	—	—	—	180	—	—	—	180
Balance, March 28, 2026	31,646,589	$3	$197,690	—	$—	$(28,067)	$128,302	—	$—	$297,928

Balance, September 28, 2024	32,268,022	$3	$185,977	—	$—	$(26,416)	$—	—	$—	$159,564
Restricted stock activity	168,852		(4,412)							(4,412)
Stock option activity	39,931		567							567
Share-based compensation expense			9,853							9,853
Share repurchases (Note 12)	(802,802)						(30,053)			(30,053)
Net income							54,768			54,768
Other comprehensive income, net of tax						105				105
Balance, March 29, 2025	31,674,003	$3	$191,985	—	$—	$(26,311)	$24,715	—	$—	$190,392

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending October 3, 2026 ("fiscal 2026") and ended September 27, 2025 ("fiscal 2025") consist or consisted of 53 and 52 weeks, respectively. The second quarters of fiscal 2026 and fiscal 2025 both included 13 weeks. The six month periods in fiscal 2026 and 2025 both included 26 weeks.

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

Business Update

The global automotive industry supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further exacerbated by additional stress resulting from Russia’s invasion of Ukraine in February 2022 continued to impact our business and operations during the first half of both fiscal 2025 and 2026. Specifically, they continued to result in higher purchasing costs to procure the raw materials inventory needed to produce buses. Additionally, there were still occasional shortages of certain critical components that limited the number and/or mix of school buses that we could produce and sell. Nonetheless, ongoing improvements in manufacturing operations over the past several years have resulted in the consistent production of buses to fulfill sales orders during these same periods.

In addition to periodic inventory shortages and general inflationary pressures resulting from the global supply chain constraints discussed above, changes in trade policies and tariffs began to impact our business and operations in the second half of fiscal 2025 and continuing into the first half of fiscal 2026 by increasing our procurement costs for certain imported inventory.

However, the higher inventory purchase costs that we incurred in producing and selling buses during the first half of fiscal 2025 and fiscal 2026 resulting from the above factors, as applicable, did not negatively impact our operating results or cash flows during these periods as such impacts were largely offset by proactive increases in the sales prices we charged for our products.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the consolidated financial statements included in the Company’s fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 28, 2026.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	March 28, 2026	September 27, 2025
Raw materials	$88,614	$81,262
Work in process	38,932	42,838
Finished goods	17,219	15,370
Total inventories	$144,765	$139,470

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Balance at beginning of period	$16,800	$16,127	$17,175	$16,179
Add current period accruals	2,346	2,698	4,997	5,236
Current period reductions of accrual	(2,371)	(2,480)	(5,397)	(5,070)
Balance at end of period	$16,775	$16,345	$16,775	$16,345
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Balance at beginning of period	$34,525	$29,559	$33,697	$27,962
Add current period deferred income	3,611	3,337	7,389	7,266
Current period recognition of income	(2,829)	(2,448)	(5,779)	(4,780)
Balance at end of period	$35,307	$30,448	$35,307	$30,448

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $6.3 million of the outstanding contract liability during the remainder of fiscal 2026, $10.7 million in the fiscal year ending October 2, 2027, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of March 28, 2026 includes approximately $42.8 million of deferred income resulting from an advanced deposit made by a customer for a large order of electric school buses. The Company expects to recognize the vast majority of this amount as revenue during the third and fourth quarters of fiscal 2026 as the underlying buses are produced and delivered. There were no material amounts of deferred income reflected within the other current liabilities balance as of September 27, 2025.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	March 28, 2026	September 27, 2025
Current portion	$5,639	$4,979
Long-term portion	1,710	2,097
Total accrued self-insurance	$7,349	$7,076

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $4.6 million and $5.2 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $9.7 million and $10.3 million for the six months ended March 28, 2026 and March 29, 2025, respectively. The related cost of goods sold was $4.1 million and $4.7 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $8.8 million and $9.3 million for the six months ended March 28, 2026 and March 29, 2025, respectively.

Pension Expense (Income)

Components of net periodic pension benefit expense (income) were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Interest cost	$716	$1,312	$1,432	$2,624
Expected return on plan assets	(604)	(1,819)	(1,208)	(3,638)
Amortization of prior loss	118	69	236	139
Net periodic pension benefit expense (income)	$230	$(438)	$460	$(875)
Amortization of prior loss, recognized in other comprehensive income	(118)	(69)	(236)	(139)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$112	$(507)	$224	$(1,014)

4. Debt

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	March 28, 2026	September 27, 2025
Term loan borrowings, net of deferred financing costs of $768 and $926, respectively	$87,982	$90,324
Less: current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$82,982	$85,324

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans that reset frequently, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At March 28, 2026 and September 27, 2025, $88.8 million and $91.3 million, respectively, were outstanding on the term loans.

At March 28, 2026 and September 27, 2025, the stated interest rates on the term loans were 5.5% and 6.1%, respectively. At March 28, 2026 and September 27, 2025, the weighted-average annual effective interest rates for the term loans were 6.0% and 6.6%, respectively, which include amortization of the deferred debt issuance costs.

At March 28, 2026, $8.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $141.7 million on the revolving line of credit.

Interest expense on all indebtedness was $1.5 million and $1.8 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $3.1 million and $3.7 million for the six months ended March 28, 2026 and March 29, 2025, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2026	$2,500
2027	5,000
2028	5,000
2029	76,250
Total remaining principal payments	$88,750

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

Three Months

The effective tax rate for the three months ended March 28, 2026 was 24.9% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Six Months

The effective tax rate for the six months ended March 28, 2026 was 24.5% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

6. Guarantees, Commitments and Contingencies

Litigation

At March 28, 2026, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

Significant reportable segment information provided to and used by the CODM in assessing performance and allocating resources is as follows:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Bus segment
Net sales (1)	$325,087	$332,712	$632,749	$620,859
Cost of goods sold	267,832	275,078	517,235	516,053
Segment gross profit	$57,255	$57,634	$115,514	$104,806

Parts segment
Net sales (1)	$27,548	$26,139	$52,970	$51,864
Cost of goods sold	14,156	12,919	26,608	25,499
Segment gross profit	$13,392	$13,220	$26,362	$26,365

(1)    Parts segment revenue includes $1.4 million and $1.9 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $2.6 million and $3.8 million for the six months ended March 28, 2026 and March 29, 2025, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Bus segment gross profit	$57,255	$57,634	$115,514	$104,806
Parts segment gross profit	13,392	13,220	26,362	26,365
Segment gross profit	$70,647	$70,854	$141,876	$131,171
Adjustments:
Selling, general and administrative expenses	(31,529)	(37,143)	(65,081)	(64,418)
Interest expense	(1,545)	(1,813)	(3,111)	(3,728)
Interest income	1,929	1,258	3,910	2,826
Other (expense) income, net	(2,922)	444	(3,133)	3,360
Income before income taxes	$36,580	$33,600	$74,461	$69,211

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S.	$316,779	$299,274	$595,450	$587,231
Canada	35,809	59,471	90,135	84,074
Rest of world	47	106	134	1,418
Total net sales	$352,635	$358,851	$685,719	$672,723

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Diesel buses	$165,220	$117,611	$310,073	$241,983
Alternative power buses (1)	149,832	199,462	301,209	348,384
Other (2)	10,764	16,285	22,853	31,772
Parts	26,819	25,493	51,584	50,584
Net sales	$352,635	$358,851	$685,719	$672,723

(1)    Includes buses sold with any power source other than diesel (e.g., gasoline, propane or electric).
(2)    Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands except for share data)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Numerator:
Net income	$29,301	$26,046	$60,057	$54,768

Denominator:
Weighted-average common shares outstanding	31,629,376	31,917,407	31,703,272	32,072,354
Weighted-average dilutive securities, restricted stock	148,195	432,673	207,296	475,526
Weighted-average dilutive securities, stock options	118,933	216,937	118,243	239,056
Weighted-average dilutive securities, warrants	533,618	318,976	529,430	365,130
Weighted-average shares and dilutive potential common shares (1)	32,430,122	32,885,993	32,558,241	33,152,066

Earnings per share:
Basic earnings per share	$0.93	$0.82	$1.89	$1.71
Diluted earnings per share	$0.90	$0.79	$1.84	$1.65

(1)    Potentially dilutive securities representing 0.1 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 29, 2025 as their effect would have been antidilutive. There were no potentially dilutive securities excluded from the computation of diluted earnings per share for the three and six month periods ended March 28, 2026 and for the six month period ended March 29, 2025 because their effect was antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan	Total AOCL	Defined Benefit Pension Plan	Total AOCL
March 28, 2026
Beginning Balance	$(28,157)	$(28,157)	$(28,247)	$(28,247)
Amounts reclassified and included in earnings	118	118	236	236
Total before taxes	118	118	236	236
Income taxes	(28)	(28)	(56)	(56)
Ending Balance March 28, 2026	$(28,067)	$(28,067)	$(28,067)	$(28,067)

March 29, 2025
Beginning Balance	$(26,363)	$(26,363)	$(26,416)	$(26,416)
Amounts reclassified and included in earnings	69	69	139	139
Total before taxes	69	69	139	139
Income taxes	(17)	(17)	(34)	(34)
Ending Balance March 29, 2025	$(26,311)	$(26,311)	$(26,311)	$(26,311)

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

In recognizing the Company’s 50% portion of Micro Bird's net income or loss, the Company recorded equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations totaling approximately $1.8 million and $2.0 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $4.0 million and $4.1 million for the six months ended March 28, 2026 and March 29, 2025, respectively. Micro Bird paid no dividends in the three or six month periods ended March 28, 2026 or March 29, 2025.

At March 28, 2026 and September 27, 2025, the carrying value of the Company's investment in Micro Bird included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $39.2 million and $35.2 million, respectively.

On April 1, 2026, prior to filing the second quarter fiscal 2026 Form 10-Q with the SEC, the Company completed its acquisition of the remaining 50% of the outstanding common stock of Micro Bird. Since Micro Bird's fiscal periods align with calendar months, its financial results for the three and six month periods ended March 31, 2026 were utilized to record the equity in net income of non-consolidated affiliates reflected on the Condensed Consolidated Statement of Operations for the three and six month periods ended March 28, 2026 as discussed above. However, this acquisition will result in the Company ceasing to account for Micro Bird utilizing the equity method of accounting effective March 28, 2026 and fully consolidating Micro Bird at the beginning of the third quarter of fiscal 2026 and subsequently. See Note 13, Subsequent Events, for further discussion.

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

The Company made no cash contributions to CBS during the three months ended March 28, 2026 and March 29, 2025 but made $0.2 million and $0.5 million of cash contributions to CBS during the six months ended March 28, 2026 and March 29, 2025, respectively, both of which increased the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets. The cash contributions during the six months ended March 28, 2026 were made to allow CBS to pay its obligations in connection with winding down its operations, terminating its business and dissolving the entity.

In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded less than $(0.1) million and $(0.4) million (both losses) in equity in net income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three months ended March 28, 2026 and March 29, 2025, respectively, and $(0.2) million and $(0.7) million (both losses) for the six months ended March 28, 2026 and March 29, 2025, respectively. CBS paid no dividends in any period.

At both March 28, 2026 and September 27, 2025, the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $0.

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

Pursuant to the share repurchase plans, the Company repurchased 101,670 shares of its common stock for $5.0 million during the three months ended March 28, 2026 and 392,418 shares of its common stock for $19.9 million during the six months ended March 28, 2026. During the same periods in fiscal 2025, the Company repurchased 559,352 and 802,802 shares of its common stock, respectively, for $20.0 million and $30.1 million, respectively. The Company constructively retired these shares immediately after repurchase, with the $5.0 million and $20.0 million amounts paid in excess of the $0.0001 par value of each share during the three months ended March 28, 2026 and March 29, 2025, respectively, and the $19.9 million and $30.1 million amounts paid in excess of the $0.0001 par value of each share during the six months ended March 28, 2026 and March 29, 2025, respectively, recorded as a reduction in retained earnings. The shares repurchased during the first quarter of fiscal 2026 resulted in the Company utilizing all $60 million that was authorized under the initial share repurchase program prior to its expiration date. The total remaining authorization for future common stock repurchases under the Company's $100 million share repurchase program was $90.6 million as of March 28, 2026.

13. Subsequent Events

Defined Benefit Pension Plan Settlement and Termination

During the latter part of fiscal 2025, the Company initiated actions to terminate its Defined Benefit Pension Plan (the "Plan"). During April 2026, the pension benefits earned by certain Plan participants were settled via lump-sum cash payments totaling $13.0 million, representing approximately 11.8% of the $109.6 million total projected benefit obligation as of September 27, 2025, using Plan assets. Also during April 2026, the Company received initial bids to purchase a group annuity contract from a significant number of insurance companies. Management is currently evaluating such bids and expects to finalize this process by executing an agreement with the selected insurance company in May 2026. The pension benefits earned by those Plan participants remaining after the lump-sum cash payments described above are expected to be settled prior to the end of the third quarter of fiscal 2026 via the transfer of such obligations to either the (i) selected insurance company, via the purchase of a group annuity contract, or (ii) Pension Benefit Guaranty Corporation ("PBGC") via the transfer of cash, both using Plan assets.

Subsequent to the lump-sum cash payments, purchase of a group annuity contract and transfer of cash to the PBGC, as applicable, the Company is, or will be, relieved of the primary responsibility for paying the benefit obligations earned by Plan participants in future periods, which constitutes a plan settlement. The provisions of ASC 715, Postretirement Benefits, indicate that the settlement of all, or more than a minor portion, of a pension plan benefit obligation represents an event that requires the recognition in income of all, or part, of the net gain or loss deferred in accumulated other comprehensive income or loss. Since the Company has settled, or will settle, all of the Plan's benefit obligations during the third quarter of fiscal 2026, the entire after-tax balance recorded in accumulated other comprehensive loss within stockholders' equity on the Condensed Consolidated Balance Sheets, which totaled $28.1 million as of March 28, 2026, will be recognized as a loss in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2026, as will the corresponding deferred tax asset, which totaled $4.8 million as of March 28, 2026. However, both of these amounts are subject to change during the third quarter of fiscal 2026 as normal pension accounting entries are recorded through the date that the Plan is completely terminated and as the provisions of ASC 715 require that pension plan assets and obligations be remeasured immediately prior to a plan settlement.

Micro Bird Acquisition

On April 1, 2026, the Company completed its acquisition of the remaining 50% of the outstanding common stock of Micro Bird pursuant to the terms of a Purchase Agreement dated February 15, 2026 (the “Purchase Agreement”) with the AG 2014 Trust (“AG Trust”), the SG One 2014 Trust (“SG Trust”), and the DG One 2014 Trust (“DG Trust” and collectively with AG Trust and SG Trust, the “Trusts”), Groupe Autobus Girardin Ltée, a corporation existing under the federal laws of Canada (“GAG”), and Girardin Minibus JV 2 Inc., a corporation existing under the laws of the Province of Québec (the “MB US Seller” and together with the Trusts and GAG, the “Sellers” and each, a “Seller”).

Specifically, the Company acquired 100% of the issued and outstanding equity securities of Girardin Minibus JV 2 USA Inc., a Delaware corporation (“MB US Target”) and, through its newly formed Canadian subsidiary, MB Exchangeco Inc. (“MB ExchangeCo”), 100% of the issued and outstanding equity securities of Girardin Minibus JV Inc., a corporation existing under the laws of the Province of Québec (“MB Canada Target” and together with MB US Target, the “Micro Bird Targets” and each, a “Target”) collectively in exchange for an aggregate purchase price of $201.8 million (the “Purchase Price”) that was established at the time of signing the Purchase Agreement and was modified only for changes in working capital and net debt amounts between February 15 and April 1, 2026. Under the terms of the Purchase Agreement, the Purchase Price was paid as follows: (i) approximately 30% was paid in cash in the amount of $63.0 million, after closing adjustments, and (ii) approximately 70% was valued via reference to 2,702,180 shares of Company common stock at a share price of $51.35 for a total value of $138.8 million (the “Stock Consideration”) and paid through the issuance of a combination of (i) 2,702,180 Class A non-voting exchangeable common shares in the capital of MB ExchangeCo (the “Exchangeable Shares”), which are exchangeable on a one-to-one basis into shares of Company common stock, and (ii) one share of newly-created Company preferred stock with voting rights equivalent to the number of Company common shares that the outstanding Exchangeable Shares are exchangeable into at any time (the “Special Voting Share”).

The Exchangeable Shares are not transferable without Company consent. In addition, the Exchangeable Shares and any shares of Company common stock issued upon the exchange of the Exchangeable Shares will be subject to a contractual lock-up as follows: no transfers of the shares may occur for a period of six months, or until October 1, 2026. Thereafter, (i) 17.9% of the shares will be released from lock-up on October 1, 2026, (ii) an additional 17.9% of the shares will be released from lock-up on April 1, 2027, (iii) an additional 17.9% of the shares will be released from lock-up on October 1, 2027, (iv) an additional 27.8% of the shares will be released from lock-up on April 1, 2028, and (v) the remaining 18.5% of the shares will be released from lock-up on April 1, 2029.

The issuance of the Exchangeable Shares was not registered under the Securities Act of 1933. The Company has agreed to file with the SEC a registration statement covering the resale of the Company common stock issued upon the exchange of the Exchangeable Shares, use commercially reasonable efforts to cause the registration statement to become effective prior to the expiration of the contractual restrictions described above, and to generally cause the registration statement to remain effective while the Exchangeable Shares remain outstanding.

The Exchangeable Shares issued by MB ExchangeCo have no rights with respect to MB ExchangeCo, other than the right to exchange into shares of Company common stock. This right requires MB ExchangeCo to redeem Exchangeable Shares upon the request of the holder for a redemption price equal to one share of Company common stock for each Exchangeable Share redeemed, plus any unpaid dividends.

The terms of the Purchase Agreement also required the Company to repay all of Micro Bird's outstanding bank debt obligations, including interest accrued on outstanding principal balances, existing on the date of closing, which totaled $129.6 million.

The acquisition of the remaining 50% of the outstanding common stock of Micro Bird will result in the Company controlling Micro Bird effective April 1, 2026. Accordingly, the acquisition will be recorded as a business combination in accordance with the provisions of ASC 805, Business Combinations, which will result in the Company ceasing to account for Micro Bird utilizing the equity method of accounting at the end of the second quarter of fiscal 2026 and fully consolidating Micro Bird at the beginning of the third quarter of fiscal 2026 and subsequently.

During the three and six months ended March 28, 2026, the Company incurred approximately $2.7 million of pretax costs relating to this transaction, which are recorded in Other (expense) income, net on the Condensed Consolidated Statements of Operations as they are not indicative of our normal operating activities. No similar costs were incurred in the corresponding periods of fiscal 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended March 28, 2026 and March 29, 2025 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Throughout this Report, we refer to the fiscal year ending October 3, 2026 as "fiscal 2026," the fiscal year ended September 27, 2025 as "fiscal 2025," and the fiscal year ended September 28, 2024 as "fiscal 2024." There will be 53 weeks in fiscal 2026 and were 52 weeks in fiscal 2025. The second quarters of fiscal 2026 and fiscal 2025 both included 13 weeks. The six month periods in fiscal 2026 and 2025 both included 26 weeks.

Business Update

The global supply chain constraints for automotive parts that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further impacted by additional stress resulting from Russia’s invasion of Ukraine in February 2022, continued to impact our business and operations in the first half of both fiscal 2025 and 2026. Specifically, there were occasional shortages of certain critical components that impacted our manufacturing production schedule and related operational efficiencies, while increasing costs charged by suppliers to procure inventory continued during both periods. Both of these factors impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses.

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

In addition to periodic inventory shortages and general inflationary pressures resulting from the global supply chain constraints discussed above, changes in trade policies and tariffs began to impact our business and operations in the second half of fiscal 2025 and continuing into the first half of fiscal 2026 by increasing our procurement costs for certain imported inventory. Actions we have taken, and are continuing to take, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance and working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs.

However, the higher inventory purchase costs that we incurred in producing and selling buses during the first half of fiscal 2025 and fiscal 2026 resulting from general inflationary pressures caused by global supply chain constraints as well as changes in trade policies and tariffs, as applicable, did not negatively impact our operating results or cash flows during these periods as such impacts were largely offset by proactive increases in the sales prices we charged for our products. However, they could materially impact our operating results and cash flows in future periods if we are unable to (i) mitigate the increased cost of (a) procuring inventory to produce buses and (b) purchasing parts for resale and/or (ii) increase the sales prices we charge for our products to partially or fully offset these cost increases.

Additionally, although new bus orders during the majority of fiscal 2025 remained strong, management believes that the uncertainty in bus pricing resulting from changing tariffs temporarily impacted bus orders during the latter part of fiscal 2025 and, to a lesser extent, continuing into the first half of fiscal 2026. Specifically, due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses in the years subsequent to the COVID-19 pandemic, the Company’s backlog approximated 4,400 units as of March 29, 2025. Given the strong backlog in the overall school bus industry that resulted in long time lags between customers ordering and taking delivery of a school bus, when coupled with the uncertainty regarding the pricing of a school bus resulting from the inclusion of actual tariff charges in the final sales price, management believes that many customers elected to temporarily defer the purchase of buses towards the end of our fiscal 2025. As a result, the Company’s backlog decreased to approximately 3,070 units as of September 27, 2025. However, due to the Company’s proactive communications with our dealers and customers and committing to a tariff pricing strategy that significantly addressed the volatility in bus pricing for customers, we experienced an increase in orders during the first half of fiscal 2026 that increased the backlog to approximately 3,560 units as of March 28, 2026, which included over 900 electric powered units. Due to the age of school bus fleets in the U.S. and Canada, which is at least partially attributable to supply chain disruptions in recent years that have left school districts with meaningful replacement needs, and the strong overall fundamentals in the school bus industry, management believes that this slowdown in orders is temporary in nature not indicative of a broader decrease in current or future market demand.

Finally, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the latter part of fiscal 2025 and continuing into the first half of fiscal 2026. Although we noted that government grant money continued to flow during this period, the timing of some of these payments occurred too late to adjust our production schedule to build and sell more higher priced alternative powered school buses. However, such funding should positively impact the remainder of fiscal 2026 and/or subsequent periods. Nonetheless, any future decrease in such funds could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods.

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended March 28, 2026.

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
•Inflation. As discussed previously above, supply chain disruptions developing subsequent to the COVID-19 pandemic and Russia's invasion of Ukraine have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during fiscal 2025 and continuing into the first half of fiscal 2026. Additionally, the imposition of tariffs on certain imported inventory that became effective during the second half of fiscal 2025 and continued into the first half of fiscal 2026 has further increased our inventory purchase costs. In response, the Company announced a number of sales price increases that applied to new sales orders that were intended to mitigate the impact of rising purchase costs on our operations, results and cash flows. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2025 and continuing into the first half of fiscal 2026.
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
•Equity in net income or loss of non-consolidated affiliates. We include in this line item our 50% share of net income or loss from our investments in Micro Bird Holdings, Inc. ("Micro Bird) and Clean Bus Solutions, LLC, our unconsolidated joint ventures.

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

Consolidated Results of Operations for the Three Months Ended March 28, 2026 and March 29, 2025:

	Three Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Net sales	$352,635	$358,851
Cost of goods sold	281,988	287,997
Gross profit	$70,647	$70,854
Operating expenses
Selling, general and administrative expenses	31,529	37,143
Operating profit	$39,118	$33,711
Interest expense	(1,545)	(1,813)
Interest income	1,929	1,258
Other (expense) income, net	(2,922)	444
Income before income taxes	$36,580	$33,600
Income tax expense	(9,102)	(9,129)
Equity in net income of non-consolidated affiliates	1,823	1,575
Net income	$29,301	$26,046
Other financial data:
Adjusted EBITDA	$50,814	$49,206
Adjusted EBITDA margin	14.4%	13.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	March 28, 2026	March 29, 2025
Bus	$325,087	$332,712
Parts	27,548	26,139
Total	$352,635	$358,851

Gross Profit (Loss) by Segment
Bus	$57,255	$57,634
Parts	13,392	13,220
Total	$70,647	$70,854

Net sales. Net sales were $352.6 million for the second quarter of fiscal 2026, a decrease of $6.2 million, or 1.7%, compared to $358.9 million for the second quarter of fiscal 2025. The decrease in net sales is primarily due to a 6.4% decrease in units sold resulting from a 6.7% decrease in the number of production days in the second quarter of fiscal 2026 when compared with the same period in fiscal 2025, which primarily resulted from the timing of holidays, and our corresponding plant shutdown, in our production calendar. As a result of producing fewer buses, we had fewer units that were available to sell. However, the decrease resulting from selling fewer units was partially offset by Bus customer and product mix changes and cumulative Bus price increases, including increases that were intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the second half of fiscal 2025 and continuing into the first half of fiscal 2026, as well as an increase in Parts sales.

Bus sales decreased $7.6 million, or 2.3%, reflecting a 6.4% decrease in unit bookings that was partially offset by a 4.4% increase in average sales price per unit. In the second quarter of fiscal 2026, 2,148 units booked compared to 2,295 units booked for the same period in fiscal 2025. The increase in unit price for the second quarter of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs.

Parts sales increased $1.4 million, or 5.4%, for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. This increase is primarily attributed to price increases that were implemented to offset increases in inventory costs as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $282.0 million for the second quarter of fiscal 2026, a decrease of $6.0 million, or 2.1%, compared to $288.0 million for the second quarter of fiscal 2025. As a percentage of net sales, total cost of goods sold improved from 80.3% to 80.0%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold decreased $7.2 million, or 2.6%, for the second quarter of fiscal 2026 compared to the same period in fiscal 2025. The decrease was primarily driven by the 6.4% decrease in units booked, which was partially offset by a 4.0% increase in the average cost of goods sold per unit for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. The increase in average cost of goods sold per unit primarily resulted from increases in manufacturing costs attributable to (a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the second half of fiscal 2025 and (b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase was also impacted by customer and product mix changes.

The $1.2 million, or 9.6%, increase in Parts segment cost of goods sold for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 was primarily due increased product costs driven by inflationary pressures and tariffs as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $39.1 million for the second quarter of fiscal 2026, an increase of $5.4 million compared to operating profit of $33.7 million for the second quarter of fiscal 2025. Profitability was positively impacted by a decrease of $5.6 million in selling, general and administrative expenses, primarily due to the significant amount of share-based compensation expense recorded in the second quarter of fiscal 2025 resulting from the retirement of our former President and Chief Executive Officer, with no similar significant expense recorded for the acceleration of vesting of stock awards in the second quarter of fiscal 2026. However, profitability was negatively impacted by a decrease of $0.2 million in gross profit as outlined in the revenue and cost of goods sold discussions above.

Interest expense. Interest expense was $1.5 million for the second quarter of fiscal 2026, a decrease of $0.3 million, or 14.8%, compared to $1.8 million for the second quarter of fiscal 2025. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 6.2% at March 29, 2025 to 5.5% at March 28, 2026, as well as lower outstanding borrowings in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.

Other (expense) income, net. Other expense, net was $2.9 million for the second quarter of fiscal 2026, a decrease of $3.4 million, or 758.1%, compared to $0.4 million of other income, net for the same period in fiscal 2025.

During the second quarter of fiscal 2026, the Company recorded net periodic pension expense of approximately $0.2 million compared with net periodic pension income of $0.4 million for the same period in fiscal 2025.

Additionally, during the second quarter of fiscal 2026, the Company incurred approximately $2.7 million of pretax costs relating to the acquisition of the remaining 50% of the outstanding common stock of Micro Bird effective April 1, 2026, with no such costs incurred during the second quarter of fiscal 2025. The costs incurred relating to this transaction were recorded in other expense, net as they are not indicative of our normal operating activities. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed discussion of this transaction.

Income taxes. Income tax expense was $9.1 million for both the second quarter of fiscal 2026 and the same period in fiscal 2025.

The effective tax rate for the three months ended March 28, 2026 was 24.9% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $50.8 million, or 14.4% of net sales, for the second quarter of fiscal 2026, an increase of $1.6 million, or 3.3%, compared to $49.2 million, or 13.7% of net sales, for the second quarter of fiscal 2025. The increase primarily relates to the increase in Micro Bird earnings, when adjusted for the impact of expenses that are excluded in calculating Adjusted EBITDA as outlined in the table below, that was partially offset by a decrease in other income, net, when adjusted for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Net income	$29,301	$26,046
Adjustments:
Interest (income) expense, net (1)	(233)	633
Income tax expense	9,102	9,129
Depreciation, amortization and disposals (2)	4,673	4,251
Micro Bird acquisition costs	2,673	—
Share-based compensation expense	1,670	7,434
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	3,628	1,713
Adjusted EBITDA	$50,814	$49,206
Adjusted EBITDA margin (percentage of net sales)	14.4%	13.7%

(1)    Includes $0.2 million and $0.1 million for the three months ended March 28, 2026 and March 29, 2025, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $0.6 million and $0.4 million for the three months ended March 28, 2026 and March 29, 2025, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Six Months Ended March 28, 2026 and March 29, 2025:

	Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Net sales	$685,719	$672,723
Cost of goods sold	543,843	541,552
Gross profit	$141,876	$131,171
Operating expenses
Selling, general and administrative expenses	65,081	64,418
Operating profit	$76,795	$66,753
Interest expense	(3,111)	(3,728)
Interest income	3,910	2,826
Other (expense) income, net	(3,133)	3,360
Income before income taxes	$74,461	$69,211
Income tax expense	(18,221)	(17,822)
Equity in net income of non-consolidated affiliates	3,817	3,379
Net income	$60,057	$54,768
Other financial data:
Adjusted EBITDA	$100,872	$94,959
Adjusted EBITDA margin	14.7%	14.1%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Six Months Ended
Net Sales by Segment	March 28, 2026	March 29, 2025
Bus	$632,749	$620,859
Parts	52,970	51,864
Total	$685,719	$672,723

Gross Profit by Segment
Bus	$115,514	$104,806
Parts	26,362	26,365
Total	$141,876	$131,171

Net sales. Net sales were $685.7 million for the six months ended March 28, 2026, an increase of $13.0 million, or 1.9%, compared to $672.7 million for the six months ended March 29, 2025. The increase in net sales is primarily due to Bus customer and product mix changes and cumulative Bus price increases, including increases that were intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the second half of fiscal 2025 and continuing into the first half of fiscal 2026, as well as an increase in Parts sales. The Bus increases described above were partially offset by a decrease in Bus units sold resulting from a 4.3% decrease in the number of production days during the six months ended March 28, 2026 when compared with the same period in fiscal 2025, which primarily resulted from the timing of holidays, and our corresponding plant shutdown, in our production calendar. As a result of producing fewer buses, we had fewer units that were available to sell.

Bus sales increased $11.9 million, or 1.9%, reflecting a 5.3% increase in average sales price per unit that was partially offset by a 3.2% decrease in units booked. The increase in unit price for the first six months of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs. This increase was partially offset by the impact of booking 4,283 units in the six months ended March 28, 2026 compared with 4,425 units during the same period in fiscal 2025.

Parts sales increased $1.1 million, or 2.1%, for the six months ended March 28, 2026 compared to the six months ended March 29, 2025. This increase is primarily attributed to price increases that were implemented to offset increases in inventory costs as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $543.8 million for the six months ended March 28, 2026, an increase of $2.3 million, or 0.4%, compared to $541.6 million for the six months ended March 29, 2025. As a percentage of net sales, total cost of goods sold improved from 80.5% to 79.3%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $1.2 million, or 0.2%, for the six months ended March 28, 2026 compared to the six months ended March 29, 2025. The increase was primarily driven by the 3.5% increase in the average cost of goods sold per unit in the six months ended March 28, 2026 compared to the same period in fiscal 2025. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the second half of fiscal 2025 and b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase was also impacted by customer and product mix changes. However, it was partially offset by the 3.2% decrease in units booked as discussed above.

The $1.1 million, or 4.3%, increase in parts segment cost of goods sold for the six months ended March 28, 2026 compared to the six months ended March 29, 2025 was primarily attributable to increased product costs due to inflationary pressures and tariffs as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $76.8 million for the six months ended March 28, 2026, an increase of $10.0 million compared to operating profit of $66.8 million for the six months ended March 29, 2025. Profitability was positively impacted by an increase of $10.7 million in gross profit as outlined in the revenue and cost of goods sold discussions. However, it was negatively impacted by an increase of $0.7 million in selling, general and administrative expenses during the first six months of fiscal 2026 when compared with the same period in fiscal 2025, primarily due to an increase in (a) research and development expense and (b) labor costs. However, such increases were partially offset by a significant decrease in share-based compensation expense recorded in the second quarter of fiscal 2025 resulting from the retirement of our former President and Chief Executive Officer, with no similar significant expense recorded for the acceleration of vesting of stock awards in the second quarter of fiscal 2026.

Interest expense. Interest expense was $3.1 million for the six months ended March 28, 2026, a decrease of $0.6 million, or 16.6%, compared to $3.7 million for the six months ended March 29, 2025. The decrease was primarily attributable to a decrease in the stated term loan interest rate from 6.2% at March 29, 2025 to 5.5% at March 28, 2026, as well as lower outstanding borrowings in the first six months of fiscal 2026 compared to the first six months of fiscal 2025.

Other income (expense), net. Other expense, net was $3.1 million for the six months ended March 28, 2026, an increase of $6.5 million, or 193.2%, compared to $3.4 million of other income, net for the six months ended March 29, 2025.

The Company recorded $0.5 million of net periodic pension expense during the six months ended March 28, 2026 when compared with $0.9 million of net periodic pension income recorded during the six months ended March 29, 2025.

Additionally, during the second quarter of fiscal 2026, the Company incurred approximately $2.7 million of pretax costs relating to the acquisition of the remaining 50% of the outstanding common stock of Micro Bird effective April 1, 2026, with no such costs incurred during the the six months ended March 29, 2025. The costs incurred relating to this transaction were recorded in other expense, net as they are not indicative of our normal operating activities. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed discussion of this transaction.

Finally, during the first quarter of fiscal 2025, the Company sold certain state emissions credits that it was not projecting to use for approximately $2.6 million, with no similar income recorded during the the first six months of fiscal 2026. The proceeds from this sale were recorded in other income, net as this transaction is not indicative of our normal revenue generating activities.

Income taxes. Income tax expense was $18.2 million for the six months ended March 28, 2026 compared to $17.8 million for the six months ended March 29, 2025.

The effective tax rate for the six months ended March 28, 2026 was 24.5% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

Adjusted EBITDA. Adjusted EBITDA was $100.9 million, or 14.7% of net sales, for the six months ended March 28, 2026, an increase of $5.9 million, or 6.2%, compared to $95.0 million, or 14.1% of net sales, for the six months ended March 29, 2025. The increase primarily relates to the increase in (i) gross profit, when adjusted for the impact of expenses that are excluded in calculating Adjusted EBITDA, as outlined in the revenue and cost of goods sold discussions above and (ii) Micro Bird earnings, when adjusted for the impact of expenses that are excluded in calculating Adjusted EBITDA as outlined in the table below, that were partially offset by (iii) an increase in selling, general and administrative expenses, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above and (iv) a decrease in other income, net, when adjusted for the impact of expenses that are excluded in calculating Adjusted EBITDA, as discussed above.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Net income	$60,057	$54,768
Adjustments:
Interest (income) expense, net (1)	(486)	1,066
Income tax expense	18,221	17,822
Depreciation, amortization and disposals (2)	9,244	8,494
Micro Bird acquisition costs	2,673	—
Share-based compensation expense	4,027	9,940
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	7,136	2,869
Adjusted EBITDA	$100,872	$94,959
Adjusted EBITDA margin (percentage of net sales)	14.7%	14.1%

(1)    Includes $0.3 million and $0.2 million for the six months ended March 28, 2026 and March 29, 2025, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $1.2 million and $0.8 million for the six months ended March 28, 2026 and March 29, 2025, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facility. At March 28, 2026, the Company had $275.9 million of available cash (net of outstanding checks) and $141.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes.

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

The Credit Facilities are guaranteed by all of the Company’s wholly-owned domestic restricted subsidiaries (subject to customary exceptions) and are secured by a security agreement that pledges a lien on virtually all of the assets of Borrower, the Company and the Company’s other wholly-owned domestic restricted subsidiaries, other than any owned or leased real property and subject to customary exceptions.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of March 28, 2026 set at Level I.

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

At March 28, 2026, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

First Amended Credit Agreement

On March 31, 2026, in anticipation of the Micro Bird acquisition closing on the following day (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed discussion of this transaction), BBBC executed an amendment to the Credit Agreement (the "First Amended Credit Agreement"), by and among BBBC, the Company and Bank of Montreal, acting as administrative agent, together with the other lenders.

The First Amended Credit Agreement primarily provides for an increase in the letter of credit sub-facility component of the Revolving Credit Facility from $25.0 million to $60.0 million, although it did not change the $150.0 million aggregate commitments limitation for the Revolving Credit Facility. It also designates certain revolving credit facility indebtedness that may be incurred by Micro Bird outside of the terms of the First Amended Credit Agreement as permitted indebtedness, although the maximum amount of such indebtedness is initially capped at $50.0 million but decreases to $30.0 million upon the completion of certain pre-specified conditions that generally must be finalized within 90 days following the closing of the acquisition. The Micro Bird revolving credit facility generally exists to support the financing of certain of its inventory purchases, with the increase in the letter of credit sub-facility component of the Company's Revolving Credit Facility securing Micro Bird's obligations under the terms of its revolving credit facility. Subsequent to the Company repaying all of Micro Bird's bank debt obligations in connection with the closing of the acquisition, there were no amounts outstanding on its revolving credit facility on April 1, 2026.

Under the terms of the First Amended Credit Agreement, Micro Bird's Canadian legal entities will not become parties thereto. However, the Credit Facilities are required to be secured by a security agreement that pledges a lien on 65% of the value of their issued and outstanding capital stock entitled to vote that generally must be finalized within 90 days following the closing of the acquisition.

None of the other significant terms of the Credit Agreement discussed above were modified in connection with executing the First Amended Credit Agreement.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Cash and cash equivalents at beginning of period	$229,313	$127,687
Total cash provided by operating activities	84,340	54,180
Total cash used in investing activities	(13,509)	(14,116)
Total cash used in financing activities	(24,251)	(37,002)
Change in cash and cash equivalents	$46,580	$3,062
Cash and cash equivalents at end of period	$275,893	$130,749

Total cash provided by operating activities

Cash flows provided by operating activities totaled $84.3 million for the six months ended March 28, 2026, an increase of $30.2 million from the $54.2 million of cash flows provided by operating activities during the six months ended March 29, 2025.

The increase primarily resulted from (i) the $5.3 million increase in net income and (ii) the effect of net changes in operating assets and liabilities that positively impacted operating cash flows by $21.7 million, both during the six months ended March 28, 2026 when compared with the six months ended March 29, 2025. The primary drivers in the changes in operating assets and liabilities were favorable changes in inventories and accrued expenses, pension and other liabilities of $30.7 million and $60.9 million, respectively, that were partially offset by unfavorable changes in accounts receivable and accounts payable of $35.6 million and $35.0 million, respectively, as follows:

•We had a larger increase in the balance of our inventory during the first half of fiscal 2025 when compared with the first half of fiscal 2026 (that resulted in a significant decrease in the use of cash when comparing periods). Specifically, the bus orders that we produced during the first half of fiscal 2025 contained a larger mix of units for certain customers, primarily fleet and specific governmental customers, for which the sales cycle is longer when compared with sales to dealers, resulting in significant increases in work in process and finished goods inventories as of March 29, 2025 when compared with March 28, 2026. Additionally, during the first half of fiscal 2025, we elected to strategically acquire larger quantities of certain critical components that have longer lead times and could impact our production schedule in future periods if not manufactured by our suppliers and delivered to us in a timely manner when compared with similar activity in the first half of fiscal 2026.

•There was a large increase in accrued expenses, pension and other liabilities (that resulted in a significant source of cash) during the first half of fiscal 2026 when compared with a large decrease (that resulted in a significant use of cash) during the first half of fiscal 2025. The increase in fiscal 2026 was primarily driven by a $42.8 million advanced payment made by a customer in the first half of fiscal 2026, with no similar activity in the first quarter of fiscal 2025. The decrease in fiscal 2025 primarily resulted from a decrease in accrued income taxes, primarily due to the timing of income tax payments that impacted the balances at the end of the second quarter of fiscal 2025 when compared with the comparable period in fiscal 2026.

•A shift in our customer mix resulted in an increase in the accounts receivable balance towards the end of fiscal 2024, when compared with the end of fiscal 2025. Specifically, we had a significant increase in fleet revenue towards the end of fiscal 2024 relating to school buses that were delivered to coincide with the start of the new school year, with such revenue representing the majority of sales we make on credit. During the six months ended March 29, 2025, the accounts receivable balances relating to fiscal 2024 fleet revenue were collected, representing a significant cash inflow. As the accounts receivable balance at the end of fiscal 2025 was significantly lower than the balance at the end of fiscal 2024 due to a significant reduction in sales we made on credit at the end of each respective period, the amount of accounts receivable collected during the six months ended March 28, 2026 was significantly lower when compared with the same period in fiscal 2025.

•There was a net decrease in accounts payable (that resulted in a significant increase in the use of cash) during the first half of fiscal 2026 when compared with the the first half of fiscal 2025. This decrease primarily resulted from decreases in (i) our production volume and (ii) our strategic acquisition of certain critical components, both during the the six months ended March 28, 2026 when compared with the six months ended March 29, 2025 as described previously above.

Total cash used in investing activities

Cash flows used in investing activities totaled $13.5 million for the six months ended March 28, 2026 as compared to $14.1 million for the six months ended March 29, 2025.

Total cash used in financing activities

Cash flows used in financing activities totaled $24.3 million for the six months ended March 28, 2026 as compared to $37.0 million for the six months ended March 29, 2025, resulting in a $12.8 million decrease between fiscal periods.

During the six months ended March 28, 2026, the Company purchased $10.1 million less common stock in connection with its share repurchase programs than it did during the same period ended March 29, 2025. Additionally, there was a $1.8 million decrease in purchases of Company common stock in connection with stock award exercises during the six months ended March 28, 2026 when compared with the same period ended March 29, 2025. Finally, there was a $0.6 million decrease in principal payments on financing leases, which expired in fiscal 2025 and accordingly, there was no similar activity in the six months ended March 28, 2026.

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

	Six Months Ended
(in thousands of dollars)	March 28, 2026	March 29, 2025
Net cash provided by operating activities	$84,340	$54,180
Cash paid for fixed assets	(13,319)	(13,616)
Free Cash Flow	$71,021	$40,564

Free Cash Flow for the six months ended March 28, 2026 was $30.5 million higher than for the six months ended March 29, 2025 due to a $30.2 million increase in net cash provided by operating activities and a $0.3 million decrease in cash paid for fixed assets, both as discussed above.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $8.3 million at March 28, 2026 that secure our (a) self-insured workers compensation program and (b) performance obligations relating to certain environmental matters, the collateral for both of which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 28, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The share repurchases during the first quarter of fiscal 2026 resulted in the Company utilizing all $60.0 million that was authorized under the initial share repurchase program prior to its expiration date.

Share repurchase activity under the share repurchase programs, on a trade date basis, for each fiscal month in the quarter ended March 28, 2026, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
December 28, 2025 - January 24, 2026	101,670	$49.07	101,670	$90.6
January 25 - February 21, 2026	—	—	—	90.6
February 22 - March 28, 2026	—	—	—	90.6
Total	101,670		101,670
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under the $100.0 million repurchase program approved on August 5, 2025 that expires on January 1, 2028.

Item 5. Other Information.

(c)    On March 4, 2026, Razvan Radulescu, the Company's Chief Financial Officer, entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 9,400 shares of the Company's common stock. Pursuant to this plan, Mr. Radulescu may sell shares beginning December 10, 2026 and ending December 15, 2026.

During the second quarter of fiscal 2026, none of the Company's other directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.	Description
2.1
Share Purchase Agreement dated as of February 15, 2026, by and among Blue Bird Corporation, by and through its wholly-owned subsidiary, Blue Bird Body Company, and (i) the AG 2014 Trust, the SG One 2014 Trust, and the DG One 2014 Trust and (ii) Groupe Autobus Girardin Ltée and Girardin Minibus JV 2 Inc. (the schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to include supplemental copies of any of the omitted exhibit or schedules upon request by the SEC) (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 17, 2026).

2.2
Form of Exchange and Support Agreement by and among Groupe Autobus Girardin Ltée, Blue Bird Corporation, MB CallCo Inc. and MB ExchangeCo Inc (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 17, 2026).

2.3
Form of Board Election Agreement by and between Blue Bird Corporation and Groupe Autobus Girardin Ltée (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 17, 2026).

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2*	Certificate of Amendment (dated March 11, 2026) to registrant’s Second Amended and Restated Certificate of Incorporation.

3.3
Certificate of Designation of Special Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on April 2, 2026).

3.4
The registrant's Bylaws, as amended, effective February 2, 2023 (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K, filed by the registrant with the SEC on February 3, 2023).

10.1*†	Blue Bird Corporation Amended and Restated 2015 Omnibus Equity Incentive Plan, effective November 21, 2025.

10.2*†	Employment Agreement effective January 1, 2026, between Jeff Sanfrey and Blue Bird Corporation.

31.1*	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Chief Executive Officer and Chief Financial Officer Joint Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Blue Bird Corporation

Dated:	May 6, 2026	/s/ John Wyskiel
John Wyskiel
President and Chief Executive Officer

Dated:	May 6, 2026	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer