Form 10-Q
period 2026-06-27
Blue Bird Corp
filed 2026-08-05
CIK 1589526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

At July 31, 2026, 31,676,039 shares of the registrant’s common stock, $0.0001 par value, and 1 share of the registrant's preferred stock, no par value, having voting rights equivalent to 2,702,180 shares of the registrant's common stock, were outstanding. The preferred stock was issued in connection with an acquisition that closed on April 1, 2026. See Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report for a more detailed discussion of this transaction.

BLUE BIRD CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of dollars, except for share data)	June 27, 2026	September 27, 2025
Assets
Current assets
Cash and cash equivalents	$116,824	$229,313
Accounts receivable, net	53,498	20,650
Inventories	302,468	139,470
Other current assets	40,920	22,195
Total current assets	$513,710	$411,628
Property, plant and equipment, net	$165,118	$108,541
Goodwill	264,102	18,825
Intangible assets, net	175,826	41,685
Equity investment in affiliates	27	35,197
Deferred tax assets	—	2,697
Finance lease right-of-use assets	28,664	—
Pension (Note 14)	17,726	4,889
Other assets	1,347	1,793
Total assets	$1,166,520	$625,255
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$174,964	$151,479
Warranty	10,924	7,494
Accrued expenses	66,385	55,164
Deferred warranty income	12,633	11,329
Finance lease obligations	976	—
Other current liabilities	42,464	6,333
Current portion of long-term debt	5,000	5,000
Total current liabilities	$313,346	$236,799
Long-term liabilities
Revolving credit facility	$—	$—
Long-term debt	81,810	85,324
Warranty	17,079	9,681
Deferred warranty income	24,262	22,368
Deferred tax liabilities	32,926	5,439
Finance lease obligations	27,965	—
Other liabilities	14,240	10,229
Total long-term liabilities	$198,282	$133,041
Guarantees, commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 27, 2026 and September 27, 2025	$—	$—
Voting preferred stock, no par value, 1 and no shares authorized, issued and outstanding at June 27, 2026 and September 27, 2025, respectively (Note 12)	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,676,039 and 31,884,721 shares issued and outstanding at June 27, 2026 and September 27, 2025, respectively	3	3
Exchangeable common stock, no par value, 2,702,180 and no shares authorized, issued and outstanding at June 27, 2026 and September 27, 2025, respectively (Note 12)	—	—
Additional paid-in capital	342,115	195,466
Retained earnings	313,557	88,193
Accumulated other comprehensive loss (Note 10)	(783)	(28,247)
Total stockholders' equity	$654,892	$255,415
Total liabilities and stockholders' equity	$1,166,520	$625,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars except for share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$517,160	$398,011	$1,202,879	$1,070,734
Cost of goods sold	413,786	312,083	957,629	853,635
Gross profit	$103,374	$85,928	$245,250	$217,099
Operating expenses
Selling, general and administrative expenses	40,706	35,859	105,787	100,277
Operating profit	$62,668	$50,069	$139,463	$116,822
Interest expense	(1,964)	(1,738)	(5,075)	(5,466)
Interest income	627	1,483	4,537	4,309
Other income (expense), net (Notes 13 and 14)	135,690	(580)	132,557	2,780
Income before income taxes	$197,021	$49,234	$271,482	$118,445
Income tax expense	(10,173)	(12,375)	(28,394)	(30,197)
Equity in net (loss) income of non-consolidated affiliates	(1,593)	(404)	2,224	2,975
Net income	$185,255	$36,455	$245,312	$91,223

Earnings per share:
Basic weighted average shares outstanding	34,237,303	31,556,312	32,547,949	31,899,623
Diluted weighted average shares outstanding	35,150,916	32,581,820	33,464,047	33,023,743
Basic earnings per share	$5.41	$1.16	$7.54	$2.86
Diluted earnings per share	$5.27	$1.12	$7.33	$2.76
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$185,255	$36,455	$245,312	$91,223
Other comprehensive income, net of tax:
Net change in defined benefit pension plan	27,909	53	28,089	158
Net foreign currency translation adjustment	(625)	—	(625)	—
Total other comprehensive income	$27,284	$53	$27,464	$158
Comprehensive income	$212,539	$36,508	$272,776	$91,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income	$245,312	$91,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,791	11,671
Non-cash interest expense	236	249
Share-based compensation expense	5,564	12,910
Equity in net income of non-consolidated affiliates	(2,224)	(2,975)
Loss on disposal of fixed assets	52	316
Deferred income tax expense (benefit)	95	(5,442)
Amortization of deferred actuarial pension losses	315	209
Pension plan settlement loss (Note 14)	19,562	—
Gain from acquisition of joint venture (Note 13)	(160,522)	—
Changes in assets and liabilities:
Accounts receivable	(32,848)	37,991
Inventories	(17,894)	(23,244)
Other assets	(3,097)	(8,709)
Accounts payable	7,663	7,305
Accrued expenses, pension and other liabilities	36,372	(10,408)
Total adjustments	$(129,935)	$19,873
Total cash provided by operating activities	$115,377	$111,096
Cash flows from investing activities
Cash paid for fixed assets	$(22,695)	$(18,215)
Equity investment in affiliates (Note 11)	(190)	(850)
Business acquisition, net of cash acquired (Note 13)	(49,641)	—
Total cash used in investing activities	$(72,526)	$(19,065)
Cash flows from financing activities
Term loan repayments	$(3,750)	$(3,750)
Repayment of Micro Bird debt (Note 4)	(129,618)	—
Principal payments on finance leases	(231)	(981)
Repurchase of common stock in connection with repurchase programs (Note 12)	(19,948)	(38,993)
Repurchase of common stock in connection with stock award exercises	(2,574)	(4,412)
Cash received from stock option exercises	781	1,484
Total cash used in financing activities	$(155,340)	$(46,652)
Change in cash and cash equivalents	(112,489)	45,379
Cash and cash equivalents at beginning of period	229,313	127,687
Cash and cash equivalents at end of period	$116,824	$173,066

	Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Supplemental disclosures of cash flow information
Cash paid or received during the period:
Interest paid	$4,989	$5,710
Interest received	(5,018)	(4,132)
Income tax paid, net of tax refunds	16,728	43,594
Non-cash investing and financing activities:
Changes in accounts payable for capital additions to property, plant and equipment	$2,402	$1,573
Right-of-use assets obtained in exchange for operating lease obligations	3,713	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
(in thousands of dollars, except for share data)	Common Stock		Exchangeable Common Stock		Voting Preferred Stock		Convertible Preferred Stock
	Shares	Par Value	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance, March 28, 2026	31,646,589	$3	—	$—	—	$—	—	$—	$197,690	$(28,067)	$128,302	$297,928
Acquisitions (Notes 12 and 13)	—	—	2,702,180	—	1	—	—	—	142,878	—	—	142,878
Restricted stock activity	28,693	—	—	—	—	—	—	—	—	—	—	—
Stock option activity	757	—	—	—	—	—	—	—	9	—	—	9
Share-based compensation expense	—	—	—	—	—	—	—	—	1,538	—	—	1,538
Net income	—	—	—	—	—	—	—	—	—	—	185,255	185,255
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	27,284	—	27,284
Balance, June 27, 2026	31,676,039	$3	2,702,180	$—	1	$—	—	$—	$342,115	$(783)	$313,557	$654,892

Balance, March 29, 2025	31,674,003	$3	—	$—	—	$—	—	$—	$191,985	$(26,311)	$24,715	$190,392
Stock option activity	51,497	—	—	—	—	—	—	—	916	—	—	916
Share-based compensation expense	—	—	—	—	—	—	—	—	2,971	—	—	2,971
Share repurchases (Note 12)	(245,249)	—	—	—	—	—	—	—	—	—	(8,940)	(8,940)
Net income	—	—	—	—	—	—	—	—	—	—	36,455	36,455
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	53	—	53
Balance, June 28, 2025	31,480,251	$3	—	$—	—	$—	—	$—	$195,872	$(26,258)	$52,230	$221,847

	Nine Months Ended
(in thousands of dollars, except for share data)	Common Stock		Exchangeable Stock		Voting Preferred Stock		Convertible Preferred Stock
	Shares	Par Value	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance, September 27, 2025	31,884,721	$3	—	$—	—	$—	—	$—	$195,466	$(28,247)	$88,193	$255,415
Acquisitions (Notes 12 and 13)	—	—	2,702,180	—	1	—	—	—	142,878	—	—	142,878
Restricted stock activity	121,286	—	—	—	—	—	—	—	(2,574)	—	—	(2,574)
Stock option activity	62,450	—	—	—	—	—	—	—	781	—	—	781
Share-based compensation expense	—	—	—	—	—	—	—	—	5,564	—	—	5,564
Share repurchases (Note 12)	(392,418)	—	—	—	—	—	—	—	—	—	(19,948)	(19,948)
Net income	—	—	—	—	—	—	—	—	—	—	245,312	245,312
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	27,464	—	27,464
Balance, June 27, 2026	31,676,039	$3	2,702,180	$—	1	$—	—	$—	$342,115	$(783)	$313,557	$654,892

Balance, September 28, 2024	32,268,022	$3	—	$—	—	$—	—	$—	$185,977	$(26,416)	$—	$159,564
Restricted stock activity	168,852	—	—	—	—	—	—	—	(4,412)	—	—	(4,412)
Stock option activity	91,428	—	—	—	—	—	—	—	1,484	—	—	1,484
Share-based compensation expense	—	—	—	—	—	—	—	—	12,823	—	—	12,823
Share repurchases (Note 12)	(1,048,051)	—	—	—	—	—	—	—	—	—	(38,993)	(38,993)
Net income	—	—	—	—	—	—	—	—	—	—	91,223	91,223
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	158	—	158
Balance, June 28, 2025	31,480,251	$3	—	$—	—	$—	—	$—	$195,872	$(26,258)	$52,230	$221,847

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

On April 1, 2026, BBBC completed its acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird Holdings, Inc. ("Micro Bird"), which was previously an unconsolidated Canadian joint venture. Micro Bird produces Type A school buses in Drummondville, Quebec, and since September 2025, has been producing small and mid-sized commercial buses and a small number of Type A school buses at a newly opened facility in Plattsburgh, New York. The acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird resulted in it becoming a wholly-owned subsidiary at the beginning of the third quarter of fiscal 2026 and subsequently. See Notes 11, Equity Investment in Affiliates, and 13, Micro Bird Acquisition, for further discussion.

The majority of BBBC and Micro Bird sales are made to an independent dealer network, which in turn sells buses to ultimate end users.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and Article 10 of Regulation S-X. The Company’s fiscal year ends on the Saturday closest to September 30 with its quarters consisting of thirteen weeks in most years. The fiscal years ending October 3, 2026 ("fiscal 2026") and ended September 27, 2025 ("fiscal 2025") consist or consisted of 53 and 52 weeks, respectively. The third quarters of fiscal 2026 and fiscal 2025 both included 13 weeks. The nine month periods in fiscal 2026 and 2025 both included 39 weeks.

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

Business Update

The global automotive industry supply chain constraints that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further exacerbated by additional stress resulting from various global military conflicts continued to impact our business and operations during the first three quarters of both fiscal 2025 and 2026. Specifically, they continued to result in higher purchasing costs to procure the raw materials inventory needed to produce buses. Additionally, there were still occasional shortages of certain critical components that limited the number and/or mix of buses that we could produce and sell. Nonetheless, ongoing improvements in manufacturing operations over the past several years have resulted in the consistent production of buses to fulfill sales orders during these same periods.

In addition to periodic inventory shortages and general inflationary pressures resulting from the global supply chain constraints discussed above, changes in trade policies and tariffs began to impact our business and operations in the second half of fiscal 2025 and continuing into the first three quarters of fiscal 2026 by increasing our procurement costs for certain imported inventory.

However, the higher inventory purchase costs that we incurred in producing and selling buses during the first three quarters of fiscal 2025 and fiscal 2026 resulting from the above factors, as applicable, did not negatively impact our operating results or cash flows during these periods as such impacts were largely offset by proactive increases in the sales prices we charged for our products.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The Company’s significant accounting policies are described in the consolidated financial statements included in the Company’s fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025. Our senior management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 27, 2026.

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

3. Supplemental Financial Information

Inventories

The following table presents the components of inventories at the dates indicated:

(in thousands of dollars)	June 27, 2026	September 27, 2025
Raw materials	$203,406	$81,262
Work in process	55,252	42,838
Finished goods	43,810	15,370
Total inventories	$302,468	$139,470

Product Warranties

The following table reflects activity in accrued warranty cost (current and long-term portions combined) for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance at beginning of period	$16,775	$16,345	$17,175	$16,179
Additions from Micro Bird acquisition (Note 13)	11,168	—	11,168	—
Current period accruals	2,954	2,856	7,951	8,092
Current period reductions of accrual	(2,894)	(2,627)	(8,291)	(7,697)
Balance at end of period	$28,003	$16,574	$28,003	$16,574
Extended Warranties
The following table reflects activity in deferred warranty income (current and long-term portions combined), for the sale of extended warranties of two to five years, for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance at beginning of period	$35,307	$30,448	$33,697	$27,962
Additions from Micro Bird acquisition (Note 13)	510	—	510	—
Current period deferred income	4,011	3,861	11,400	11,127
Current period recognition of income	(2,933)	(2,520)	(8,712)	(7,300)
Balance at end of period	$36,895	$31,789	$36,895	$31,789

The outstanding balance of deferred warranty income in the table above is considered a "contract liability," and represents a performance obligation of the Company that we satisfy over the term of the arrangement but for which we have been paid in full at the time the warranty was sold. We expect to recognize $3.4 million of the outstanding contract liability during the remainder of fiscal 2026, $11.7 million in the fiscal year ending October 2, 2027, and the remaining balance thereafter.

Other Current Liabilities

The balance in other current liabilities as of June 27, 2026 includes approximately $29.4 million of deferred income resulting from an advanced deposit made by a customer for a large order of electric school buses. The Company expects to recognize the vast majority of this amount as revenue during the fourth quarter of fiscal 2026 as the underlying buses are produced and delivered. There were no material amounts of deferred income reflected within the other current liabilities balance as of September 27, 2025.

Self-Insurance

The following table reflects our total accrued self-insurance liability, comprised of workers' compensation and health insurance related claims, at the dates indicated:

(in thousands of dollars)	June 27, 2026	September 27, 2025
Current portion	$5,121	$4,979
Long-term portion	1,693	2,097
Total accrued self-insurance	$6,814	$7,076

The current and long-term portions of the accrued self-insurance liability are reflected in accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Shipping and Handling Revenues

Shipping and handling revenues were $7.5 million and $6.9 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $17.2 million for each of the nine months ended June 27, 2026 and June 28, 2025. The related cost of goods sold was $6.9 million and $6.1 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $15.7 million and $15.4 million for the nine months ended June 27, 2026 and June 28, 2025, respectively.

Pension Expense (Income)

Components of net periodic pension benefit expense (income) were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest cost	$488	$1,312	$1,920	$3,936
Expected return on plan assets	(455)	(1,819)	(1,663)	(5,457)
Amortization of prior loss	79	70	315	209
Net periodic pension benefit expense (income)	$112	$(437)	$572	$(1,312)
Amortization of prior loss, recognized in other comprehensive income	(79)	(70)	(315)	(209)
Total recognized in net periodic pension benefit expense (income) and other comprehensive income	$33	$(507)	$257	$(1,521)

4. Debt

Term loan borrowings consisted of the following at the dates indicated:

(in thousands of dollars)	June 27, 2026	September 27, 2025
Term loan borrowings, net of deferred financing costs of $690 and $926, respectively	$86,810	$90,324
Less: current portion of long-term debt	5,000	5,000
Long-term debt, net of current portion	$81,810	$85,324

Term loan borrowings are recognized on the Condensed Consolidated Balance Sheets at the unpaid principal balance, and are not subject to fair value measurement; however, given the variable rates on the loans that reset frequently, the Company estimates that the unpaid principal balance approximates fair value. If measured at fair value in the financial statements, the term loans would be classified as Level 2 in the fair value hierarchy. At June 27, 2026 and September 27, 2025, $87.5 million and $91.3 million, respectively, were outstanding on the term loans.

At June 27, 2026 and September 27, 2025, the stated interest rates on the term loans were 5.6% and 6.1%, respectively. At June 27, 2026 and September 27, 2025, the weighted-average annual effective interest rates for the term loans were 5.9% and 6.6%, respectively, which include amortization of the deferred debt issuance costs.

At June 27, 2026, $8.3 million of letters of credit were outstanding, which reduces the availability on the revolving line of credit. There were no borrowings outstanding on the Revolving Credit Facility; therefore, the Company would have been able to borrow $141.7 million on the revolving line of credit.

In connection with the acquisition of Micro Bird (see Note 13, Micro Bird Acquisition, for further discussion), the Company repaid all of Micro Bird's outstanding bank debt obligations, including interest accrued on outstanding principal balances, existing on the closing date, which totaled $129.6 million and was funded entirely from cash existing on the closing date. This amount is reflected as a financing cash outflow on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 27, 2026. Although Micro Bird maintained an existing revolving credit facility with its primary bank subsequent to the acquisition having a maximum borrowing capacity of $50.0 million, no amounts were borrowed or repaid during the the three months ended June 27, 2026 following the repayment of the balance existing on the acquisition closing date as discussed previously above.

Interest expense on all indebtedness was $2.0 million and $1.7 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $5.1 million and $5.5 million for the nine months ended June 27, 2026 and June 28, 2025, respectively.

The schedule of remaining principal payments through maturity for the term loans is as follows:

(in thousands of dollars)
Fiscal Year	Principal Payments
2026	$1,250
2027	5,000
2028	5,000
2029	76,250
Total remaining principal payments	$87,500

5. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items that are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the annual forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business, primarily in the United States of America ("U.S."). In periods in which our pre-tax income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

Three Months

The effective tax rate for the three months ended June 27, 2026 was 5.2% due to the impact of the $160.5 million non-taxable gain from the acquisition of Micro Bird that was recognized during the third quarter of fiscal 2026 (see Note 13, Micro Bird Acquisition, for further discussion). When excluding this non-taxable gain, the effective tax rate for the three months ended June 27, 2026 was 27.9% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate as well as the impact from foreign taxes relating to Micro Bird's Canadian pretax earnings during the three months ended June 27, 2026, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Nine Months

The effective tax rate for the nine months ended June 27, 2026 was 10.5% due to the impact of the $160.5 million non-taxable gain from the acquisition of Micro Bird that was recognized during the third quarter of fiscal 2026. When excluding this non-taxable gain, the effective tax rate for the nine months ended June 27, 2026 was 25.6% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate as well as the impact from foreign taxes relating to Micro Bird's Canadian pretax earnings during the nine months ended June 27, 2026, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

6. Guarantees, Commitments and Contingencies

Litigation

At June 27, 2026, the Company had a number of product liability and other cases pending. Management believes that, considering the Company’s insurance coverage and its intention to vigorously defend its positions, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

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

7. Segment Information

We manage our business in two operating segments, both of which are reportable segments: (i) the Bus segment, which includes the manufacture and assembly of buses to be sold to a variety of customers across the U.S., Canada, and in certain limited international markets; and (ii) the Parts segment, which consists primarily of the purchase of parts from third parties to be sold to dealers within the Company’s network and certain large fleet customers. Micro Bird's financial results are included within the Bus segment effective April 1, 2026 (see Note 13, Micro Bird Acquisition, for further discussion).

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

Significant reportable segment information provided to and used by the CODM in assessing performance and allocating resources is as follows:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Bus segment
Net sales (1)	$491,696	$372,240	$1,124,445	$993,099
Cost of goods sold	400,623	299,029	917,858	815,082
Segment gross profit	$91,073	$73,211	$206,587	$178,017

Parts segment
Net sales (1)	$25,464	$25,771	$78,434	$77,635
Cost of goods sold	13,163	13,054	39,771	38,553
Segment gross profit	$12,301	$12,717	$38,663	$39,082

(1)    Parts segment revenue includes $1.6 million for each of the three months ended June 27, 2026 and June 28, 2025 and $4.2 million and $5.4 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, related to inter-segment sales of parts that was eliminated by the Bus segment upon consolidation.

The following table is a reconciliation of segment gross profit to consolidated income before income taxes for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Bus segment gross profit	$91,073	$73,211	$206,587	$178,017
Parts segment gross profit	12,301	12,717	38,663	39,082
Segment gross profit	$103,374	$85,928	$245,250	$217,099
Adjustments:
Selling, general and administrative expenses	(40,706)	(35,859)	(105,787)	(100,277)
Interest expense	(1,964)	(1,738)	(5,075)	(5,466)
Interest income	627	1,483	4,537	4,309
Other income (expense), net (Notes 13 and 14)	135,690	(580)	132,557	2,780
Income before income taxes	$197,021	$49,234	$271,482	$118,445

Sales are attributable to geographic areas based on customer location and were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
U.S.	$472,300	$352,715	$1,067,750	$939,946
Canada	44,749	45,022	134,884	129,096
Rest of world	111	274	245	1,692
Total net sales	$517,160	$398,011	$1,202,879	$1,070,734

8. Revenue

The following table disaggregates revenue by product category for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Diesel buses	$139,754	$125,872	$449,827	$367,855
Alternative power buses (1)	339,513	234,373	640,722	582,757
Other (2)	13,165	12,699	36,018	44,471
Parts	24,728	25,067	76,312	75,651
Net sales	$517,160	$398,011	$1,202,879	$1,070,734

(1)    Includes buses sold with any power source other than diesel (e.g., gasoline, propane or electric).
(2)    Includes shipping and handling revenue, extended warranty income, surcharges and chassis and bus shell sales.

9. Earnings Per Share

The following table presents the earnings per share computation for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands except for share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income	$185,255	$36,455	$245,312	$91,223

Denominator:
Weighted-average shares outstanding (1)	34,237,303	31,556,312	32,547,949	31,899,623
Weighted-average dilutive securities, restricted stock	180,285	471,039	226,835	535,117
Weighted-average dilutive securities, stock options	105,724	214,028	122,009	231,895
Weighted-average dilutive securities, warrants	627,604	340,441	567,254	357,108
Weighted-average shares and dilutive potential common shares (1) (2)	35,150,916	32,581,820	33,464,047	33,023,743

Earnings per share:
Basic earnings per share	$5.41	$1.16	$7.54	$2.86
Diluted earnings per share	$5.27	$1.12	$7.33	$2.76

(1)    The 2,702,180 shares of exchangeable common stock that were issued by a Canadian Company subsidiary in connection with the Micro Bird acquisition on April 1, 2026 (see Note 13, Micro Bird Acquisition, for further discussion) are exchangeable on a one-to-one basis with, and participate in Company dividends and undistributed earnings in an equal manner as, Company common stock. Accordingly, these equity securities are included in the weighted average shares denominators in both the basic and diluted earnings per share calculations, weighted for the portion of the applicable period during which they were outstanding.
(2)    There were no potentially dilutive securities excluded from the computation of diluted earnings per share for each of the three and nine months ended June 27, 2026 and June 28, 2025 because their effect was antidilutive.

10. Accumulated Other Comprehensive Loss

The following table provides information on changes in accumulated other comprehensive loss ("AOCL") for the periods presented:

	Three Months Ended			Nine Months Ended
(in thousands of dollars)	Defined Benefit Pension Plan (Note 14)	Foreign Currency Translation Adjustment	Total AOCL	Defined Benefit Pension Plan (Note 14)	Foreign Currency Translation Adjustment	Total AOCL
June 27, 2026
Beginning Balance	$(28,067)	$—	$(28,067)	$(28,247)	$—	$(28,247)
Other comprehensive income, gross	13,094	(834)	12,260	13,094	(834)	12,260
Settlement loss included in earnings	19,562	—	19,562	19,562	—	19,562
Amounts reclassified and included in earnings	79	—	79	315	—	315
Total before taxes	32,735	(834)	31,901	32,971	(834)	32,137
Income taxes	(4,826)	209	(4,617)	(4,882)	209	(4,673)
Ending Balance June 27, 2026	$(158)	$(625)	$(783)	$(158)	$(625)	$(783)

June 28, 2025
Beginning Balance	$(26,311)	$—	$(26,311)	$(26,416)	$—	$(26,416)
Amounts reclassified and included in earnings	70	—	70	209	—	209
Total before taxes	70	—	70	209	—	209
Income taxes	(17)	—	(17)	(51)	—	(51)
Ending Balance June 28, 2025	$(26,258)	$—	$(26,258)	$(26,258)	$—	$(26,258)

11. Equity Investment in Affiliates

The Company made investments in the below entities and utilized the equity method of accounting to record its interest in them as it did not have control to direct the activities that most significantly impact their financial performance based on the shared powers of the venture partners. The carrying amount of the equity method investments is adjusted for any contribution that the Company makes to them as well as for the Company’s proportionate share of net earnings or losses and any dividends received.

Micro Bird Holdings, Inc.

As discussed in further detail in Note 13, Micro Bird Acquisition, the Company completed its acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird on April 1, 2026, which previously represented an unconsolidated Canadian joint venture. Micro Bird produces Type A school buses in Drummondville, Quebec, and since September 2025, Micro Bird has been producing small and mid-sized commercial buses and a small number of Type A school buses at a newly opened facility in Plattsburgh, New York.

Prior to the acquisition, in recognizing the Company’s 50% portion of Micro Bird's net income or loss, the Company recorded equity in net (loss) income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations totaling approximately $(1.6) million and zero for the three months ended June 27, 2026 and June 28, 2025, respectively, and $2.4 million and $4.1 million for the nine months ended June 27, 2026 and June 28, 2025, respectively. The amount recorded in net (loss) income of non-consolidated affiliates during the three months ended June 27, 2026 represents a true-up of Micro Bird's year-to-date net income for the six-month period ended March 31, 2026 as the Company has historically accounted for its equity method investment in Micro Bird on a one month lag. Micro Bird paid no dividends in the three or nine months ended June 27, 2026 or June 28, 2025.

The acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird resulted in the Company controlling it at the beginning of the third quarter of fiscal 2026 and subsequently. Accordingly, the Company ceased accounting for its original 50% investment in Micro Bird utilizing the equity method as of March 28, 2026. In recording the investment in Micro Bird as a wholly-owned subsidiary as of April 1, 2026 to comply with the provisions of ASC 805, Business Combinations, the Company reversed the entire $37.6 million balance included within equity investment in affiliates on the Condensed Consolidated Balance Sheets, as well as a corresponding $2.0 million deferred tax liability balance, so that their carrying values were zero at June 27, 2026. The carrying value of the Company's investment in Micro Bird included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was $35.2 million at September 27, 2025.

Clean Bus Solutions, LLC

The Company holds a 50% equity interest in Clean Bus Solutions, LLC ("CBS"), our unconsolidated joint venture that provided a fleet-as-a-service ("FaaS") offering using electric school buses manufactured and sold by the Company. The service was offered to qualified customers of the Company by providing them with turnkey electrification solutions, including a wide product range consisting of, among others, electric school buses, financing of electric buses and supporting charging infrastructure, project planning and management, and fleet optimization.

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

The Company made (i) no cash contributions to CBS during the three months ended June 27, 2026, (ii) $0.4 million of cash contributions to CBS during the three months ended June 28, 2025 and (iii) $0.2 million and $0.9 million of cash contributions to CBS during the nine months ended June 27, 2026 and June 28, 2025, respectively, which increased the balance of equity investment in affiliates on the Condensed Consolidated Balance Sheets. The cash contributions during the nine months ended June 27, 2026 were made to allow CBS to pay its obligations in connection with winding down its operations, terminating its business and dissolving the entity.

In recognizing the Company’s 50% portion of CBS' net income or loss, the Company recorded zero and $(0.4) million in equity in net (loss) income of non-consolidated affiliates on the Condensed Consolidated Statements of Operations for the three months ended June 27, 2026 and June 28, 2025, respectively, and $(0.2) million and $(1.1) million for the nine months ended June 27, 2026 and June 28, 2025, respectively. CBS paid no dividends in any period.

At both June 27, 2026 and September 27, 2025, the carrying value of the Company's investment in CBS included within equity investment in affiliates on the Condensed Consolidated Balance Sheets was approximately $0.

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

Pursuant to the share repurchase plans, the Company repurchased no shares of its common stock and 392,418 shares of its common stock for $19.9 million during the three and nine months ended June 27, 2026. respectively. During the same periods in fiscal 2025, the Company repurchased 245,249 and 1,048,051 shares of its common stock, respectively, for $8.9 million and $39.0 million, respectively. The Company constructively retired these shares immediately after repurchase, with the $8.9 million amount paid in excess of the $0.0001 par value of each share during the three months ended June 28, 2025, and the $19.9 million and $39.0 million amounts paid in excess of the $0.0001 par value of each share during the nine months ended June 27, 2026 and June 28, 2025, respectively, recorded as a reduction in retained earnings. The shares repurchased during the first quarter of fiscal 2026 resulted in the Company utilizing all $60 million that was authorized under the initial share repurchase program prior to its expiration date. The total remaining authorization for future common stock repurchases under the Company's $100 million share repurchase program was $90.6 million as of June 27, 2026.

Exchangeable Common Stock and Voting Preferred Stock

In connection with the acquisition of Micro Bird as discussed in further detail in Note 13, Micro Bird Acquisition, below, the former owners of the 50% of the outstanding voting common stock of Micro Bird that the Company acquired received 2,702,180 shares of Class A non-voting exchangeable common stock of MB Exchangeco Inc. (“MB ExchangeCo”), a newly formed Canadian Company subsidiary. The shares of exchangeable common stock are exchangeable on a one-to-one basis with, and participate in Company dividends and undistributed earnings in an equal manner as, Company common stock. The exchangeable common stock has no rights with respect to MB ExchangeCo, other than the right to exchange into shares of Company common stock. This right requires MB ExchangeCo to redeem each share of exchangeable common stock upon the request of the holder for one share of Company common stock, plus unpaid dividends declared by the Company, if any.

The exchangeable common stock may not be transferred without the Company's consent. In addition, the exchangeable common stock and any Company common stock issued upon exchange is subject to a contractual lock-up period as follows: no transfers of the shares may occur for a period of six months following the acquisition closing date, or until October 1, 2026. Thereafter, the shares will be released from lock-up as follows: 17.9% on each of October 1, 2026, April 1, 2027 and October 1, 2027; 27.8% on April 1, 2028 and the remaining 18.5% on April 1, 2029.

The issuance of the exchangeable common stock was not registered under the Securities Act of 1933, as amended. The Company agreed to file a registration statement with the SEC covering the resale of the Company common stock issued upon the exchange of the exchangeable common stock, use commercially reasonable efforts to cause the registration statement to become effective prior to the expiration of the contractual restrictions described above, and to generally cause the registration statement to remain effective while the exchangeable common stock remains outstanding.

The former owners also received one share of newly-created Company preferred stock with voting rights in Company common stock equivalent to the number of shares of exchangeable common stock outstanding at any time. The combination of the exchangeable common stock and the voting preferred stock results in the holders having rights equivalent to those of holders of Company common stock as it pertains to voting, dividends, undistributed earnings and and other economic rights.

13. Micro Bird Acquisition

On April 1, 2026, the Company completed its acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird pursuant to the terms of a Purchase Agreement dated February 15, 2026. Following the acquisition, the Company can directly offer customers a full suite of school bus models, including the Type A school buses produced by Micro Bird in its Drummondville, Quebec production facility, and can fully pursue the significant opportunity that the Company believes exists in the U.S. commercial bus market by offering existing and new customers buses manufactured at the production facility that Micro Bird recently opened in Plattsburgh, New York, which also currently produces a small number of Type A school buses. Prior to the acquisition date, the Company owned 50% of the outstanding voting stock of Micro Bird and accounted for it utilizing the equity method of accounting as discussed in further detail in Note 11, Equity Investment in Affiliates, above. As a result of the acquisition, Micro Bird is now a wholly-owned consolidated subsidiary of the Company, with the acquisition accounted for as a business combination.

The purchase consideration transferred by the Company to the former owners totaled $205.9 million, inclusive of preliminary customary adjustments related to working capital and net debt, and was comprised of (i) $63.0 million in cash, funded entirely with cash existing on the closing date, and (ii) 2,702,180 shares of exchangeable common stock of a newly-formed Canadian Company subsidiary that are substantially equivalent to, and exchangeable on a one-to-one basis for, shares of Company common stock. In addition, the former owners received one share of newly-created Company preferred stock with voting rights in Company common stock equivalent to the number of shares of exchangeable common stock outstanding at any time. The aggregate value of the above issued securities totaled $142.9 million on the closing date. Since, as discussed previously above, the combination of the exchangeable common stock and the voting preferred stock resulted in the holders having rights equivalent to those of holders of Company common stock, the aggregate value of the equity securities was estimated via reference to the number of shares of exchangeable common stock issued and the closing stock price of a share of Company common stock on April 1, 2026. However, such amount was adjusted for an estimated discount because the shares of exchangeable common stock, and the underlying shares of Company common stock for which such exchangeable shares may be redeemed on a one-to-one basis, were not registered and are legally restricted from being sold on a national securities exchange until the underlying shares of Company common stock are registered.

In connection with the acquisition, the Company remeasured the value of its previously held 50% equity investment to its acquisition date fair value of $196.1 million, which resulted in a $160.5 million gain that is reported within other income (expense), net on the Condensed Consolidated Statements of Operations since such amount is not indicative of the Company's normal earnings activities. The fair value of the previously held equity investment was determined using a market approach based on the cash and equity consideration exchanged for the newly acquired 50% equity interest, which was reduced for an estimated discount because the previous equity interest did not provide the Company the ability to control the activities that most significantly impacted Micro Bird's financial performance based on the shared powers of the joint venture partners.

The Company also separately acquired the Plattsburgh, New York real estate from the former owners for $15.4 million in cash, which was funded entirely with cash existing on the closing date. These assets were previously leased by Micro Bird and accordingly, were not part of the Company's original 50% equity investment or the additional 50% equity investment acquired as discussed above.

The following is a summary of the purchase consideration transferred:

(in thousands of dollars)	Purchase Consideration
Cash consideration transferred for the newly acquired interest	$63,021
Equity consideration transferred for the newly acquired interest	142,878
Fair value of the previously held interest	196,095
Total consideration transferred for the Micro Bird interest	401,994
Cash consideration transferred for the Plattsburgh, New York real estate	15,369
Total consideration transferred	$417,363

During the three and nine months ended June 27, 2026, the Company incurred approximately $4.9 million and $7.6 million of pretax costs, respectively, relating to this transaction, which are recorded in other income (expense), net on the Condensed Consolidated

Statements of Operations as they are not indicative of our normal operating activities. No similar costs were incurred in the corresponding periods of fiscal 2025.

Preliminary Fair Values of the Assets Acquired and the Liabilities Assumed

The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets acquired and the liabilities assumed on April 1, 2026. The preliminary fair values are based on management’s estimates and assumptions, using the best information available at the time of this filing. The final valuation and related allocation of the purchase price will be completed no later than 12 months after the closing date of the acquisition. The final acquisition accounting adjustments could be materially different and may include (1) changes in the allocations to the intangible assets as well as goodwill and (2) other changes to assets and liabilities, such as working capital. The preliminary allocation of the purchase price is as follows:

(in thousands of dollars)	April 1, 2026

Assets acquired
Cash and cash equivalents	$28,749
Inventories	145,104
Other current assets	14,924
Property, plant and equipment	45,613
Finance lease right-of-use assets	29,734
Intangible assets	137,599
Total assets acquired	$401,723

Liabilities assumed
Accounts payable	$16,457
Accrued expenses	9,171
Other current liabilities	3,043
Long-term debt	17,603
Revolving credit facility	112,015
Finance lease obligations	29,734
Warranty	11,168
Deferred warranty income	510
Deferred tax liabilities	27,427
Other liabilities	2,509
Total liabilities assumed	$229,637

Fair value of net assets acquired	$172,086
Goodwill	245,277
Total consideration transferred	$417,363

Identified Intangible Assets

The estimated fair values of the acquired identified intangible assets and their estimated useful lives are as follows:

(in thousands of dollars)	Estimated Useful Life (in years)	Estimated Fair Value (in thousands of dollars)
Customer relationships	15	$130,000
Engineering designs	4	6,700
In-process research & development	5	899
Total intangible assets		$137,599

The customer relationships represent the value attributed to the dealer network that was estimated using a multi-period excess earnings method, which is a variation of the income approach. This method, which utilizes Level 3 inputs, calculates the present value of the incremental after-tax cash flows attributable to the intangible asset to estimate the fair value. The fair values of the engineering designs and in-process research & development were estimated using the cost approach. This valuation method is based on the premise that a buyer will not pay more for an asset than it would cost to build or acquire an equally desirable substitute and utilizes level 2 inputs in estimating fair value. The Company is continuing to assess the assumptions used in the estimated fair values described above, as well as the respective useful lives, which could result in changes to the provisional values.

Goodwill

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The $245.3 million of goodwill recorded in connection with the acquisition is primarily attributable to the value that the Company expects to realize from the existing customer base as well as the significant opportunity that management believes exists in the U.S. commercial bus market, which Micro Bird recently entered in connection with opening its manufacturing facility in Plattsburgh, New York in the second half of 2025. Goodwill also includes an estimated $11.0 million value pertaining to Micro Bird's assembled workforce, which U.S. GAAP does not allow to be recorded as a separate identifiable asset in a business combination and therefore, must be subsumed into goodwill. The goodwill is fully attributable to, and was included within, the Company's Bus segment at June 27, 2026.

The following table summarizes the carrying amount of the Company's goodwill, including the goodwill arising from the Micro Bird acquisition discussed above, as of June 27, 2026:

(in thousands of dollars)
Goodwill, excluding goodwill arising from the Micro Bird acquisition	$18,825
Goodwill arising from the Micro Bird acquisition	245,277
Total goodwill	$264,102

Income Taxes

As the acquisition is accounted for as a business combination, deferred tax assets and liabilities were generally recognized on the differences between the fair value and the tax bases of the assets acquired and the liabilities assumed. However, none of the goodwill is expected to be deductible for income tax purposes, so no deferred tax liability was recognized on the difference between the book and tax bases of this asset.

Pro Forma Results of Operations

The following supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors.

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues	$517,160	$453,921	$1,396,098	$1,258,010
Net income (1)	32,117	34,009	92,161	78,568

(1)    Net income for both the the three and nine months ended June 27, 2026 is reduced by the approximate $14.5 million non-cash, after-tax pension plan settlement loss discussed in further detail in Note 14, Defined Benefit Pension Plan Settlement and Termination, below.

The pro forma results of operations for each of the applicable periods have been prepared by combining the historical results of Blue Bird with the historical results of Micro Bird, which were adjusted for the preliminary fair values of the assets acquired and the liabilities assumed reflected above as if the acquisition date occurred on September 29, 2024, which was the first day of Blue Bird's fiscal 2025. These pro forma combined historical results were then modified for the following: adjustments to the amounts recorded as revenue by Micro Bird to conform with Blue Bird's accounting policies; an increase in depreciation expense for Micro Bird related to the net impact of adjusting acquired property and equipment, including the Plattsburgh, New York real estate that was separately acquired as discussed previously above, to the acquisition date fair value and modifying depreciable lives to conform with Blue Bird's accounting policies; an increase in amortization expense for Micro Bird due to the incremental intangible assets recorded in connection with the acquisition; an increase, in fiscal 2025, and decrease, in fiscal 2026, in cost of goods sold for Micro Bird related to the impact of adjusting acquired inventory to the acquisition date fair value; a decrease in equity in net income of non-consolidated affiliates for Blue Bird resulting from historically accounting for Micro Bird using the equity method in periods prior to the acquisition; a reclassification of transaction costs incurred by both Blue Bird and Micro Bird in fiscal 2026 to the first quarter of fiscal 2025; a decrease in other income for Blue Bird during fiscal 2026 relating to the gain recorded for the acquisition of Micro Bird as discussed previously above; a reduction of interest expense for Micro Bird and interest income for Blue Bird as a result of the cash that Blue Bird provided so that Micro Bird could repay all of its outstanding bank debt in connection with the acquisition; a reduction of interest income for Blue Bird as a result of the cash consideration paid; and the income tax impact from the aforementioned pro forma adjustments, as applicable. The pro forma results of operations do not include any adjustments for any cost savings or other synergies that may result from the acquisition. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Micro Bird Results of Operations

The Company's Condensed Consolidated Statements of Operations include Micro Bird's results of operations as a wholly-owned consolidated subsidiary of the Company since the April 1, 2026 acquisition date. Micro Bird contributed $122.9 million and $7.4 million in total revenues and net income, respectively, for both the three and nine months ended June 27, 2026.

14. Defined Benefit Pension Plan Settlement and Termination

During the latter part of fiscal 2025, the Company initiated actions to terminate its Defined Benefit Pension Plan (the "Plan"). While such actions continued during the first two quarters of fiscal 2026, none of them resulted in a significant financial impact for the Plan or Company. However, during the third quarter of fiscal 2026, the pension benefits earned by the majority of Plan participants were settled via (i) lump-sum cash payments and (ii) the purchase of group annuity contracts from Pacific Life Insurance Company and Pacific Life & Annuity Company (collectively, “Pacific Life”) that irrevocably transferred the future benefit obligations and annuity administration for 2,044 Plan participants or their beneficiaries (“Transferred Participants”) to Pacific Life. This transfer did not affect the amount of the (i) future benefit obligations or (ii) monthly benefit payments for the Transferred Participants, both of which are irrevocably guaranteed by Pacific Life, with Pacific Life assuming responsibility for disbursing monthly benefit payments effective August 1, 2026. The $92.1 million total amount paid for the lump-sum distributions and purchase of the group annuity contracts was funded entirely from Plan assets, with no additional funding required by the Company as part of these transactions.

Subsequent to the lump-sum cash payments and purchase of group annuity contracts, the Plan is relieved of the primary responsibility for paying the benefit obligations earned by the impacted Plan participants in future periods, which constitutes a plan settlement. The provisions of ASC 715, Postretirement Benefits, indicate that the settlement of all, or more than a minor portion, of a pension plan benefit obligation represents an event that requires the recognition in income of all, or part, of the net gain or loss deferred in accumulated other comprehensive income or loss. However, such guidance also requires that the Plan's benefit obligations and assets be remeasured immediately prior to computing and recognizing a settlement gain or loss.

During the third quarter of fiscal 2026, the Company, with assistance from its external actuarial specialist, remeasured the Plan's benefit obligations and assets, which resulted in a $13.1 million increase, $10.0 million decrease and $3.1 million increase in the pension, accumulated other comprehensive loss and deferred tax liabilities balances, respectively, included on the Condensed Consolidated Balance Sheet as of June 27, 2026. Subsequently, since the Plan settled over 99% of its remeasured benefit obligations during the third quarter of fiscal 2026, the Company recognized a $19.6 million settlement loss during the three and nine months ended June 27, 2026, which is included within other income (expense), net on the Condensed Consolidated Statements of Operations. The recording of such loss resulted in a $17.9 million decrease and $1.7 million increase in the accumulated other comprehensive loss and deferred tax liabilities balances, respectively, included on the Condensed Consolidated Balance Sheet as of June 27, 2026.

At June 27, 2026, the $17.7 million pension balance included on the Condensed Consolidated Balance Sheet is comprised of Plan assets and benefit obligations approximating $18.5 million and $0.8 million, respectively. The benefit obligations are expected to be settled via (i) the monthly benefit payment to retirees during July 2026, which are expected to approximate $0.7 million, and (ii) the transfer of the approximate $0.1 million of pension benefits for the small number of remaining Plan participants via a cash payment to the Pension Benefit Guaranty Corporation ("PBGC") prior to the end of 2026, both using Plan assets. The settlement of these benefit obligations will result in the recording of an additional settlement loss on the Condensed Consolidated Statements of Operations during the fourth quarter of fiscal 2026, and perhaps in a subsequent period depending on the timing of making such payments, which is not expected to be material. The Plan's assets will also be used to pay Plan expenses in future periods, which include the fees charged by external service providers that assisted with the termination process as well as regulatory fees and expenses. Following the settlement of the benefit obligations and Plan expenses discussed above, the Plan's remaining excess assets will be available to return to the Company and the Plan will terminate.

15. Subsequent Event

On August 3, 2026, BBBC entered into an agreement to acquire certain assets of Detroit Chassis LLC, a Michigan limited liability company and the longtime manufacturer of Ford Motor Company’s (“Ford”) F53 (Class A motorhome) and F59 commercial (step-van, delivery, and logistics market) stripped chassis for Ford’s “F5X” commercial vehicle business.

Also on August 3, 2026 but effective July 31, 2026, BBBC entered into a Master Collaboration Agreement with Ford, pursuant to which the BBBC will assume responsibility from Ford for the design and manufacture of the next generation F53 and F59 chassis, which will be paired with Ford’s powertrain solutions. The parties expect this collaboration agreement to support the continued evolution of the stripped chassis vehicle market and offerings, and ensure a seamless transition for Ford customers and fleets.

Company management believes that the F53 and F59 chassis market represents a significant long-term growth opportunity for stockholders.

Asset Purchase Agreement

The Asset Purchase Agreement ("Purchase Agreement") pertaining to the Detroit Chassis Plant ("DCP") was executed by BBBC, Detroit Chassis LLC and Spectra LMP, LLC, a Michigan limited liability company (the “Member” and referred to with the DCP collectively as the “Sellers”).

Pursuant to the Purchase Agreement, BBBC will acquire certain of Sellers' assets, including but not limited to, equipment, tooling, inventory, rights to leased real property, intellectual property, certain contracts and rights related thereto, permits, and goodwill and going concern value, all related solely to the F53/F59 chassis production (“Acquired Assets”) and will assume only the liabilities associated with the acquired assets and contracts (“Assumed Liabilities”).

The purchase price (“Purchase Price”) to be paid to Sellers will be $7.0 million plus the assumption of the Assumed Liabilities. BBBC owes $700,000 of the Purchase Price to Sellers upon execution of the Purchase Agreement. At the closing of the transaction, BBBC will pay the balance of $6.3 million to Sellers minus the amount of any indebtedness of Sellers secured by any lien on the Acquired Assets.

The transaction closing is anticipated to occur in the first calendar quarter of 2027, expected approximately thirty (30) days after the date that Ford ceases production of the F53/F59 commercial chassis. The DCP will continue to manufacture chassis under its agreement with Ford through the end of Ford production. The DCP’s workforce is covered under a collective bargaining agreement with United Auto Workers Local 155 (“UAW”).

As part of its manufacturing assessment for the next-generation F-53/F-59 stripped chassis, BBBC intends to prioritize the existing DCP facility located in Detroit, Michigan as the primary path under evaluation, while collaborating with the UAW to leverage the experience of the existing workforce.

The parties made customary representations, warranties, and covenants in the Purchase Agreement, including, but not limited to, the agreement of the parties to indemnify each other for certain breaches of representations and covenants, as well as other pre-closing matters.

The Sellers agreed to certain non-competition and non-solicitation restricted periods following the transaction closing, subject to certain continued access and cooperation agreements between the parties.

Master Collaboration Agreement

The Master Collaboration Agreement (“MCA”) executed by Ford and BBBC is intended to further expand and strengthen the long-standing collaboration between the parties and will result in BBBC taking over the F53/F59 chassis business from Ford. New production is anticipated to begin in the first half of calendar year 2028. The new platform is expected to build on the strong legacy of the F53/F59 stripped chassis products while introducing a next-generation solution to address evolving customer requirements and regulatory standards.

While no assurances can be given that the following can be achieved, Company management believes that the growth opportunity in this market represents the potential to achieve annual volume of approximately 10,000 units with potential annual revenue generation of $600 million or more.

Pursuant to the MCA, Ford will supply BBBC with its proprietary powertrains and provide limited transition support services. BBBC will strive to utilize Ford’s powertrain technology, existing customer relationships, and transition support to capture profitable market share in this chassis segment. The parties will also enter into a powertrain supply agreement governing the specific terms related to the sale and purchase of the powertrains.

The primary objectives of the MCA are: (i) the development by BBBC of a next generation replacement portfolio of stripped chassis products for the motorhome/recreational vehicle and commercial step-van, delivery, and logistics markets, and (ii) to ensure continuity of supply for Ford’s long-standing customer base, and to preserve and expand the customer base. The parties will conduct collaborative initial concentrated reviews of the feasibility and viability of the objectives under the MCA. Upfront investment and manufacturing costs will be borne by BBBC, with cooperative efforts by Ford. The target launch date for the replacement prototypes is January 1, 2028, or as mutually agreed between BBBC and Ford.

All tooling and equipment related to the F5X commercial vehicle business owned by Ford will be sold and transferred to BBBC, with closing to be within thirty (30) days after the date that Ford ceases production of the F53/F59 commercial chassis. Ford has also agreed to a multi-year exclusivity period in favor of BBBC with respect to sales of its powertrain to non-Ford affiliated third party competitors in this market. Ford will support the transition of its existing customer base to BBBC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Blue Bird Corporation (the "Company," "Blue Bird," "we," "our," or "us") should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended June 27, 2026 and June 28, 2025 and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Report"). Our actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed or incorporated by reference in the sections of this Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Certain monetary amounts, percentages and other figures included in this Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.

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

Blue Bird sells its buses and parts through an extensive network of U.S. and Canadian dealers that, in their territories, are exclusive to Blue Bird on Type A, C and D school buses. Blue Bird also sells directly to major fleet operators, the U.S. Government, state governments, and authorized dealers in certain limited foreign countries.

Throughout this Report, we refer to the fiscal year ending October 3, 2026 as "fiscal 2026," the fiscal year ended September 27, 2025 as "fiscal 2025," and the fiscal year ended September 28, 2024 as "fiscal 2024." There will be 53 weeks in fiscal 2026 and were 52 weeks in fiscal 2025. The third quarters of fiscal 2026 and fiscal 2025 both included 13 weeks. The nine month periods in fiscal 2026 and 2025 both included 39 weeks.

Recent Acquisition

On April 1, 2026, Blue Bird Body Company ("BBBC"), a wholly-owned subsidiary of Blue Bird Corporation, completed its acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird Holdings, Inc. ("Micro Bird"), which was previously an unconsolidated Canadian joint venture. Micro Bird produces Type A school buses in Drummondville, Quebec, and since September 2025, has been producing small and mid-sized commercial buses and a small number of Type A school buses at a newly opened facility in Plattsburgh, New York. The acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird resulted in it becoming a wholly-owned subsidiary at the beginning of the third quarter of fiscal 2026 and subsequently. See Notes 11, Equity Investment in Affiliates, and 13, Micro Bird Acquisition, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for further discussion.

Business Update

The global supply chain constraints for automotive parts that arose subsequent to the novel coronavirus pandemic known as "COVID-19" and that were further impacted by additional stress resulting from various global military conflicts continued to impact our business and operations in the first nine months of both fiscal 2025 and 2026. Specifically, there were occasional shortages of certain critical components that impacted our manufacturing production schedule and related operational efficiencies, while increasing costs charged by suppliers to procure inventory continued during both periods. Both of these factors impacted our business and operations by limiting the number and/or mix of school buses that we could produce and sell as well as increasing the costs to manufacture buses.

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

In addition to periodic inventory shortages and general inflationary pressures resulting from the global supply chain constraints discussed above, changes in trade policies and tariffs began to impact our business and operations in the second half of fiscal 2025 and continuing into the first nine months of fiscal 2026 by increasing our procurement costs for certain imported inventory. Actions we have taken, and are continuing to take, to mitigate the impact from changes in trade policies and tariffs include increasing the volume of steel we purchase at fixed prices up to four quarters in advance and working with our suppliers to identify alternative supply chain sources to minimize the increase in inventory costs.

However, the higher inventory purchase costs that we incurred in producing and selling buses during the first nine months of fiscal 2025 and fiscal 2026 resulting from general inflationary pressures caused by global supply chain constraints as well as changes in trade policies and tariffs, as applicable, did not negatively impact our operating results or cash flows during these periods as such impacts were largely offset by proactive increases in the sales prices we charged for our products. However, they could materially impact our operating results and cash flows in future periods if we are unable to (i) mitigate the increased cost of (a) procuring inventory to produce buses and (b) purchasing parts for resale and/or (ii) increase the sales prices we charge for our products to partially or fully offset these cost increases.

Additionally, although new bus orders during the majority of fiscal 2025 remained strong, management believes that the uncertainty in bus pricing resulting from changing tariffs temporarily impacted bus orders during the latter part of fiscal 2025 and, to a lesser extent, continuing into the first nine months of fiscal 2026. Specifically, due to a combination of (i) pent-up demand resulting from the cumulative effect of the COVID-19 pandemic when many school systems conducted virtual learning and (ii) the challenged global supply chain for automotive parts that hindered the school bus industry's ability to produce and sell buses in the years subsequent to the COVID-19 pandemic, the Company’s backlog approximated 3,900 Type C and D units as of June 28, 2025. Given the strong backlog in the overall school bus industry that resulted in long time lags between customers ordering and taking delivery of a school bus, when coupled with the uncertainty regarding the pricing of a school bus resulting from the inclusion of actual tariff charges in the final sales price, management believes that many customers elected to temporarily defer the purchase of buses towards the end of our fiscal 2025. As a result, the Company’s backlog decreased to approximately 3,070 Type C and D units as of September 27, 2025. However, due to the Company’s proactive communications with our dealers and customers and committing to a tariff pricing strategy that significantly addressed the volatility in bus pricing for customers, we experienced an increase in orders during the first nine months of fiscal 2026 that increased the backlog to approximately 3,570 Type C and D units and 1,290 Type A and small and mid-sized commercial units as of June 27, 2026, which included almost 780 electric powered units across all bus types. Due to the age of school bus fleets in the U.S. and Canada, which is at least partially attributable to supply chain disruptions in recent years that have left school districts with meaningful replacement needs, and the strong overall fundamentals in the school bus industry, management believes that this slowdown in orders is temporary in nature and not indicative of a broader decrease in current or future market demand.

Finally, the deferral of funds relating to governmental grants, subsidies and/or other incentives that are intended to partially, or fully, offset the higher price of alternative powered school buses impacted, to a lesser extent, the mix of school buses that we produced and sold during the latter part of fiscal 2025 and continuing into the first nine months of fiscal 2026. Although we noted that government grant money continued to flow during this period, the timing of some of these payments occurred too late to adjust our production schedule to build and sell more higher priced alternative powered school buses. However, such funding should positively impact the remainder of fiscal 2026 and/or subsequent periods. Nonetheless, any future decrease in such funds could impact the purchasing decisions of our customers that elect to buy less, or none, of our products in future periods.

In general, management believes that the impacts from (i) supply chain disruptions, including those resulting from current or future military conflicts, and (ii) changes in governmental policies, programs, regulations and/or laws could continue in future periods and could materially impact our results if we are unable to (a) obtain parts and supplies in sufficient quantities to meet our production needs and/or (b) pass along rising costs to our customers. They could result in significant economic disruption and adversely impact our business during the remainder of fiscal 2026 and perhaps beyond. Significant uncertainty exists concerning the magnitude of the impact and duration of (i) ongoing supply chain constraints and (ii) changes in governmental policies, programs, regulations and/or laws and their potential impact on the overall economy, within both the U.S and Canada as well as globally. Accordingly, the magnitude and duration of such matters and their related financial impacts on our business cannot be estimated at this time.

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

Critical Accounting Policies and Estimates, Recent Accounting Pronouncements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2025 Form 10-K, filed with the SEC on November 24, 2025, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which description is incorporated herein by reference. Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the nine months ended June 27, 2026.

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
•Revenue mix. We are able to charge more for certain of our products (e.g., propane powered buses, electric powered buses, Type D buses, and buses with higher option content) than other products. The mix of products sold in any fiscal period can directly impact our revenues for the period.
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
•Inflation. As discussed previously above, supply chain disruptions developing (i) subsequent to the COVID-19 pandemic and (ii) as a result of global military conflicts have significantly increased our inventory purchase costs, including freight costs incurred to deliver critical components, reflected in cost of goods sold during fiscal 2025 and continuing into the first nine months of fiscal 2026. Additionally, the imposition of tariffs on certain imported inventory that became effective during the second half of fiscal 2025 and continued into the first nine months of fiscal 2026 has further increased our inventory purchase costs. In response, the Company announced a number of sales price increases that applied to new sales orders that were intended to mitigate the impact of rising purchase costs on our operations, results and cash flows. These cumulative price increases have had a significant, positive impact on sales and gross profit during fiscal 2025 and continuing into the first nine months of fiscal 2026.
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
•Equity in net income or loss of non-consolidated affiliates. We include in this line item our 50% share of net income or loss from our investments in Micro Bird and Clean Bus Solutions, LLC ("CBS"), our unconsolidated joint ventures. However, as a result of (i) our acquisition of of the remaining 50% of the outstanding voting common stock of Micro Bird on April 1, 2026 and (ii) CBS nearing the completion of winding down and terminating its business, we expect minimal, immaterial activity in this account, if any, in periods subsequent to June 27, 2026.

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

Adjusted EBITDA is defined as net income or loss prior to interest income; interest expense including the component of operating lease expense (which is presented within cost of goods sold or selling, general and administrative expenses in our U.S. GAAP financial statements) that represents interest expense on operating lease liabilities; income taxes; and depreciation and amortization expense including the component of operating lease expense (which is presented within cost of goods sold or selling, general and administrative expenses in our U.S. GAAP financial statements) that represents amortization charges on right-of-use lease assets; as adjusted for certain non-cash charges or credits that we may record on a recurring basis such as share-based compensation expense and unrealized gains or losses on certain derivative financial instruments as well as certain charges or credits such as (i) transaction related costs or gains or (ii) discrete expenses related to major cost cutting and/or operational transformation initiatives. While certain of the charges that are added back in the Adjusted EBITDA calculation, such as certain transaction related costs and major cost cutting and/or operational transformation initiatives, represent operating expenses that may be recorded in more than one annual period, the significant project or transaction giving rise to such expenses is not considered to be indicative of the Company’s normal operations. Accordingly, we believe that these, as well as the other credits and charges that comprise the amounts utilized in the determination of Adjusted EBITDA described above, should not be used in evaluating the Company’s ongoing annual operating performance.

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

Our Segments

We manage our business in two operating segments, which are also our reportable segments: (i) the Bus segment, which involves the design, engineering, manufacture and sale of school buses and extended warranties; and (ii) the Parts segment, which includes the sale of replacement bus parts. As a result of the Micro Bird acquisition effective April 1, 2026, its financial results are included within the Bus segment for the the three and nine months ended June 27, 2026. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) in evaluating segment performance and deciding how to allocate resources to segments. The President and Chief Executive Officer of the Company has been identified as the CODM. Management evaluates the segments based primarily upon revenues and gross profit.

Consolidated Results of Operations for the Three Months Ended June 27, 2026 and June 28, 2025:

	Three Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Net sales	$517,160	$398,011
Cost of goods sold	413,786	312,083
Gross profit	$103,374	$85,928
Operating expenses
Selling, general and administrative expenses	40,706	35,859
Operating profit	$62,668	$50,069
Interest expense	(1,964)	(1,738)
Interest income	627	1,483
Other income (expense), net	135,690	(580)
Income before income taxes	$197,021	$49,234
Income tax expense	(10,173)	(12,375)
Equity in net loss of non-consolidated affiliates	(1,593)	(404)
Net income	$185,255	$36,455
Other financial data:
Adjusted EBITDA	$71,378	$58,479
Adjusted EBITDA margin	13.8%	14.7%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Three Months Ended
Net Sales by Segment	June 27, 2026	June 28, 2025
Bus	$491,696	$372,240
Parts	25,464	25,771
Total	$517,160	$398,011

Gross Profit (Loss) by Segment
Bus	$91,073	$73,211
Parts	12,301	12,717
Total	$103,374	$85,928

Net sales. Net sales were $517.2 million for the third quarter of fiscal 2026, an increase of $119.1 million, or 29.9%, compared to $398.0 million for the third quarter of fiscal 2025. Micro Bird contributed $122.9 million of net sales during the third quarter of fiscal 2026. The $3.8 million, or 1.0%, decrease in net sales for the legacy Blue Bird operations is primarily due to a 7.2% decrease in units sold resulting from timing due to a customer mix change as we produced a large number of units for certain customers that we will recognize as revenue in the fourth quarter of fiscal 2026 when the units are delivered to coincide with school resuming. Many of these units contributed to the significant increase in finished goods inventory at June 27, 2026. However, the decrease resulting from selling fewer units was partially offset by Bus customer and product mix changes and cumulative Bus price increases, including increases that were intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the second half of fiscal 2025 and continuing into the first three quarters of fiscal 2026.

Bus sales increased $119.5 million, or 32.1%, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, which included the $122.9 million of net sales that Micro Bird contributed during the third quarter of fiscal 2026. Bus sales for the legacy Blue Bird operations decreased $3.5 million, or 0.9%, reflecting a 7.2% decrease in unit bookings that was partially offset by a 6.7% increase in average sales price per unit. In the third quarter of fiscal 2026, 2,290 legacy Blue Bird units booked compared to 2,467 units that booked during the same period in fiscal 2025. The increase in legacy Blue Bird unit price for the third quarter of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs.

Parts sales decreased $0.3 million, or 1.2%, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. This small decrease is primarily attributed to slight variations due to product and channel mix that slightly exceeded price increases that were implemented to offset increases in inventory costs.

Cost of goods sold. Total cost of goods sold was $413.8 million for the third quarter of fiscal 2026, an increase of $101.7 million, or 32.6%, compared to $312.1 million for the third quarter of fiscal 2025. Micro Bird's cost of goods sold totaled $105.7 million during the third quarter of fiscal 2026. As a percentage of net sales, legacy Blue Bird total cost of goods sold improved slightly from 78.4% to 78.2%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $101.6 million, or 34.0%, for the third quarter of fiscal 2026 compared to the same period in fiscal 2025, which included the $105.7 million of Micro Bird cost of sales during the third quarter of fiscal 2026. The $4.1 million, or 1.4%, decrease in legacy Blue Bird cost of sales was primarily driven by the 7.2% decrease in units booked, which was partially offset by a 6.3% increase in the average cost of goods sold per unit for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The increase in average cost of goods sold per unit primarily resulted from increases in manufacturing costs attributable to (a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the second half of fiscal 2025 and (b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase was also impacted by customer and product mix changes.

The $0.1 million, or 0.8%, increase in Parts segment cost of goods sold for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 primarily resulted from increased product costs driven by inflationary pressures and tariffs as well as slight variations due to product and channel mix, which was partially offset by the decrease in sales during the quarter.

Operating profit. Operating profit was $62.7 million for the third quarter of fiscal 2026, an increase of $12.6 million compared to operating profit of $50.1 million for the third quarter of fiscal 2025. Micro Bird contributed $11.4 million of operating profit during the third quarter of fiscal 2026. Profitability for legacy Blue Bird operations was positively impacted by a small decrease of $1.0 million, or 2.9%, in selling, general and administrative expenses as well as a small increase of $0.2 million, or 0.2%, in gross profit as outlined in the revenue and cost of goods sold discussions above.

Interest expense. Interest expense was $2.0 million for the third quarter of fiscal 2026, an increase of $0.2 million, or 13.0%, compared to $1.7 million for the third quarter of fiscal 2025. Micro Bird incurred $0.5 million of interest expense during the third quarter of fiscal 2026. The $0.3 million decrease in interest expense for the legacy Blue Bird operations was primarily attributable to a decrease in the stated term loan interest rate from 6.1% at June 28, 2025 to 5.6% at June 27, 2026, as well as lower outstanding borrowings in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025.

Other income (expense), net. Other income, net was $135.7 million for the third quarter of fiscal 2026, an increase of $136.3 million, or 23,494.8%, compared to $0.6 million of other expense, net for the same period in fiscal 2025. Micro Bird incurred $0.6 million of other expense, net during the third quarter of fiscal 2026, $0.4 million of which represented pretax costs resulting from Blue Bird's acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird effective April 1, 2026.

During the third quarter of fiscal 2026, the legacy Blue Bird operations recorded net periodic pension expense of approximately $0.1 million compared with net periodic pension income of $0.4 million for the same period in fiscal 2025. During the third quarter of fiscal 2026, the legacy Blue Bird operations also recorded a $19.6 million loss resulting from the settlement of the pension benefits earned by the majority of pension plan participants with no similar loss recorded in the corresponding period of the prior year. See Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed discussion of this transaction.

Also, on May 23, 2024, eligible members of the United Steelworkers Union ("USW") voted to ratify a three-year collective bargaining agreement ("CBA") with BBBC. Among other items, the CBA requires the payment of a (i) lump-sum payment to certain employees who were not eligible for an annual wage increase because their hourly wage rate exceeded the rate required by the terms of the CBA as well as (ii) one-time $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Perry, Georgia facilities at the time the CBA was executed. During the third quarters of both fiscal 2026 and 2025, the legacy Blue Bird operations paid the above applicable amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation was competitive with that of unionized employees performing comparable job functions. These payments totaled $0.5 million and $1.1 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and were recorded in other expense, net because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and are expensed within cost of goods sold.

Additionally, during the third quarter of fiscal 2026, the legacy Blue Bird operations incurred approximately $4.5 million of pretax costs relating to the acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird effective April 1, 2026, with no such costs incurred during the third quarter of fiscal 2025. The costs incurred relating to this transaction were recorded in other expense, net as they are not indicative of our normal operating activities. However, the legacy Blue Bird operations also recorded a $160.5 million gain during the third quarter of fiscal 2026 resulting from remeasuring the value of the previously held 50% equity investment to its acquisition date fair value in connection with the Micro Bird acquisition, with no such gain recorded during the third quarter of fiscal 2025. This gain is reported within other income, net because it is not indicative of the Company's normal earnings activities. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed description of both of the above discussed transactions.

Finally, during the third quarter of fiscal 2026, the legacy Blue Bird operations sold certain state emissions credits that were not projected to be used for approximately $0.4 million, with no similar income recorded during the third quarter of fiscal 2025. The proceeds from this sale were recorded in other income, net as this transaction is not indicative of our normal revenue generating activities.

Income taxes. Income tax expense was $10.2 million for the three months ended June 27, 2026 compared to $12.4 million for the three months ended June 28, 2025.

The effective tax rate for the three months ended June 27, 2026 was 5.2% due to the impact of the $160.5 million non-taxable gain from the acquisition of Micro Bird that was recognized during the third quarter of fiscal 2026. When excluding this non-taxable gain, the effective tax rate for the three months ended June 27, 2026 was 27.9% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate as well as the impact from foreign taxes relating to Micro Bird's Canadian pretax earnings during the three months ended June 27, 2026, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the quarter.

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

Adjusted EBITDA. Adjusted EBITDA was $71.4 million, or 13.8% of net sales, for the third quarter of fiscal 2026, an increase of $12.9 million, or 22.1%, compared to $58.5 million, or 14.7% of net sales, for the third quarter of fiscal 2025. Micro Bird contributed $16.5 million of Adjusted EBITDA during the third quarter of fiscal 2026. The $3.6 million decrease in Adjusted EBITDA for the legacy Blue Bird operations primarily relates to the (i) $1.2 million increase in equity in net loss of non-consolidated affiliates and (ii) $3.0 million decrease in Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense that is included in calculating Adjusted EBITDA as reflected in the table below, both during the third quarter of fiscal 2026 when compared with corresponding period in fiscal 2025.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Net income	$185,255	$36,455
Adjustments:
Interest expense, net (1)	1,532	326
Income tax expense	10,173	12,375
Depreciation, amortization and disposals (2)	9,973	4,363
Micro Bird acquisition costs	4,885	—
Share-based compensation expense	1,538	2,971
Gain from Micro Bird acquisition	(160,522)	—
Pension plan settlement loss	19,562	—
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	(1,018)	1,989
Adjusted EBITDA	$71,378	$58,479
Adjusted EBITDA margin (percentage of net sales)	13.8%	14.7%

(1)    Includes $0.2 million and $0.1 million for the three months ended June 27, 2026 and June 28, 2025, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $1.2 million and $0.4 million for the three months ended June 27, 2026 and June 28, 2025, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Consolidated Results of Operations for the Nine Months Ended June 27, 2026 and June 28, 2025:

	Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Net sales	$1,202,879	$1,070,734
Cost of goods sold	957,629	853,635
Gross profit	$245,250	$217,099
Operating expenses
Selling, general and administrative expenses	105,787	100,277
Operating profit	$139,463	$116,822
Interest expense	(5,075)	(5,466)
Interest income	4,537	4,309
Other income, net	132,557	2,780
Income before income taxes	$271,482	$118,445
Income tax expense	(28,394)	(30,197)
Equity in net income of non-consolidated affiliates	2,224	2,975
Net income	$245,312	$91,223
Other financial data:
Adjusted EBITDA	$172,250	$153,438
Adjusted EBITDA margin	14.3%	14.3%

The following provides the results of operations of Blue Bird’s two reportable segments:

(in thousands of dollars)	Nine Months Ended
Net Sales by Segment	June 27, 2026	June 28, 2025
Bus	$1,124,445	$993,099
Parts	78,434	77,635
Total	$1,202,879	$1,070,734

Gross Profit by Segment
Bus	$206,587	$178,017
Parts	38,663	39,082
Total	$245,250	$217,099

Net sales. Net sales were $1,202.9 million for the nine months ended June 27, 2026, an increase of $132.1 million, or 12.3%, compared to $1,070.7 million for the nine months ended June 28, 2025. Micro Bird contributed $122.9 million of net sales during the nine months ended June 27, 2026. The $9.2 million, or 0.9%, increase in net sales for the legacy Blue Bird operations is primarily due to Bus customer and product mix changes and cumulative Bus price increases, including increases that were intended to mitigate the impact of increased procurement costs for certain of our imported inventory as a result of the imposition of tariffs beginning during the second half of fiscal 2025 and continuing into the first three quarters of fiscal 2026. The legacy Blue Bird Bus increases described above were partially offset by a decrease in Bus units sold resulting from timing due to a customer mix change as we produced a large number of units for certain customers that we will recognize as revenue in the fourth quarter of fiscal 2026 when the units are delivered to coincide with school resuming. Many of these units contributed to the significant increase in finished goods inventory at June 27, 2026.

Bus sales increased $131.3 million, or 13.2%, for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, which included the $122.9 million of net sales that Micro Bird contributed during the nine months ended June 27, 2026. Bus sales for the legacy Blue Bird operations increased $8.4 million, or 0.8%, reflecting a 5.7% increase in average sales price per unit that was partially offset by a 4.6% decrease in units booked. The increase in unit price for the first nine months of fiscal 2026 compared to the same period in fiscal 2025 was primarily due to customer and product mix changes as well as price increases implemented to offset increases in inventory costs. This increase was partially offset by the impact of booking 6,573 units in the nine months ended June 27, 2026 compared with 6,892 units during the same period in fiscal 2025.

Parts sales increased $0.8 million, or 1.0%, for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025. This increase is primarily attributed to price increases that were implemented to offset increases in inventory costs as well as higher fulfillment volumes and slight variations due to product and channel mix.

Cost of goods sold. Total cost of goods sold was $957.6 million for the nine months ended June 27, 2026, an increase of $104.0 million, or 12.2%, compared to $853.6 million for the nine months ended June 28, 2025. Micro Bird's cost of goods sold totaled $105.7 million for the nine months ended June 27, 2026. As a percentage of net sales, legacy Blue Bird total cost of goods sold improved from 79.7% to 78.9%, primarily due to the impact of ongoing pricing actions taken by management that exceeded the impact of increasing costs resulting from inflationary pressures and the imposition of tariffs relating to the procurement of inventory. The improvement was also impacted by product and customer mix changes.

Bus segment cost of goods sold increased $102.8 million, or 12.6%, for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, which included the $105.7 million of Micro Bird cost of sales during the nine months ended June 27, 2026. The $2.9 million, or 0.4%, decrease in legacy Blue Bird cost of sales was primarily driven by the 4.6% decrease in units booked as discussed above, which was partially offset by the 4.5% increase in the average cost of goods sold per unit in the nine months ended June 27, 2026 compared to the same period in fiscal 2025. This increase primarily resulted from increases in manufacturing costs attributable to a) increased raw materials costs resulting from ongoing inflationary pressures and the imposition of tariffs beginning during the second half of fiscal 2025 and b) ongoing supply chain disruptions that resulted in higher purchase costs for components. The increase was also impacted by customer and product mix changes.

The $1.2 million, or 3.2%, increase in Parts segment cost of goods sold for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025 was primarily attributable to increased product costs due to inflationary pressures and tariffs as well as slight variations due to product and channel mix.

Operating profit. Operating profit was $139.5 million for the nine months ended June 27, 2026, an increase of $22.6 million compared to operating profit of $116.8 million for the nine months ended June 28, 2025. Micro Bird contributed $11.4 million of operating profit during the nine months ended June 27, 2026. Profitability for legacy Blue Bird operations was positively impacted by an increase of

$10.9 million in gross profit as outlined in the revenue and cost of goods sold discussions as well as a $0.4 million decrease in selling, general and administrative expenses during the first nine months of fiscal 2026 when compared with the same period in fiscal 2025.

Interest expense. Interest expense was $5.1 million for the nine months ended June 27, 2026, a decrease of $0.4 million, or 7.2%, compared to $5.5 million for the nine months ended June 28, 2025. Micro Bird incurred $0.5 million of interest expense during the nine months ended June 27, 2026. The $0.9 million decrease in interest expense for the legacy Blue Bird operations was primarily attributable to a decrease in the stated term loan interest rate from 6.1% at June 28, 2025 to 5.6% at June 27, 2026, as well as lower outstanding borrowings in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025.

Other income (expense), net. Other income, net was $132.6 million for the nine months ended June 27, 2026, an increase of $129.8 million, or 4,668.2%, compared to $2.8 million of other income, net for the nine months ended June 28, 2025. Micro Bird incurred $0.6 million of other expense, net during the nine months ended June 27, 2026, $0.4 million of which represented pretax costs resulting from Blue Bird's acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird effective April 1, 2026.

The legacy Blue Bird operations recorded $0.6 million of net periodic pension expense during the nine months ended June 27, 2026 when compared with $1.3 million of net periodic pension income recorded during the nine months ended June 28, 2025. During the nine months ended June 27, 2026, the legacy Blue Bird operations also recorded a $19.6 million loss resulting from the settlement of the pension benefits earned by the majority of pension plan participants, with no similar loss recorded in the corresponding period of the prior year. See Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed discussion of this transaction.

Also, on May 23, 2024, eligible members of the USW voted to ratify a three-year CBA with BBBC. Among other items, the CBA requires the payment of a (i) lump-sum payment to certain employees who were not eligible for an annual wage increase because their hourly wage rate exceeded the rate required by the terms of the CBA as well as (ii) one-time $750 signing bonus to the approximate 1,500 covered production workers in our Fort Valley and Perry, Georgia facilities at the time the CBA was executed. During the nine months ended June 27, 2026 and June 28, 2025, the legacy Blue Bird operations paid the above applicable amounts to those employees covered by the CBA as well as similar amounts to a small number of hourly employees not covered by the CBA so that their total compensation was competitive with that of unionized employees performing comparable job functions. These payments totaled $0.5 million and $1.1 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, and were recorded in other expense, net because such compensation is not reflective of wages paid for services provided by the direct and indirect employees who support our operating activities and are expensed within cost of goods sold.

Additionally, during the nine months ended June 27, 2026, the legacy Blue Bird operations incurred approximately $7.2 million of pretax costs relating to the acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird effective April 1, 2026, with no such costs incurred during the nine months ended June 28, 2025. The costs incurred relating to this transaction were recorded in other expense, net as they are not indicative of our normal operating activities. However, the legacy Blue Bird operations also recorded a $160.5 million gain during the nine months ended June 27, 2026 resulting from remeasuring the value of the previously held 50% equity investment to its acquisition date fair value in connection with the Micro Bird acquisition, with no such gain recorded during the nine months ended June 28, 2025. This gain is reported within other income, net because it is not indicative of the Company's normal earnings activities. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for a more detailed description of both of the above discussed transactions.

Finally, during the nine months ended June 27, 2026 and June 28, 2025, the legacy Blue Bird operations sold certain state emissions credits that were not projected to be used for approximately $0.4 million and $2.6 million, respectively. The proceeds from these sales were recorded in other income, net as these transaction are not indicative of our normal revenue generating activities.

Income taxes. Income tax expense was $28.4 million for the nine months ended June 27, 2026 compared to $30.2 million for the nine months ended June 28, 2025.

The effective tax rate for the nine months ended June 27, 2026 was 10.5% due to the impact of the $160.5 million non-taxable gain from the acquisition of Micro Bird that was recognized during the third quarter of fiscal 2026. When excluding this non-taxable gain, the effective tax rate for the nine months ended June 27, 2026 was 25.6% and differed from the statutory federal income tax rate of 21%. The increase was primarily due to the impacts from state taxes and certain permanent items on the federal rate as well as the impact from foreign taxes relating to Micro Bird's Canadian pretax earnings during the nine months ended June 27, 2026, which were partially offset by the impacts from federal and state tax credits (net of valuation allowances) and discrete period items during the period.

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

Adjusted EBITDA. Adjusted EBITDA was $172.3 million, or 14.3% of net sales, for the nine months ended June 27, 2026, an increase of $18.8 million, or 12.3%, compared to $153.4 million, or 14.3% of net sales, for the nine months ended June 28, 2025. Micro Bird contributed $16.5 million of Adjusted EBITDA during the nine months ended June 27, 2026. The $2.3 million increase in Adjusted EBITDA for the legacy Blue Bird operations primarily relates to the $11.7 million increase in gross profit, when adjusted for the impact of expenses that are excluded in calculating Adjusted EBITDA, as outlined in the revenue and cost of goods sold discussions above, that was partially offset by the (i) $6.4 million increase in selling, general and administrative expenses, when adjusting for the impact of expenses that are excluded in calculating Adjusted EBITDA, and (ii) $3.4 million decrease in other income, net, when adjusted for the impact of income and expense amounts that are excluded in calculating Adjusted EBITDA as discussed above, all during the the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Net income	$245,312	$91,223
Adjustments:
Interest expense, net (1)	1,046	1,392
Income tax expense	28,394	30,197
Depreciation, amortization and disposals (2)	19,218	12,858
Micro Bird acquisition costs	7,558	—
Share-based compensation expense	5,564	12,910
Gain from Micro Bird acquisition	(160,522)	—
Pension plan settlement loss	19,562	—
Micro Bird total interest expense, net; income tax expense or benefit; depreciation expense and amortization expense	6,118	4,858
Adjusted EBITDA	$172,250	$153,438
Adjusted EBITDA margin (percentage of net sales)	14.3%	14.3%

(1)    Includes $0.5 million and $0.2 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, representing interest expense on operating lease liabilities, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2)    Includes $2.4 million and $1.1 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, representing amortization charges on right-of-use lease assets, which are a component of lease expense and presented within cost of goods sold or selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash generated from its operations, available cash and cash equivalents and borrowings under its revolving credit facilities. At June 27, 2026, the Company had $116.8 million of available cash (net of outstanding checks) and $141.7 million of additional borrowings available under the revolving line of credit portion of its credit facility. The Company’s revolving line of credit is available for working capital requirements, capital expenditures and other general corporate purposes. At June 27, 2026, Micro Bird also maintained a separate revolving credit facility having a maximum borrowing capacity of $50.0 million, all of which was available as there were no outstanding borrowings during the three months ended June 27, 2026 following the repayment of the balance existing on the April 1, 2026 acquisition closing date. This revolving credit facility is also available for working capital requirements, capital expenditures and other general purposes.

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

Pricing on the Closing Date was set at Level III until receipt of the financial information and related compliance certificate for the first fiscal quarter ending after the Closing Date, with pricing as of June 27, 2026 set at Level I.

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

At June 27, 2026, Borrower and the guarantors under the Credit Agreement were in compliance with all covenants.

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

The First Amended Credit Agreement primarily provides for an increase in the letter of credit sub-facility component of the Revolving Credit Facility from $25.0 million to $60.0 million, although it did not change the $150.0 million aggregate commitments limitation for the Revolving Credit Facility. It also designates certain revolving credit facility indebtedness that may be incurred by Micro Bird outside of the terms of the First Amended Credit Agreement as permitted indebtedness, although the maximum amount of such indebtedness is initially capped at $50.0 million but decreases to $30.0 million upon the completion of certain conditions that generally must be finalized within a specified period following the closing of the acquisition. The Micro Bird revolving credit facility generally exists to support the financing of certain of its inventory purchases, with the increase in the letter of credit sub-facility component of the Company's Revolving Credit Facility securing Micro Bird's obligations under the terms of its revolving credit facility. Subsequent to the Company repaying all of Micro Bird's bank debt obligations in connection with the closing of the acquisition, there were no amounts outstanding on its revolving credit facility on April 1, 2026 or during the remainder of the third quarter of fiscal 2026 that ended on June 27, 2026.

Under the terms of the First Amended Credit Agreement, Micro Bird's Canadian legal entities will not become parties thereto. However, the Credit Facilities are required to be secured by a security agreement that pledges a lien on 65% of the value of their issued and outstanding capital stock entitled to vote that generally must be finalized within a specified period following the closing of the acquisition.

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

Cash Flows

The following table sets forth general information derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Cash and cash equivalents at beginning of period	$229,313	$127,687
Total cash provided by operating activities	115,377	111,096
Total cash used in investing activities	(72,526)	(19,065)
Total cash used in financing activities	(155,340)	(46,652)
Change in cash and cash equivalents	$(112,489)	$45,379
Cash and cash equivalents at end of period	$116,824	$173,066

Total cash provided by operating activities

Cash flows provided by operating activities totaled $115.4 million for the nine months ended June 27, 2026, an increase of $4.3 million from the $111.1 million of cash flows provided by operating activities during the nine months ended June 28, 2025.

The increase primarily resulted from the $154.1 million increase in net income adjusted for the impacts of the non-cash pretax $160.5 million gain from acquisition of joint venture and $19.6 million pension plan settlement loss recognized during the nine months ended June 27, 2026 as well as the $3.9 million total net increase in all other non-cash adjustments impacting operating cash flows during the nine months ended June 27, 2026 when compared with the nine months ended June 28, 2025. This net increase was further impacted by net changes in operating assets and liabilities that unfavorably impacted operating cash flows by $12.7 million during the nine months ended June 27, 2026 when compared with the nine months ended June 28, 2025. The largest drivers in the changes in operating assets and liabilities resulted from an unfavorable change in accounts receivable of $70.8 million that was partially offset by a favorable change in accrued expenses, pension and other liabilities of $46.8 million, as follows:

•A shift in our customer mix resulted in an increase in the accounts receivable balance towards the end of fiscal 2024 and again at June 27, 2026, when compared with the end of fiscal 2025 and June 28, 2025, respectively. Specifically, we had a significant increase in fleet revenue towards the end of fiscal 2024 and again towards the end of the third quarter of fiscal 2026 relating to school buses that were delivered to closely coincide with the start of the new school year, with such revenue representing the majority of sales we make on credit. During the nine months ended June 28, 2025, the accounts receivable balances relating to fiscal 2024 fleet revenue were collected, representing a significant cash inflow. As the accounts receivable balance at the end of fiscal 2025 was significantly lower than the balance at the end of fiscal 2024 due to a significant reduction in sales we made on credit at the end of each respective period, the amount of accounts receivable collected during the nine months ended June 27, 2026 was significantly lower when compared with the same period in fiscal 2025. Additionally, towards the end of the third quarter of fiscal 2026, we had a significant increase in fleet credit sales that resulted in an increase in the accounts receivable balance (that resulted in a significant use of cash) at June 27, 2026 with no similar significant activity impacting the accounts receivable balance at June 28, 2025.

•There was a large increase in accrued expenses, pension and other liabilities (that resulted in a significant source of cash) during the nine months ended June 27, 2026 when compared with a large decrease (that resulted in a significant use of cash) during the nine months ended June 28, 2025. The increase during fiscal 2026 was primarily driven by a $29.4 million advanced payment made by a customer, with no similar activity during fiscal 2025. The decrease in fiscal 2025 primarily resulted from a decrease in accrued income taxes, primarily due to the timing of income tax payments that impacted the balances at June 28, 2025 when compared with June 27, 2026.

Total cash used in investing activities

Cash flows used in investing activities totaled $72.5 million for the nine months ended June 27, 2026, an increase of $53.5 million when compared to the $19.1 million of cash flows used in investing activities for the nine months ended June 28, 2025. The increase primarily resulted from the $49.6 million cash consideration paid in the Micro Bird acquisition, net of the cash acquired.

Total cash used in financing activities

Cash flows used in financing activities totaled $155.3 million for the nine months ended June 27, 2026 as compared to $46.7 million for the nine months ended June 28, 2025, resulting in a $108.7 million increase between fiscal periods. The increase primarily resulted from the $129.6 million of Micro Bird debt that was repaid in connection with the closing of the acquisition on April 1, 2026, that was partially offset by a $19.0 million reduction in common stock acquired in connection with the Company's share repurchase programs during the nine months ended June 27, 2026 when compared with the same period ended June 28, 2025.

Free cash flow

Management believes the non-GAAP measurement Free Cash Flow, defined as net cash provided by operating activities less cash paid for fixed assets and acquired intangible assets, fairly represents the Company’s ability to generate surplus cash that could fund activities not in the ordinary course of business. See “Key Non-GAAP Financial Measures We Use to Evaluate Our Performance” for further discussion. The following table sets forth the calculation of Free Cash Flow for the periods presented:

	Nine Months Ended
(in thousands of dollars)	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$115,377	$111,096
Cash paid for fixed assets	(22,695)	(18,215)
Free Cash Flow	$92,682	$92,881

Free Cash Flow for the nine months ended June 27, 2026 was $0.2 million lower than for the nine months ended June 28, 2025 due to a $4.3 million increase in net cash provided by operating activities as discussed above that was offset by a $4.5 million increase in cash paid for fixed assets.

Off-Balance Sheet Arrangements

We had outstanding letters of credit totaling $8.3 million at June 27, 2026 that secure our (a) self-insured workers compensation program and (b) performance obligations relating to certain environmental matters, the collateral for both of which is regulated by the State of Georgia.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 27, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Exchangeable Shares and Special Voting Share

On April 1, 2026, the Company completed its acquisition of the remaining 50% of the outstanding voting common stock of Micro Bird pursuant to the terms of a Purchase Agreement dated February 15, 2026 in exchange for an aggregate purchase price of $205.9 million, inclusive of preliminary customary adjustments related to working capital and net debt. In connection with the acquisition, the Company paid the former owners $63.0 million in cash, funded entirely with cash existing on the closing date, and issued 2,702,180 shares of exchangeable common stock of a newly-formed Canadian Company subsidiary that are substantially equivalent to, and exchangeable on a one-to-one basis for, shares of Company common stock. In addition, the former owners also received one share of newly-created Company preferred stock with voting rights in Company common stock equivalent to the number of shares of exchangeable common stock outstanding at any time. The aggregate value of the above issued securities totaled $142.9 million on the closing date.

The exchangeable common stock and voting preferred stock were both issued without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon one or more available exemptions, including Section 4(2) and/or Regulation S under the Act, and available exemptions under Canadian law, and were issued as a result of a privately negotiated transaction and not pursuant to public solicitations.

Period by fiscal month	Title of Security	Number of Shares	Purchaser	Consideration
March 29 - April 25, 2026	Exchangeable common stock (1)	2,702,180	Former Micro Bird owners	Sale of Micro Bird
March 29 - April 25, 2026	Voting preferred stock (2)	1	Former Micro Bird owners	Sale of Micro Bird
(1)    The exchangeable common stock is exchangeable on a one-to-one basis with Company common stock. The exchangeable common stock and any Company common stock issued upon exchange is subject to a contractual lock-up period as follows: no transfers of the shares may occur for a period of six months following the acquisition closing date, or until October 1, 2026. Thereafter, the shares will be released from lock-up as follows: 17.9% on each of October 1, 2026, April 1, 2027 and October 1, 2027; 27.8% on April 1, 2028 and the remaining 18.5% on April 1, 2029.
(2)    The voting preferred stock provides the holders of the exchangeable common stock with voting rights in Company common stock equivalent to the number of shares of exchangeable common stock outstanding at any time.

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

The timing, manner, price, and number of shares to be repurchased will be at the discretion of Company management. The repurchase programs do not obligate Blue Bird to acquire any specific amount of securities and can be modified or terminated at any time without notice. Repurchases under these programs are expected to be funded from one or a combination of existing cash balances, future free cash flow or indebtedness.

The share repurchases during the first quarter of fiscal 2026 resulted in the Company utilizing all $60.0 million that was authorized under the initial share repurchase program prior to its expiration date.

Share repurchase activity under the share repurchase programs, on a trade date basis, for each fiscal month in the quarter ended June 27, 2026, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 29 - April 25, 2026	—	$—	—	$90.6
April 26 - May 23, 2026	—	—	—	90.6
May 24 - June 27, 2026	—	—	—	90.6
Total	—		—
(1)    Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.
(2)    All share repurchases were made under the $100.0 million repurchase program approved on August 5, 2025 that expires on January 1, 2028.

Item 5. Other Information.

(c)    During the third quarter of fiscal 2026, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following Exhibits are filed with this Report:

Exhibit No.	Description
2.1
Asset Purchase Agreement dated August 3, 2026, by and among Blue Bird Body Company (“BBBC”), Detroit Chassis, LLC, and Spectra LMP, LLC (the schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to include supplemental copies of any of the omitted exhibit or schedules upon request by the SEC). (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on August 5, 2026).

3.1
The registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed by the registrant with the SEC on February 26, 2015).

3.2
Certificate of Amendment (dated March 11, 2026) to registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant with the SEC on May 6, 2026).

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

10.1*	Two-Insurer Buyout Commitment Agreement between Pacific Life Insurance Company, Pacific Life and Annuity Company and Blue Bird Body Company, effective May 12, 2026.

10.2
Master Collaboration Agreement dated as of July 31, 2026, between Ford Motor Company and Blue Bird Body Company. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed by the registrant with the SEC on August 5, 2026).

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

Blue Bird Corporation

Dated:	August 5, 2026	/s/ John Wyskiel
John Wyskiel
President and Chief Executive Officer

Dated:	August 5, 2026	/s/ Razvan Radulescu
Razvan Radulescu
Chief Financial Officer